Form 10-Q
period 2004-06-26
DESIGN WITHIN REACH INC
filed 2004-08-04
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50807

DESIGN WITHIN REACH, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3314374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Bush Street, 20th Floor, San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

(415) 676-6500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐    Yes  ☒    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2004 was 12,823,644.

DESIGN WITHIN REACH, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Design Within Reach, Inc.

Condensed Balance Sheets

(amounts in thousands)

	June 26, 2004	December 27, 2003	June 28, 2003
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14	$44	$23
Accounts receivable (less allowance for doubtful accounts of $61, $36 and $36)	1,519	620	1,412
Inventory, net	11,969	11,425	7,593
Prepaid catalog costs	984	614	1,449
Deferred income taxes, net of valuation allowance	1,430	1,022	—
Other current assets	1,073	680	487

Total current assets	16,989	14,405	10,964

Property and equipment, net	14,776	9,018	6,296
Deferred income taxes	706	309	—
Other non-current assets	467	111	403

Total assets	$32,938	$23,843	$17,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,995	$4,852	$5,524
Accrued expenses	3,438	2,714	1,548
Deferred revenue	2,121	687	1,386
Customer deposits and other liabilities	1,315	1,091	1,131
Bank credit facility	5,501	3,325	—
Capital lease obligation, current portion	112	90	—

Total current liabilities	19,482	12,759	9,589
Deferred rent and lease incentives	1,307	587	346
Capital lease obligation	195	260	—
Deferred income tax liabilities	500	399	—

Total liabilities	21,484	14,005	9,935
Stockholders’ equity
Preferred stock Series A – $1.00 par value; authorized 2,040 shares; issued and outstanding, 2,040, 2,040 and 2,040, respectively	2,040	2,040	2,040
Preferred stock Series B – $1.00 par value; authorized 6,000 shares; issued and outstanding, 3,359, respectively	10,044	10,044	10,044
Common stock – no par value; authorized 13,000 shares; issued and outstanding, none, 3,322 and 3,253, respectively	—	240	219
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 3,428	3	—	—
Additional paid-in capital	2,445	—	—
Deferred compensation	(1,900)	—	—
Accumulated deficit	(1,178)	(2,486)	(4,575)

Total stockholders’ equity	11,454	9,838	7,728

Total liabilities and stockholders’ equity	$32,938	$23,843	$17,663

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Earnings

(Unaudited)

(amounts in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales	$28,223	$19,358	$50,736	$35,499
Cost of sales	15,103	10,210	27,199	19,066

Gross margin	13,120	9,148	23,537	16,433
Selling, general and administrative expenses	10,896	8,102	19,617	14,816
Stock based compensation	149	—	225	—
Depreciation and amortization	710	440	1,285	750
Facility relocation costs	—	1	198	9

Earnings from operations	1,365	605	2,212	858
Interest income (expense)
Interest income	—	—	—	12
Interest expense	(51)	—	(83)	—

Earnings before income taxes	1,314	605	2,129	870
Income tax expense	508	—	821	—

Net earnings	806	605	1,308	870
Deemed preferred stock dividends	—	(1,765)	—	(1,765)

Net earnings (loss) available to common stockholders	$806	$(1,160)	$1,308	$(895)

Net earnings (loss) per share:
Basic	$0.23	$(0.36)	$0.38	$(0.28)
Diluted	$0.07	$(0.36)	$0.11	$(0.28)
Weighted average shares used in calculation of net earnings (loss) per share:
Basic	3,476	3,246	3,419	3,238
Diluted	11,671	3,246	11,516	3,238

Pro forma net earnings per share:
Basic	$0.09	$0.07	$0.14	$0.09
Diluted	$0.07	$0.05	$0.11	$0.08
Weighted average shares used in the calculation of pro forma net earnings per share:
Basic	9,136	9,217	9,079	9,331
Diluted	11,671	11,377	11,516	11,495

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Twenty-six weeks ended
	June 26, 2004	June 28, 2003
Cash flows from operating activities
Net earnings	$1,308	$870
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,285	750
Amortization of deferred compensation	225	—
Change in assets and liabilities:
Accounts receivable	(899)	(351)
Inventory	(544)	(908)
Prepaid catalog costs	(370)	(883)
Deferred income taxes, net of valuation allowance	(805)	—
Other current assets	(393)	(133)
Other non-current assets	(356)	(21)
Accounts payable	2,143	2,409
Accrued expenses	724	(1,471)
Deferred revenue	1,434	438
Customer deposits and other liabilities	224	71
Deferred rent and lease incentives	720	222
Deferred income tax liabilities	101	—

Net cash provided by operating activities	4,797	993
Cash flows from investing activities
Purchases of property and equipment	(7,043)	(3,662)

Net cash used in investing activities	(7,043)	(3,662)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to employee stock option plan	83	18
Repurchase of Series B preferred stock	—	(6,765)
Proceeds from issuance of Series B preferred stock	—	4,852
Net borrowing on bank credit facility	2,176	—
Repayments of long term obligations	(43)	—

Net cash provided by (used in) financing activities	2,216	(1,895)

Net increase (decrease) in cash and cash equivalents	(30)	(4,564)
Cash and cash equivalents at beginning of period	44	4,587
Cash and cash equivalents at end of period	$14	$23

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$834	—
Interest	$79	—

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

(amounts in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies

Design Within Reach, Inc. (the “Company”) was incorporated in California in November 1998 and reincorporated in Delaware in March 2004. The Company is an integrated multi-channel provider of distinctive modern design furnishings and accessories. The Company markets and sells its products to both residential and commercial customers through four sales channels consisting of its catalog, studios, website and direct sales force. The Company sells its products directly to customers throughout the United States.

The Company operates on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. The Company’s 2002 fiscal year ended on December 28, 2002, its 2003 fiscal year ended on December 27, 2003 and its 2004 fiscal year will end on January 1, 2005. Each of fiscal years 2002 and 2003 consisted of 52 weeks and fiscal year 2004 consists of 53 weeks.

Quarterly information (unaudited)

The accompanying unaudited interim financial statements as of and for the fiscal quarters ended June 28, 2003 and June 26, 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on June 30, 2004. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the fiscal quarter ended June 26, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Segment Reporting

The Company’s business is conducted in a single operating segment. The Company’s chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company’s entire operations for purposes of making operating decisions and assessing performance.

Stock Based Compensation

In the second quarter 2004, we recorded approximately $149 in expenses associated with the issuance of (1) 120 options to purchase common stock with an exercise price of $4.50 per share and an estimated fair market value of $10.00 per share granted in first quarter 2004 and (2) 366 options to purchase common stock with an exercise price of $7.00 per share and an estimated fair market value of $11.00 per share granted in first quarter 2004. Stock based compensation was zero in second quarter 2003.

The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Statement No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” and related interpretations. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	(unaudited)		(unaudited)
Net earnings – as reported	$806	$605	$1,308	$870
Add: Total stock-based employee compensation expense included in reported net earnings, net of taxes	92	—	138	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of taxes	(165)	(21)	(250)	(41)

Pro forma net earnings	733	584	1,196	829

Deemed preferred stock dividend	—	(1,765)	—	(1,765)

Pro forma net earnings available to common stockholders	$733	$(1,181)	$1,196	$(936)

Basic earnings per share – as reported	$0.23	$(0.36)	$0.38	$(0.28)

Diluted earnings per share – as reported	$0.07	$(0.36)	$0.11	$(0.28)

Basic earnings per share – pro forma	$0.21	$(0.36)	$0.35	$(0.29)

Diluted earnings per share – pro forma	$0.06	$(0.36)	$0.10	$(0.29)

The fair value of option grants has been determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	(unaudited)		(unaudited)
Risk-free interest rate	4%	4%	4%	4%
Expected volatility	60%	0%	60%	0%
Expected life (in years)	5	10	5	10
Dividend yield	—	—	—	—

Earnings per Share

Basic earnings per share is calculated by dividing the Company’s net earnings available to the Company’s common stockholders for the year by the number of weighted average common shares outstanding for the year. In accordance with Emerging Issues Task Force Topic No. D-53, the net earnings available to the Company’s common stockholders for the year ended December 27, 2003 is stated after recognizing deemed preferred stock dividends of $1,765. The amount of the deemed preferred stock dividends represents the excess of the consideration of $6,765 paid by the Company to Reed Business Information, a division of Reed Elsevier Inc., in connection with its repurchase from Reed Business Information of 1,961 shares of the Company’s Series B Preferred Stock in May 2003, over the carrying value of those shares of $5,000. Diluted earnings per share includes the effects of dilutive instruments, such as stock options, warrants and convertible preferred stock, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

The following table summarizes the incremental shares from potentially dilutive securities, calculated using the treasury stock method at the end of each fiscal period:

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	(unaudited)		(unaudited)
Shares used to compute basic earnings per share	3,476	3,246	3,419	3,238
Add: Effect of dilutive securities
Preferred stock Series A	2,040	—	2,040	—
Preferred stock Series B	3,359	—	3,359	—
Effect of dilutive options outstanding	1,835	—	1,737	—
Warrants outstanding	961	—	961	—

Shares used to compute diluted earning per share	11,671	3,246	11,516	3,238

Pro Forma Net Earnings Per Share (unaudited)

The following table sets forth the computation of pro forma basic and diluted net earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	(unaudited)		(unaudited)
Numerator
Net earnings available to common shareholders	$806	$605	$1,308	$870
Add: Deemed preferred stock dividend	—	(1,765)	—	(1,765)

Net earnings	$806	$(1,160)	$1,308	$(895)

Denominator
Weighted average common shares outstanding	3,476	3,246	3,419	3,238
Add: Adjustments to reflect the weighted average effect of the assumed exercise of preferred stock warrants and conversion of preferred stock from the date of issuance
Preferred stock Series A (conversion rate of one to one)	2,040	2,040	2,040	2,040
Preferred stock Series B (conversion rate of one to one)	3,359	3,669	3,359	3,792
Exercise of Series B warrants (conversion rate of one to one)	261	261	261	261

Denominator for basic pro forma calculation	9,136	9,217	9,079	9,331

Add: Effect of dilutive options outstanding	1,835	1,460	1,737	1,464
Exercise of common stock warrants	700	700	700	700

Denominator for dilutive pro forma calculation	11,671	11,377	11,516	11,495

Pro forma earnings per share, basic	$0.09	$0.14	$0.14	$0.14
Pro forma earnings per share, diluted	$0.07	$0.11	$0.11	$0.11

Pro forma basic and diluted net earnings per share have been computed to give effect to the exercise of preferred stock warrants and conversion of convertible preferred stock into common stock upon the closing of the Company’s initial public offering on an if-converted basis for the thirteen weeks ended June 26, 2004 and June 28, 2003 and the twenty-six weeks ended June 26, 2004 and June 28, 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The Company’s significant accounting estimates include estimates of market value used in calculating the value of inventory on a lower of cost or market basis, estimates of market value used in calculating the value of stock-based employee compensation, estimates of expected future cash flows used in the review for impairment of long-lived assets, estimates of the Company’s ability to realize its deferred tax assets which are also used to establish whether valuation allowances are needed on those assets, and estimates of returns used to calculate sales return reserves. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

Note 2 – Income Taxes

Our effective tax rate was and 38.5% for the thirteen and twenty-six weeks ended June 26, 2004, respectively. Our effective tax rate was and 0.0% for the thirteen and twenty-six weeks ended June 28, 2003, respectively. We expect our effective tax rate to remain approximately the same for fiscal 2004.

Note 3 – Bank Credit Facility

During July 2002, the Company entered into an approximately one-year secured revolving line of credit with Wells Fargo HSBC Trade Bank (“the Bank”). The Company amended this agreement for the third time on June 3, 2004. This facility provides an overall credit line of $11,500, comprised of a $9,000 operating line of credit for working capital and standby letters of credit and a $2,500 equipment line of credit for capital expenditure needs. Amounts borrowed under the credit agreement are secured by the Company’s accounts receivable, inventory and equipment. The Company’s permitted annual capital expenditures are limited under the credit agreement. The credit agreement also sets forth a number of affirmative and negative covenants to which the Company must adhere, including financial covenants that require us to achieve positive net earnings in each quarter and limitations on capital expenditures. As of June 26, 2004, the Company was in compliance with all covenants.

The Company repaid all borrowings under the line of credit with the Bank in July of 2004.

Note 4 – Warrants

In October 1998, the Company issued warrants to purchase 700 shares of the Company’s common stock exercisable at $1.50 per share in relation to an advising agreement with a major stockholder. The fair value of these warrants at the time of issuance was zero. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: underlying common stock price of $0.25, expected life of 10 years, interest rate of 6%, volatility of 0% and no dividend yield. Each warrant contains provisions for the adjustment of its exercise price and the number of shares issuable upon its exercise upon the occurrence of any stock dividend, reorganization, reclassification, consolidation, merger, sale or stock split. These warrants have net exercise provisions under which the holder may, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s common stock at the time of exercise of the warrant after deduction of the aggregate exercise price. These warrants were exercised in full on June 29, 2004 in cash, resulting in the issuance of 700 shares of the Company’s common stock.

In December 1999, the Company issued warrants to purchase an aggregate of 261 shares of the Company’s Series B Preferred Stock exercisable at $2.55 per share in relation to bridge loans made in December 1999. The fair value of these warrants at the time of issuance was $295 and was recognized as interest expense in fiscal year 2000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: underlying Series B Preferred stock price of $2.55, expected life of 10 years, interest rate of 6%, volatility of 0% and no dividend yield. Each warrant contained provisions for the adjustment of its exercise price and the number of shares issuable upon its exercise upon the occurrence of any stock dividend or stock split. These warrants had net exercise provisions under which the holder may, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s common stock at the time of exercise of the warrant after deduction of the aggregate exercise price. A portion of these warrants were exercised on June 29, 2004 in part in cash, resulting in the issuance of 154 shares of the Company’s Series B Preferred Stock, and in part on a net exercise basis resulting in the issuance of 19 shares of the Company’s Series B Preferred Stock. The remaining warrants were automatically exercised pursuant to their cashless exercise provisions immediately prior to the closing of the Company’s initial public offering of common stock, resulting in the issuance of 66 shares of the Company’s Series B Preferred Stock.

Note 5 – Related Party Transactions

The Company rents studio space from an affiliate of a significant stockholder of the Company and of the Company’s Chairman of the Board of Directors pursuant to the lease dated February 9, 2004. Rent expense related to this space for the thirteen weeks ended June 28, 2003 and June 26, 2004 was $25 and $25. Rent expense related to this space for the twenty-six weeks ended June 28, 2003 and June 26, 2004 was $50 and $50. The Company received consulting services from the same affiliate on a monthly basis. Consulting expense related to these services for the thirteen weeks ended June 28, 2003 and June 26, 2004 was $23 and $23.

In fiscal 2004, the Company combined its print buying with NapaStyle, Inc., in order to obtain beneficial pricing with the printer of the Company’s catalog. In order to obtain the best pricing, the Company guaranteed NapaStyle, Inc.’s payments to the printer. As of June 26, 2004, NapaStyle Inc. owed the Company approximately $121 which was repaid to the Company in full on July 9, 2004. The Company no longer guarantee’s NapaStyle Inc.’s payments to the printer. The Company’s Chairman and Chief Executive Officer are members of the board of directors of NapaStyle, Inc., and some of the Company’s significant stockholders also are stockholders of NapaStyle, Inc.

In May 2003, the Company made a $100 loan to NapaStyle, Inc., which was repaid to the Company in full by the end of fiscal year 2003. In connection with this loan, NapaStyle, Inc. issued the Company a warrant to purchase 67 shares of NapaStyle, Inc. Series B preferred stock at an exercise price of $0.01 per share. The warrant expires on May 21, 2008. The Company has not ascribed a fair market value to these warrants for financial statement purposes.

Note 6 – Facility Relocation Costs

During fiscal year 2003, the Company incurred $729 in costs associated with the relocation of its fulfillment center operations from Union City, California to Hebron, Kentucky. During the first quarter of fiscal year 2004, the Company completed the relocation of its fulfillment center at a cost of $172 (unaudited).

During the first quarter of fiscal year 2004, the Company incurred approximately $26 (unaudited) in connection with the relocation of its headquarters from Oakland, CA to San Francisco, CA. Rental payments under this lease commenced on June 1, 2004.

The beginning and ending liability balances related to the facility relocation costs, provisions and payments for fiscal year 2003 and the twenty-six weeks ended June 26, 2004 are included in the table below. There were no facilities relocation costs recognized during the thirteen weeks ended June 26, 2004.

	Transportation	Severance	Employee Relocation	Outside Services	Lease Cancellations	Other	Total
Balance at December 29, 2002	$—	$—	$—	$—	$—	$—	$—
Provisions	182	71	42	110	110	44	559
Payments	(152)	—	(42)	(90)	—	(44)	(328)

Balance at December 27, 2003	$30	$71	$—	$20	$110	$—	$231
Provisions/(adjustments) (unaudited)	146	(40)	32	52	—	8	198
Payments (unaudited)	(176)	(31)	(32)	(72)	(110)	(8)	(429)

Balance at June 26, 2004 (unaudited)	$—	$—	$—	$—	$—	$—	$—

Note 7 – Initial Public Offering

On June 29, 2004, the Company’s registration statement on Form S-1 was declared effective for the Company’s initial public offering, pursuant to which the Company sold 3,000 shares of common stock at $12 per share. The Company’s common stock commenced trading on June 30, 2004 . The Company’s initial public offering closed on July 6, 2004, and, as a result, the net offering proceeds of approximately $33,480 (after underwriters’ discounts of $2,520) were received subsequent to quarter-end. The net proceeds available to the Company were $31,830 after it incurred additional related offering expenses of approximately $1,650 through July 6, 2004.

On June 30, 2004, the Company’s outstanding Preferred Stock was automatically converted into approximately 5,399 shares of common stock. Each share of Series A and B preferred stock outstanding was converted into common stock on a one-for-one exchange ratio of common for preferred.

Note 8 – Benefit Plans

On July 7, 2004, the Company filed a registration statement on Form S-8 to register shares related to the Design Within Reach, Inc. Employee Stock Purchase Plan (the “ESPP”), the Design Within Reach, Inc. 2004 Equity Incentive Award Plan (the “2004 Plan”) and the Design Within Reach, Inc. 1999 Stock Plan (the “1999 Plan”).

The ESPP allows employees to purchase Company common stock at a 15% discount to market price through payroll deductions. The ESPP is structured through a series of concurrent twelve-month offering periods. Except for the first offering period, these offering periods generally start on the first trading day on or after May 1st and November 1st of each year and end, respectively, on the last trading day of the next October and April. The Company registered 500 shares of Common Stock available for future grants under the ESPP.

The Company registered an additional 2,215 and 900 shares of $0.001 par value common stock related to the 1999 Plan and 2004 Plan, respectively.

Note 9 - Commitments

Operating lease obligations consist of office, studio and fulfillment center lease obligations. Capital lease obligation consists of an obligation for the lease of certain equipment. Subsequent to December 27, 2003, we have entered into additional operating leases with additional minimum lease obligations of $18.864.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 27, 2003 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on June 30, 2004.

Overview

Design Within Reach is an integrated multi-channel provider of distinctive modern design furnishings and accessories. We market and sell our products to both residential and commercial customers through four integrated sales channels, consisting of our catalog, studios, website and direct sales force. We offer over 725 products in numerous categories, including chairs, tables, workspace and outdoor furniture, lighting, floor coverings, beds and related accessories, bathroom fixtures, fans and other home and office accessories. Our policy of having products “in stock and ready to ship” is a departure from the approach taken by many other modern design furnishings retailers, which we believe typically requires customers to wait weeks or months to receive their products.

We established our business strategy on the premise that multiple, integrated sales channels improve customer convenience, reinforce brand awareness, enhance customer knowledge of our products, and produce operational benefits that ultimately improve market penetration and returns on capital. All of our sales channels utilize a single common inventory held at our Hebron, Kentucky fulfillment center and share centralized information technology systems, which together provide a level of scalability to facilitate our future growth. This integration further improves customer service, speeds delivery times and provides real-time data availability.

We have experienced significant growth in customers and net sales since our founding in 1998. We began selling products through our catalog and online in the second half of 1999, and we opened our first studio in November 2000. We generated a profit in each fiscal quarter from the second quarter of fiscal year 2001 through the second quarter of fiscal year 2004. In recent years, we have continued to increase sales across all distribution channels with particular growth in sales through our studios, which have increased in number from one at the end of 2001 to 16 studios operating in six states at the end of 2003. We expect to open 13 to 16 new studios in each of fiscal years 2004 and 2005, and as of June 26, 2004, we had opened ten of these new studios and had signed leases for three additional studios.

As one measure of the performance of our business, we analyze our total market penetration rates across all of our sales channels in the top 50 metropolitan areas in the United States by household population as identified by the U.S. Census Bureau. We calculate our market penetration rates in a particular metropolitan market area based on net sales per capita in that area. We base our decisions on where to open new studios by categorizing markets into five “tiers” based on household population statistics and supporting sales data collected from our other sales channels. We plan to open the majority of our new studios in markets in our top two tiers during 2004 and 2005. Although nearly all of our studios have been open less than two full years, our experience indicates that studio openings significantly improve our overall market penetration rates in the markets in which they are located even though the opening of a studio may initially have an adverse effect on sales growth in our other sales channels in the same market.

In January 2004, we moved our fulfillment operations from Union City, California to Hebron, Kentucky. The new facility, at approximately 217,000 square feet, is nearly 100,000 square feet larger than our previous Union City facility. We have a right of first refusal on an adjacent 100,000 square feet in the new facility, and we expect this facility to support our distribution capacity needs for at least the next four years. We support all of our sales channels through the new fulfillment center, and the vast majority of our inventory is received and distributed through it. A small portion of our merchandise is shipped directly by the manufacturers to our customers. In February 2004, we moved our corporate headquarters from an approximately 23,000 square foot facility in Oakland, California to an approximately 59,000 square foot facility in downtown San Francisco, California. We expect that this headquarters facility will provide us with adequate space for growth for at least the next five years. In fiscal year 2003, we incurred $559,000 in costs and $170,000 in accelerated depreciation expense on abandoned assets associated with the relocation of our fulfillment center operations. In the first quarter of 2004, we incurred approximately $172,000 in costs associated with the relocation of our fulfillment center operations and approximately $26,000 in costs associated with the relocation of our headquarters. No further relocation costs are expected this year.

We have funded our capital expenditures and working capital needs primarily through cash flows from operations, private sales of equity securities and borrowings under our bank credit facility, which includes a $9.0 million operating line of credit and a $2.5 million equipment line of credit. In addition, on July 6, 2004, we completed an initial public offering of 4,715,000 shares of common stock at $12.00 per share. Of the shares offered, 3,000,000 were offered by us and 1,715,000 were offered by selling stockholders. We raised estimated net proceeds of approximately $31.8 million in our initial public offering, net of underwriting discounts and estimated offering expenses.

Basis of Presentation

Net sales consist of studio sales, phone sales, online sales, other sales and shipping and handling fees, net of returns by customers. Studio sales consist of sales of merchandise to customers at our studios, phone sales consist of sales of merchandise through the toll-free numbers associated with our printed catalogs, online sales consist of sales of merchandise from orders placed through our website, and other sales consist of sales made by our business development executives to commercial customers and warehouse sales. Warehouse sales consist of periodic clearance sales at our fulfillment center of product samples and products that customers have returned. Shipping and handling fees consist of amounts we charge customers for the delivery of merchandise. Cost of sales consists of the cost of the products we sell and inbound and outbound freight costs. Handling costs, including our fulfillment center expenses, are included in selling, general and administrative expenses.

Selling, general and administrative expenses consist of studio costs, including salaries and studio occupancy costs, costs associated with publishing our catalogs and maintaining our website, and corporate and fulfillment center costs, including salaries and occupancy costs, among others.

We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. The Company’s 2002 fiscal year ended on December 28, 2002, its 2003 fiscal year ended on December 27, 2003 and its 2004 fiscal year will end on January 1, 2005. Each of fiscal years 2002 and 2003 consisted of 52 weeks and fiscal year 2004 consists of 53 weeks.

Results of Operations

Comparison of the thirteen weeks ended June 26, 2004 (Second Quarter 2004) to June 28, 2003 (Second Quarter 2003)

Net sales. During Second Quarter 2004, net sales increased $8.9 million, or 45.8%, to $28.2 million from $19.4 million in Second Quarter 2003. Approximately $6.2 million of this increase was due to increased studio sales, which resulted primarily from our opening 14 new studios since the end of Second Quarter 2003. Phone sales for Second Quarter 2004 were unchanged from Second Quarter 2003. Online sales for Second Quarter 2004 increased 39.0% from Second Quarter 2003 to $6.1 million, primarily due to increased online marketing initiatives. The balance of the increase in net sales was primarily due to increased shipping and handling fees.

Cost of Sales. Cost of sales increased $4.9 million, or 47.9%, to $15.1 million in Second Quarter 2004 from $10.2 million in Second Quarter 2003. As a percentage of net sales, cost of sales increased to 53.5% in Second Quarter 2004 from 52.7% in Second Quarter 2003. The increase in cost of sales as a percentage of net sales in Second Quarter 2004 compared to Second Quarter 2003 was primarily a result of the strengthening of the Euro in relationship to the US Dollar, offset by increased sales of higher margin products. The dollar increase in cost of sales in Second Quarter 2004 was primarily attributable to the 45.8% increase in net sales during the same period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.8 million, or 34.5%, to $10.9 million in Second Quarter 2004 from $8.1 million in Second Quarter 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 38.6% in Second Quarter 2004 from 41.9% in Second Quarter 2003. The decrease in these expenses as a percentage of net sales resulted from leveraging catalog costs, fixed fulfillment center costs and corporate overhead expenses over increased net sales, partially offset by increases in costs associated with our studios, as the number of studios we have open has increased. The dollar increase in these expenses resulted primarily from the expenses associated with opening and operating new studios and mailing additional catalogs, as well as increased variable handling costs as our total volume of sales increased. We opened eight new studios during Second Quarter 2004, compared to two new studios in Second Quarter 2003, and mailed 5.0% more catalogs in Second Quarter 2004 than in Second Quarter 2003.

Stock based compensation. In Second Quarter 2004, we recorded approximately $149,000 in non-cash expenses associated with the issuance of (1) 120,000 options to purchase common stock with an exercise price of $4.50 per share and an estimated fair market value of $10.00 per share granted in first quarter 2004 and (2) 366,250 options to purchase common stock with an exercise price of $7.00 per share and an estimated fair market value of $11.00 per share granted in first quarter 2004. Stock based compensation was zero in Second Quarter 2003.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to approximately $710,000 in Second Quarter 2004 from approximately $440,000 in Second Quarter 2003. As a percentage of net sales, depreciation and amortization expenses increased to 2.5% of net sales in Second Quarter 2004 from 2.3% of net sales in Second Quarter 2003. These expenses increased as a result of significant increases in spending on capital assets associated with our new studio openings and improvements in our network infrastructure, such as investments in servers, desktop computers and related software licenses.

Facility Relocation Costs. In Second Quarter 2004, we incurred no costs associated with the relocation of our fulfillment operations form Union City, California to Hebron, Kentucky, compared to approximately $1,000 in such costs incurred in Second Quarter 2003.

Interest Income. Interest income was zero in both Second Quarter 2004 and Second Quarter 2003.

Interest Expense. We incurred approximately $51,000 of interest expense in Second Quarter 2004 related to short-term borrowings under our bank credit facility for working capital purposes and for capital expenditures associated with new studios. We did not have any interest expense in Second Quarter 2003.

Income Taxes. In Second Quarter 2004, we recorded a net income tax expense of approximately $508,000. We had zero income tax expense in Second Quarter 2003, since we had a full deferred tax valuation allowance at that time, which reduced our tax expense to zero.

Net Earnings. As a result of the foregoing factors, net earnings increased to approximately $806,000, or 2.9% of net sales, in Second Quarter 2004 from approximately $605,000, or 3.1% of net sales, in Second Quarter 2003. Net earnings for Second Quarter 2004 included no costs associated with the relocation of our fulfillment center and corporate headquarters, compared to approximately $1,000 in such costs incurred in Second Quarter 2003.

Comparison of Twenty-six weeks Ended June 26, 2004 to Twenty-six weeks Ended June 28, 2003

Net sales. During the twenty-six weeks ended June 26, 2004, net sales increased $15.2 million, or 42.9%, to $50.7 million from $35.5 million in the twenty-six weeks ended June 28, 2003. Approximately $11.2 million of this increase was due to increased studio sales, which resulted primarily from our opening 14 new studios since the end of Second Quarter 2003. Phone sales for the twenty-six weeks ended June 26, 2004 were $12.2 million, 5.4% lower than phone sales in the twenty-six weeks ended June 28, 2003. This was largely due to the effects of a promotion in which we offered free shipping on products purchased during the period from March 1, 2003 to March 17, 2003. This resulted in particularly strong sales in the twenty-six weeks ended June 28, 2003. We did not run any such promotions in the twenty-six weeks ended June 26, 2004. Online sales for the twenty-six weeks ended June 26, 2004 increased 30.4% from the twenty-six weeks ended June 28, 2003 to $11.2 million, primarily due to increased online marketing. The increase in net sales also included an increase in other sales of approximately $124,000, which resulted primarily from increased sales generated by our February 2004 warehouse sale. The balance of the increase in net sales was primarily due to shipping and handling fees.

Cost of Sales. Cost of sales increased $8.1 million, or 42.6%, to $27.2 million in the twenty-six weeks ended June 26, 2004 from $19.0 million in the twenty-six weeks ended June 28, 2003. As a percentage of net sales, cost of sales decreased to 53.6% in the twenty-six weeks ended June 26, 2004 from 53.7% in the twenty-six weeks ended June 28, 2003. The decrease in cost of sales as a percentage of net sales in the twenty-six weeks ended June 26, 2004 compared to the twenty-six weeks ended June 28, 2003 was primarily a result of the decision not to repeat in 2004 the free freight promotion we offered in March 2003 and was also the result of lower product costs due to increased volumes of merchandise that we purchased and increased sales of higher margin products. These decreases as a percent to net sales were offset by a strengthening of the Euro in relation to the US Dollar. The dollar increase in cost of sales in the twenty-six weeks ended June 26, 2004 was primarily attributable to the 42.9% increase in net sales during the same period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.8 million, or 32.4%, to $19.6 million in the twenty-six weeks ended June 26, 2004 from $14.8 million in the twenty-six weeks ended June 28, 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 38.7% in the twenty-six weeks ended June 26, 2004 from 41.7% in the twenty-six weeks ended June 28, 2003. The decrease in these expenses as a percentage of net sales resulted from spreading catalog costs, fixed fulfillment center costs and corporate overhead expenses over increased net sales across all of our sales channels, partially offset by increases in costs associated with our studios, as the number of studios we have open has increased. The dollar increase in these expenses resulted primarily from the expenses associated with opening and operating new studios and mailing additional catalogs, as well as increased handling costs as our total volume of sales increased. We opened ten new studios during the twenty-six weeks ended June 26, 2004, compared to five new studios in the twenty-six weeks ended June 28, 2003, and mailed 8.4% more catalogs in the twenty-six weeks ended June 26, 2004 than in the twenty-six weeks ended June 28, 2003.

Stock based compensation. In the twenty-six weeks ended June 26, 2004, we recorded approximately $225,000 in non-cash expenses associated with the issuance of (1) 120,000 options to purchase common stock with an exercise price of $4.50 per share and an estimated fair market value of $10.00 per share granted in first quarter 2004 and (2) 366,250 options to purchase common stock with an exercise price of $7.00 per share and an estimated fair market value of $11.00 per share granted in first quarter 2004. Stock based compensation was zero in the twenty-six weeks ended June 28, 2003.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $1.3 million in the twenty-six weeks ended June 26, 2004 from approximately $750,000 in the twenty-six weeks ended June 28, 2003. As a percentage of net sales, depreciation and amortization expenses increased to 2.5% of net sales in the twenty-six weeks ended June 26, 2004 from 2.1% of net sales in the twenty-six weeks ended June 28, 2003. These expenses increased as a result of increases in spending on capital assets associated with our new studio openings and improvements in our network infrastructure, such as investments in servers, desktop computers and related software licenses.

Facility Relocation Costs. In the twenty-six weeks ended June 26, 2004, we incurred $172,000 in costs associated with the relocation of our fulfillment operations from Union City, California to Hebron, Kentucky, compared to approximately $9,000 in such costs incurred in the twenty-six weeks ended June 28, 2003. We also incurred $26,000 in costs associated with the relocation of our headquarters from Oakland, California to San Francisco, California in the twenty-six weeks ended June 26, 2004.

Interest Income. Interest income was zero and approximately $12,000 in the twenty-six weeks ended June 26, 2004 and the twenty-six weeks ended June 28, 2003, respectively. Our interest income in the twenty-six weeks ended June 28, 2003 was generated by interest paid on our cash and cash equivalents.

Interest Expense. We incurred approximately $83,000 of interest expense in the twenty-six weeks ended June 26, 2004 related to short-term borrowings under our bank credit facility for working capital purposes and for capital expenditures associated with new studios. We did not have any interest expense in the twenty-six weeks ended June 28, 2003.

Income Taxes. In the twenty-six weeks ended June 26, 2004, we recorded a net income tax expense of approximately $821,000. We had zero income tax expense in the twenty-six weeks ended June 28, 2003, since we had a full deferred tax valuation allowance at that time, which reduced our tax expense to zero. That allowance was reversed during the fourth quarter of 2003.

Net Earnings. As a result of the foregoing factors, net earnings increased to $1.3 million, or 2.6% of net sales, in the twenty-six weeks ended June 26, 2004 from approximately $870,000, or 2.5% of net sales, in the twenty-six weeks ended June 28, 2003. Net earnings for the twenty-six weeks ended June 26, 2004 included approximately $198,000 in costs associated with the relocation of our fulfillment center and corporate headquarters, compared to approximately $9,000 in such costs incurred in the twenty-six weeks ended June 28, 2003.

Liquidity and Capital Resources

We have funded our operations primarily through cash flows from operations, private placements of equity securities and short-term borrowings under our bank credit facility. In addition, on July 6, 2004, we completed an initial public offering of 4,715,000 shares of common stock at $12.00 per share. Of the shares offered, 3,000,000 were offered by us and 1,715,000 were offered by selling stockholders. We raised estimated net proceeds of approximately $31.8 million in our initial public offering, net of underwriting discounts and estimated offering expenses.

Discussion of Cash Flows

For the twenty-six weeks ended June 26, 2004, cash and cash equivalents decreased by approximately $30,000 to approximately $14,000 from approximately $44,000 at December 27, 2003.

Net cash provided by operating activities was $4.8 million for the twenty-six weeks ended June 26, 2004, compared to $1.0 million for the twenty-six weeks ended June 28, 2003. Net cash provided by operating activities increased during the twenty-six weeks ended June 26, 2004 compared to the twenty-six weeks ended June 28, 2003 primarily because of the growth in earnings achieved by our business increases in accounts payables and other current liabilities partially offset by increases in inventory and other current assets.

Net cash used in investing activities was $7.0 million for the twenty-six weeks ended June 26, 2004, compared to $3.7 million for the twenty-six weeks ended June 28, 2003. Net cash used in investing activities increased during the twenty-six weeks ended June 26, 2004 compared to the twenty-six weeks ended June 28, 2003 primarily because we opened ten studios during the twenty-six weeks ended June 26, 2004 and we opened five studios during the twenty-six weeks ended June 28, 2003.

Net cash provided by financing activities was $2.2 million for the twenty-six weeks ended June 26, 2004, compared to net cash used by financing activities of $1.9 million for the twenty-six weeks ended June 28, 2003. Net cash provided by financing activities increased during the twenty-six weeks ended June 26, 2004 compared to the twenty-six weeks ended June 28, 2003 primarily because of increased borrowing on our line of credit. The net cash used in financing activities during the twenty-six weeks ended June 28, 2003 was used to repurchase and retire approximately 554,000 shares of Series B Preferred Stock that had been issued in the same period.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase.

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity as of June 26, 2004 consisted of: (1) $14,000 in cash and cash equivalents; (2) two tranches under our bank credit facility, consisting of a $9.0 million operating line of credit, of which $1.5 million had been drawn down and $759,000 had been used for outstanding letters of credit as of June 26, 2004, and a $2.5 million equipment line of credit, of which $2.5 million had been drawn down as of June 26, 2004; and (3) cash we expect to generate from operations during this fiscal year. The amount available from the bank facility as of June 26, 2004 is $4.4 million.

Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs.

We believe that our sources of cash will be sufficient to fund our operations and anticipated capital expenditures for at least the next twelve months. Our ability to fund these requirements and comply with the financial covenants under our bank credit agreement will depend on our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. In addition, as part of our strategy, we intend to continue to expand our studio sales channel. Such expansion will require additional capital. We cannot assure you that additional funds from available sources will be available on terms acceptable to us, or at all.

In fiscal years 2004 and 2005, we anticipate that our investment in property and equipment will increase to between approximately $10.0 million and $12.0 million in each year, from $7.4 million in fiscal year 2003. This increase is a result of our planned opening of 13 to 16 new studios in each of fiscal years 2004 and 2005, the cost of which we expect to be between approximately $9 million and $10 million in each such fiscal year, as well as our planned investment of approximately $2.0 million in additional information systems and technology in fiscal year 2004. We expect our investment in property and equipment in subsequent years to increase due to the continued expansion of our studio channel. We plan to finance these investments in fiscal years 2004 and 2005 from cash flows from operations and the proceeds of our initial public offering.

The following table summarizes our future contractual obligations as of December 27, 2003:

	Payment due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$34,613	$3,611	$9,832	$9,638	$11,532
Capital lease obligation	392	109	262	21	—

Total	$35,005	$3,720	$10,094	$9,659	$11,532

(1)	Operating lease obligations consist of office, studio and fulfillment center lease obligations. Capital lease obligation consists of an obligation for the lease of certain equipment. Subsequent to December 27, 2003, we have entered into additional operating leases with additional minimum lease obligations of $18.9 million.

In addition, our credit agreement with Wells Fargo HSBC Trade Bank, N.A., which we amended in June 2004, provides for a $9.0 million operating line of credit and a $2.5 million equipment line of credit. The $9.0 million operating line of credit is subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time to provide working capital and expires on July 31, 2005. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate plus 0.25%. The $2.5 million equipment line of credit is subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time for capital expenditures and converts to a term loan on July 31, 2005, which will be amortized and fully paid over two years. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate plus 0.50%. Amounts borrowed under our credit agreement are secured by our accounts receivable, inventory and equipment. The credit agreement also sets forth a number of affirmative and negative covenants to which we must adhere, including financial covenants that require us to achieve positive net earnings in each quarter and limitations on capital expenditures. We are currently in compliance with all financial covenants under our credit agreement. We have borrowed funds under these lines of credit from time to time and periodically have repaid such borrowings with available cash.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are set forth below.

Revenue recognition. We recognize revenue on the date on which we estimate that the product has been received by the customer, and we record any payments received prior to the estimated date of receipt of the goods by the customer as deferred revenue until the estimated date of receipt. We use our third-party freight carrier information to estimate when delivery has occurred. Sales are recorded net of returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Although our actual returns historically have not differed materially from estimated returns, in the future, actual returns may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was approximately $626,000 as of June 26, 2004. We recognize net sales revenue for shipping and handling fees charged to customers at the time products are estimated to have been received by customers.

Shipping and handling costs. Shipping costs, which include inbound and outbound freight costs, are included in cost of sales. We record costs of shipping products to customers in our cost of sales at the time products are estimated to have been received by customers. Handling costs, which include fulfillment center expenses, call center expenses, and credit card fees, are included in selling, general and administrative expenses. Handling costs were $1.6 million for Second Quarter 2004. Our gross margin calculation may not be comparable to that of other entities, which may allocate all shipping and handling costs to cost of sales, resulting in lower gross margin, or to operating expenses, resulting in higher gross margin.

Inventory. Our inventory is valued at the lower of cost or market. Cost has been determined using the first in, first out method. We write down inventory for estimated damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. Although our actual inventory write-downs historically have not differed materially from estimated inventory write-downs, in the future, actual inventory write downs may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. As of June 26, 2004, estimated inventory write-downs amounted to approximately $1.1 million.

Stock based compensation. We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As of December 27, 2003, we had not recognized any compensation expense for stock options in our financial statements, as all options granted up to that date have an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. During First Quarter 2004, we recognized approximately $76,000 in stock based compensation expense, and we also recorded $2.1 million in deferred compensation. During Second Quarter 2004, we recognized approximately $149,000 in stock based compensation expense. However, Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

Accounting for income taxes. We record an estimated valuation allowance on our deferred tax assets if it is more likely than not that they will not be realized. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets, including judgments regarding whether or not we will generate sufficient taxable income to realize our deferred tax assets.

Amortization of prepaid catalog costs. Prepaid catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs, for all of our direct response catalogs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual sales to the total of actual and estimated future sales on an individual catalog basis. The period of expected future benefit is calculated based on our projections of when approximately 90% of sales generated by the catalog will be made. Based on data we have collected, we historically have estimated that catalogs have a period of expected future benefit of two to four months. The period of expected future benefit of our catalogs would decrease if we were to publish new catalogs more frequently in each year, or increase if we published them less frequently. Prepaid catalog costs are evaluated for realizability at the end of each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. We account for consideration received from our vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received from such vendors were zero for Second Quarter 2004.

Valuation of long-lived assets. Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate the net book value may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows from use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the assets and their estimated fair values. We did not record any impairment charges in the Second Quarter 2004.

Caution on Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the discussions set forth below under the caption “Risk Factors” and other factors detailed in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on June 30, 2004.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Risk Factors

The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this quarterly report and those we may make from time to time.

Risks Relating to Design Within Reach

Our limited operating history makes evaluation of our business difficult.

We were originally incorporated in November 1998 and began selling products in July 1999. As an early stage company with limited operating history, we face risks and difficulties, such as challenges in accurate financial planning and forecasting as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories. These difficulties are particularly evident with respect to the evaluation and prediction of the operating results and expenses of our studios, as we opened our first studio in November 2000 and have expanded from one studio at the end of 2001 to 26 studios as of June 26, 2004. Further, our limited operating history will make it difficult for investors and securities analysts who may choose to follow our common stock, if any, to evaluate our business, strategy and prospects. Our failure to address these risks and difficulties successfully would seriously harm our business.

If we fail to offer merchandise that our customers find attractive, the demand for our products may be limited.

In order for our business to be successful, our product offerings must be distinctive in design, useful to the customer, well made, affordable and generally not widely available from other retailers. We may not be successful in offering products that meet these requirements in the future. If our products become less popular with our customers, if other retailers, especially department stores or discount retailers, offer the same products or products similar to those we sell, or if demand generally for design products such as ours decreases or fails to grow, our sales may decline or we may be required to offer our products at lower prices. If customers buy fewer of our products or if we have to reduce our prices, our net sales will decline and our operating results would be affected adversely.

We believe that our future growth will be substantially dependent on the continued increase in sales growth of existing core products, such as the Aeron® Chair and the Eames® Lounge Chair and Ottoman manufactured by Herman Miller, Inc. and other design classics and new products, while at the same time maintaining or increasing our current gross margin rates. We may not be able to increase the growth of existing core and new products or successfully introduce new products or maintain or increase our gross margin rate in future periods. Failure to do so may adversely affect our business.

Moreover, in order to meet our strategic goals, we must successfully identify, obtain supplies of, and offer to our customers new, innovative and high quality design products on a continuous basis. These products must appeal to a wide range of residential and commercial customers whose preferences may change in the future. If we misjudge either the market for our products or our customers’ purchasing habits, we may be faced with significant excess inventories for some products and missed opportunities for products we chose not to stock. In addition, our sales may decline or we may be required to sell our products at lower prices. This would have a negative effect on our business.

We do not have long-term vendor contracts and as a result we may not have continued or exclusive access to products that we sell.

All of the products that we offer are manufactured by third-party suppliers. We do not typically enter into formal exclusive supply agreements for our products and, therefore, have no contractual rights to exclusively market and sell them. Since we do not have arrangements with any vendor or distributor that would guarantee the availability or exclusivity of our products from year to year, we do not have a predictable or guaranteed supply of these products in the future. If we are unable to provide our customers with continued access to popular products, our net sales will decline and our operating results would be harmed.

Our business depends, in part, on factors affecting consumer spending that are not within our control.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, recession and fears of recession, stock market volatility, war and fears of war, acts of terrorism, inclement weather, consumer debt, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security generally. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our net sales and adversely affecting our operating results.

Our business will be harmed if we are unable to implement our growth strategy successfully.

Our growth strategy primarily includes the following components:

•	open additional studios;

•	expand and edit product offerings;

•	increase marketing within and across our sales channels; and

•	expand market awareness and appreciation for design products.

Any failure on our part to implement any or all of our growth strategies successfully would likely have a material adverse effect on our financial condition.

The expansion of our studio operations could result in increased expenses with no guarantee of increased earnings.

We plan to open between 13 and 16 new studios in each of 2004 and 2005. We anticipate the costs associated with opening these new studios will be between approximately $9 million and $10 million in each of 2004 and 2005. However, we may not be able to attain our target number of new studio openings, and any of the new studios that we open may not be profitable, either of which could have an adverse impact on our financial results. Our ability to expand by opening new studios will depend in part on the following factors:

•	the availability of attractive studio locations;

•	our ability to negotiate favorable lease terms;

•	our ability to identify customer demand in different geographic areas;

•	general economic conditions; and

•	availability of sufficient funds for expansion.

Even though we plan to continue to expand the number of geographic areas in which our studios are located, we expect that our studio operations will remain concentrated in limited geographic areas. This concentration could increase our exposure to fluctuating customer demand, adverse weather conditions, competition, distribution problems and poor economic conditions in these regions. In addition, our catalog sales, online sales or existing studio sales in a specific region may decrease as a result of new studio openings in that region.

In order to continue our expansion of studios, we will need to hire additional management and staff for our corporate offices and employees for each new studio. We must also expand our management information systems and distribution systems to serve these new studios. If we are unable to hire necessary personnel or grow our existing systems, our expansion efforts may not succeed and our operating results may suffer.

Some of our expenses will increase with the opening of new studios, such as headcount and lease occupancy expenses. Moreover, as we increase inventory levels to provide studios with product samples and support the incremental sales generated from additional studios, our inventory expenses will increase. We may not be able to manage this increased inventory without decreasing our earnings. If studio sales are inadequate to support these new costs, our earnings will decrease. In addition, if we were to close any studio, whether because a studio is unprofitable or otherwise, we likely would be unable to recover our investment in leasehold improvements and equipment at that studio and would be liable for remaining lease obligations.

We rely on our catalog operations, which could have significant cost increases and could have unpredictable results.

Our success depends in part on our ability to market, advertise and sell our products effectively through the Design Within Reach catalog. In fiscal year 2003, phone sales totaled $25.5 million, representing 31.4% of our total net sales. We believe that the success of our catalog operations depends on the following factors:

•	our ability to continue to offer a merchandise mix that is attractive to our customers;

•	our ability to achieve adequate response rates to our mailings;

•	our ability to add new customers in a cost-effective manner;

•	our ability to design, produce and deliver appealing catalogs in a cost-effective manner; and

•	timely delivery of catalog mailings to our customers.

Catalog production and mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories. We incur nearly all of these costs prior to the mailing of each catalog. As a result, we are not able to adjust the costs incurred in connection with a particular mailing to reflect the actual performance of the catalog. Increases in costs of mailing, paper or printing would increase our costs and would adversely impact our earnings as we would be unable to pass such increases directly on to our customers or offset such increases by raising prices. If we were to experience a significant shortfall in anticipated sales from a particular mailing, and thereby not recover the costs associated with that mailing, our future results would be adversely affected. In addition, response rates to our mailings and, as a result, sales generated by each mailing, are affected by factors such as consumer preferences, economic conditions, the timing of catalog mailings, the product mix in a particular catalog, the timely delivery by the postal system of our catalog mailings and changes in our merchandise mix, several of which may be outside our control. Furthermore, we have historically experienced fluctuations in the response rates to our catalog mailings. Customer response to our catalogs is dependent on merchandise assortment, merchandise availability and creative presentation, as well as the size and timing of delivery of the catalogs. If we are unable to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which would adversely affect our future operating results.

We must manage our online business successfully or our business will be adversely affected.

Our success depends in part on our ability to market, advertise and sell our products through our website. In fiscal year 2003, online sales totaled $18.7 million, representing 23.0% of our total net sales. The success of our online business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to additional risks and uncertainties associated with the Internet. These risks include changes in required technology interfaces, website downtime or slowdowns and other technical failures or human errors, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to respond successfully to these risks and uncertainties might adversely affect the sales through our online business, as well as damage our reputation and increase our selling, general and administrative expenses.

If we do not manage our inventory levels successfully, our operating results will be adversely affected.

We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against the risk of accumulating excess inventory as we seek to fulfill our “in stock and ready to ship” philosophy. Our success depends upon our ability to anticipate and respond to changing merchandise trends and customer demands in a timely manner. If we misjudge market trends, we may overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results. Conversely, shortages of popular items could result in loss of sales and have a material adverse effect on our operating results.

Consumer preferences may change between the time we order a product and the time it is available for sale. We base our product selection on our projections of consumer preferences in a future period, and our projections may not be accurate. As a result, we are vulnerable to consumer demands and trends, to misjudgments in the selection and timing of our merchandise purchases and fluctuations in the U.S. economy. Additionally, much of our inventory is sourced from vendors located outside the United States that often require lengthy advance notice of our requirements in order to be able to produce products in the quantities we request. This usually requires us to order merchandise, and enter into purchase order contracts for the purchase and manufacture of such merchandise, well in advance of the time such products will be offered for sale, which makes us vulnerable to changes in consumer demands and trends. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate and our operating results may be negatively impacted.

We source many of our products from manufacturers and suppliers located in Europe, many of which close for vacation during the month of August each year. Accordingly, during September and in many cases for several weeks thereafter as manufacturing resumes and products are shipped to the United States, we are often unable to receive product shipments from these suppliers. As a result, we are required to make projections regarding customer demand for these products for the third and fourth quarters of each year and order sufficient product quantities for delivery in advance of the August shutdown. If we misjudge demand for any of these items, our inventory levels may be too high or low. If we have a shortage of a particular item affected by the August shutdown, we may not be able to procure additional quantities for some weeks or months, which could result in loss of sales and have a material adverse effect on our operating results.

We depend on domestic and foreign vendors, some of which are our competitors, for timely and effective sourcing of our merchandise.

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from over 200 foreign and domestic designers, manufacturers and distributors. We have no long-term purchase contracts with any of our suppliers and, therefore, have no contractual assurances of continued supply, pricing or access to products, and any vendor could discontinue selling to us at any time. In fiscal year 2003, products supplied by our five largest vendors represented approximately 31.8% of net sales.

Additionally, some of our suppliers, including Herman Miller, Inc., Vitra Inc. and Kartell US Inc., compete directly with us in both residential and commercial markets and may in the future choose not to supply products to us. In fiscal year 2003, products supplied by Herman Miller, Inc., Vitra Inc. and Kartell US Inc. represented approximately 15.4% of our net sales. Additionally, some of our smaller vendors have limited resources, production capacities and operating histories, which means that they may not be able to timely produce sufficient quantities of certain products demanded by our customers. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Any inability to acquire suitable merchandise or the loss of one or more key vendors could have a negative effect on our business and operating results because we would be missing products from our merchandise mix unless and until alternative supply arrangements are made. Moreover, we may not be able to develop relationships with new vendors and products from alternative sources, if any, may be of a lesser quality or more expensive than those we currently purchase.

We are subject to various risks and uncertainties that might affect our ability to procure quality merchandise.

Our performance depends on our ability to procure quality merchandise from our vendors. Our vendors are subject to certain risks, including availability of raw materials, labor disputes, union organizing activity, inclement weather, natural disasters, and general economic and political conditions, that might limit their ability to provide us with quality merchandise on a timely basis. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to us or our customers. Our vendors’ failure to manufacture or import quality merchandise could reduce our net sales, damage our reputation and have an adverse effect on our financial condition.

A substantial portion of our sales during any given period of time may be generated by a particular product or line of products obtained from a small number of vendors, and if sales of those products or line of products decrease, our common stock price may be adversely affected.

During fiscal year 2003, our sales of products supplied by Herman Miller, Inc., the manufacturer of, among other items, the Aeron Chair, the Eames Lounge Chair and Ottoman, the Eames® Aluminum Management Chair and the Noguchi Table, constituted approximately 10.4% of our total net sales. Sales of products supplied by our top five vendors constituted approximately 31.8% of our total net sales for fiscal year 2003. Although we have no formal supply agreements with any of these vendors, we believe that sales of products we obtain from these vendors will continue to constitute a substantial portion of our sales in the future. However, sales of products from these vendors may not continue to increase or may not continue at this level in the future. If sales of products from these vendors decrease, our net sales will decrease and the price of our common stock may be adversely affected.

Declines in the value of the U.S. dollar relative to foreign currencies could adversely affect our operating results.

We procure supplies of our products from manufacturers in eleven countries outside the United States. In fiscal year 2003, approximately 59% of our merchandise purchases were sourced from outside the United States, primarily from Europe. Our dependence on foreign vendors means, in part, that we may be affected by declines in the relative value of the U.S. dollar to other foreign currencies, particularly the euro. Specifically, as the value of the U.S. dollar declines relative to other currencies, such as the euro, our effective cost of supplies of product increases. As a result, continued declines in the value of the U.S. dollar relative to the euro and other foreign currencies would increase our cost of goods sold and decrease our gross margin.

We rely on foreign sources of production, which subjects us to various risks.

We currently source a substantial portion of our products from foreign manufacturers located in Canada, the Czech Republic, Denmark, France, Germany, Israel, Italy and in other countries. As such, we are subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, work stoppages, economic uncertainties including inflation, foreign government regulations, wars and fears of war, acts of terrorism, political unrest and trade restrictions. Additionally, countries in which our products are currently manufactured or may be manufactured in the future may become subject to trade restrictions imposed by the United States or foreign governments. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas, or both could increase the cost or reduce the supply of merchandise available to us and adversely affect our operating results.

There is also a risk that one or more of our foreign vendors will not adhere to fair labor standards and may engage in child labor practices. If this happens, we could lose customer goodwill and favorable brand recognition, which could negatively affect our business.

If we fail to timely and effectively obtain shipments of product from our vendors and deliver merchandise to our customers, our operating results will be adversely affected.

We cannot control all of the various factors that might affect our timely and effective procurement of supplies of product from our vendors and delivery of merchandise to our customers. All products that we purchase, domestically or overseas, must be shipped to our fulfillment center in Hebron, Kentucky by third-party freight carriers, except for those products that are shipped directly to our customers from the manufacturer. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our fulfillment center, work stoppages including as a result of events such as longshoremen strikes, transportation and other delays in shipments including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, lack of freight availability and freight cost increases. In addition, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered to us through airfreight, which is significantly more expensive than standard shipping by sea. As a result, we may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, we may not be able to timely receive merchandise from our vendors or deliver our products to our customers.

We rely upon land-based carriers for merchandise shipments from U.S. ports to our facility in Hebron, Kentucky and from this facility to our customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather and increased fuel costs, associated with such carriers’ ability to provide delivery services to meet our inbound and outbound shipping needs. Failure to procure and deliver merchandise either to us or to our customers in a timely and effective manner could damage our reputation and adversely affect our business. In addition, any increase in fulfillment costs and expenses could adversely affect our future financial performance.

All of our fulfillment operations are located in our facility in Hebron, Kentucky, and any significant disruption of this center’s operations would hurt our ability to make timely delivery of our products.

We conduct all of our fulfillment operations from our facility in Hebron, Kentucky. Our fulfillment center houses all of our product inventory and is the location from which all of our products are shipped to customers, except for those products that are shipped directly to our customers from the manufacturer. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable event would cause interruptions or delays in our business and loss of inventory and could render us unable to accept or fulfill customer orders in a timely manner, or at all. Further, we have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that a fire, natural disaster or other catastrophic event were to destroy a significant part of our Hebron, Kentucky facility or interrupt our operations for any extended period of time, or if harsh weather conditions prevent us from delivering products in a timely manner, our net sales would be reduced and our operating results would be harmed.

Our computer and communications hardware and software systems are vulnerable to damage and interruption, which could harm our business.

Our ability to receive and fulfill orders successfully is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events, and errors in usage by our employees and customers. Further, our servers are located at the facilities of, and hosted by, a third-party service provider in Santa Clara, California. In the event that this service provider experiences any interruption in its operations or ceases operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we would be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves. In the event it became necessary to switch hosting facilities in the future, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. Any significant interruption in the availability or functionality of our website or our sales processing, distribution or communications systems, for any reason, could seriously harm our business.

We are planning certain systems changes that might disrupt our supply chain operations.

Our success depends on our ability to source merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems supporting our product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. Modifications will involve updating or replacing legacy systems with successor systems during the course of fiscal year 2004. There are inherent risks associated with replacing our core systems, including supply chain disruptions that affect our ability to deliver products to our customers. We may not be able to successfully launch these new systems or launch them without supply chain disruptions in the future. Any resulting supply chain disruptions could have a material adverse effect on our operating results.

If we are unable to provide satisfactory customer service, we could lose customers and our reputation could be harmed.

Our ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of our customer call center. Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Further, we may be unable to attract and retain adequate numbers of competent customer service representatives, who are essential in creating a favorable, interactive customer experience. In addition, e-mail and telephone call volumes in the future may exceed our present system’s capacities. If this occurs, we could experience delays in taking orders, responding to customer inquiries and addressing customer concerns, which would have an adverse effect on customer satisfaction and our reputation.

We also are dependent on third-party shipping companies for delivery of products to customers. If these companies do not deliver goods in a timely manner or damage products in transit, our customers may be unsatisfied. Because our success depends in large part on keeping our customers satisfied, any failure to provide high levels of customer service would likely impair our reputation and have an adverse effect on our future financial performance.

We face intense competition and if we are unable to compete effectively, we may not be able to maintain profitability.

The specialty retail furnishings market is highly fragmented but highly competitive. We compete with other companies that market lines of merchandise similar to ours, such as large retailers with a national or multinational presence, regional operators with niche assortments and catalog and Internet companies. Many of our competitors are larger companies with greater financial resources than us. We expect that as demand for high quality design products grows, many new competitors will enter the market and competition from established companies will increase.

Moreover, increased competition may result in potential or actual litigation between us and our competitors relating to such activities as competitive sales practices, relationships with key suppliers and manufacturers and other matters. As a result, increased competition may adversely affect our future financial performance.

The competitive challenges facing us include:

•	anticipating and quickly responding to changing consumer demands better than our competitors;

•	maintaining favorable brand recognition and achieving customer perception of value;

•	effectively marketing and competitively pricing our products to consumers in several diverse market segments; and

•	offering products that are distinctive in design, useful to the customer, well made and affordable, in a manner that favorably distinguishes us from our competitors.

The U.S. retail industry, the specialty retail industry in particular, and the e-commerce sector are constantly evolving and have undergone significant changes over the past several years. Our ability to anticipate and successfully respond to continuing challenges is critical to our long-term growth, and we may not be successful in anticipating and responding to changes in the retail industry and e-commerce sector.

In light of the many competitive challenges facing us, we may not be able to compete successfully. Increased competition could adversely affect our future net sales.

We maintain a liberal merchandise return policy, which allows customers to return most merchandise and, as a result, excessive merchandise returns could harm our business.

We maintain a liberal merchandise return policy that allows customers to return most merchandise received from us if they are dissatisfied with those items. We make allowances for returns in our financial statements based on historical return rates. Actual merchandise returns may exceed our allowances for returns. In addition, because our allowances are based on historical return rates, the introduction of new products, the opening of new studios, the introduction of new catalogs, increased sales online, changes in our merchandise mix or other factors may cause actual returns to exceed return allowances. Any significant increase in merchandise returns that exceed our allowances could have a material adverse effect on our future operating results.

The loss of key personnel would have a material adverse effect on our business results.

Our success depends to a significant extent upon the abilities of our senior management. In particular, we are dependent on the services of Robert Forbes, our founder, Wayne Badovinus, our President and Chief Executive Officer, and David Barnard, our Chief Financial Officer. We do not have long-term employment agreements with any of our key personnel. The loss of the services of Mr. Forbes, Mr. Badovinus, Mr. Barnard or any of the other members of our senior management team or of other key employees could have a material adverse effect on our business results. Additionally, our future performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. If members of our existing management team are not able to manage our company or our growth, or if we are unable to attract and hire additional qualified personnel as needed in the future, our business results will be negatively impacted.

We have grown quickly and if we fail to manage our growth, our business will suffer.

We have rapidly and significantly expanded our operations, and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management and operational resources. Some of our officers or senior management personnel have no prior senior management experience at public companies. Additionally, we need to properly implement and maintain our financial and managerial controls, reporting systems and procedures, including disclosure controls and procedures and internal controls over financial reporting. Moreover, if we are presented with appropriate opportunities, we may in the future make investments in, or possibly acquire, assets or businesses that we believe are complementary to ours. Any such investment or acquisition may further strain our financial and managerial controls and reporting systems and procedures. These difficulties could disrupt our business, distract our management and employees and increase our costs. If we are unable to manage growth effectively or successfully integrate any assets or businesses that we may acquire, our future financial performance would be adversely affected.

If the protection of our trademarks and proprietary rights is inadequate, our brand and reputation could be impaired and we could lose customers.

We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. Our principal intellectual property rights include a registered trademark on our name, “Design Within Reach,” copyrights in our catalogs, rights to our domain name, www.dwr.com, and our databases and information management systems. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, suppliers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers.

Intellectual property claims against us could be costly and could impair our business.

Third parties may assert claims against us alleging infringement, misappropriation or other violations of patent, trademark or other proprietary rights held by them, whether or not such claims have merit. If we are forced to defend against third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could divert management personnel, or result in product shipment delays. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties, or to cease selling the infringing product, which may have a significant impact on our sales volume. Further, as a result of infringement claims either against us or against those who license rights to us, we may be required to enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to obtain suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, it could significantly harm our business.

We may face product liability claims or product recalls that are costly and create adverse publicity.

The products we sell may from time to time contain defects which could subject us to product liability claims and product recalls. Any such product liability claim or product recall may result in adverse publicity regarding us and the products we sell, which may harm our reputation. If we are found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defend ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and our reputation could suffer, any of which could harm our business. In addition, although we maintain limited product liability insurance, if any successful product liability claim or product recall is not covered by or exceeds our insurance coverage, our financial condition would be harmed.

The security risks of online commerce, including credit card fraud, may discourage customers from purchasing products from us online.

For our online sales channel to continue to succeed, we and our customers must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause customers to lose confidence in the security of our website and choose not to purchase from us. Although we take the security of our systems very seriously, our security measures may not effectively prohibit others from obtaining improper access to our information. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation.

We do not carry insurance against the risk of credit card fraud, so the failure to prevent fraudulent credit card transactions could adversely affect our operating results. In addition, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature when we sell our products by telephone or online. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our financial condition.

Existing or future government regulation could harm our business.

We are subject to the same federal, state and local laws as other companies conducting business online, including consumer protection laws, user privacy laws and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to our customers of our policies on sharing non-public information with third parties, must provide advance notice of any changes to our privacy policies and, with limited exceptions, must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Further, the growth of online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on us. Today there are an increasing number of laws specifically directed at the conduct of business on the Internet. Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as freedom of expression, pricing, user privacy, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability of existing laws to the Internet relating to issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, U.S. and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. Many of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. The applicability and reach of those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are uncertain. The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our future operating results.

Tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes, which could have an adverse effect on our cash flows and results of operations. Further, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

The State of California recently enacted a law that requires any company that does business in California and possesses computerized data, in unencrypted form, containing certain personal information about California residents to provide prompt notice to such residents if that personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker. The law defines personal information as an individual’s name together with one or more of that individual’s social security number, driver’s license number, California identification card number, credit card number, debit card number, or bank account information, including any necessary passwords or access codes. As our customers, including California residents, generally provide information to us that is covered by this definition of personal information in connection with their purchases via our website, our business will be affected by this new law. As a result, we will need to ensure that all computerized data containing the previously-described personal information is sufficiently encrypted or that we have implemented appropriate measures to detect unauthorized access to our data. These measures may not be sufficient to prevent unauthorized access to the previously described personal information. In the event of an unauthorized access, we are required to notify our California customers of any such access to the extent it involves their personal information. Such measures will likely increase the costs of doing business and, if we fail to detect and provide prompt notice of unauthorized access as required by the new law, we could be subject to potential claims for damages and other remedies available to California residents whose information was improperly accessed or, under certain circumstances, the State of California could seek to enjoin our online operations until appropriate corrective actions have been taken. While we intend to comply fully with this new law, we may not be successful in avoiding all potential liability or disruption of business resulting from this law. If we were required to pay any significant amount of money in satisfaction of claims under this new law, or any similar law enacted by another jurisdiction, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our operating results could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.

In addition, because our website is accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. Our failure to qualify in a state or country where we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could have a material adverse effect on our business.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our online business or our marketing efforts.

We are subject to increasing regulation relating to privacy and the use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. In addition, several states have proposed legislation that would limit the uses of personal, user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would extend online privacy protections to adults. Moreover, proposed legislation in the United States and existing laws in other countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by companies. These data protection regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of privacy or data protection laws and regulations may subject us to fines, penalties and damages and may otherwise have material adverse effect on our financial condition.

We may be subject to liability for the content that we publish.

As a publisher of catalogs and online content, we face potential liability for intellectual property infringement and other claims based on the information and other content contained in our catalogs and website. In the past, parties have brought these types of claims and sometimes successfully litigated them against online services. If we incur liability for our catalog or online content, our financial condition could be affected adversely.

We may need additional financing and may not be able to obtain additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.

We may need to raise additional capital in the future to open additional studios, to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. We may not be able to obtain additional financing on commercially reasonable terms or at all. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute the ownership interests of existing stockholders, or scale back, or fail to address opportunities for expansion or enhancement of, our operations.

Our inability to obtain commercial insurance at acceptable prices might have a negative impact on our business.

During fiscal year 2003, we experienced a substantial increase in the costs of insurance. We believe that extensive commercial insurance coverage is prudent for risk management and anticipate that our insurance costs may continue to increase substantially. However, for certain types or levels of risk (e.g., risks associated with earthquakes or terrorist attacks), we might determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we might choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our operating results.

Anti-takeover provisions in our organizational documents and Delaware law make any change in control more difficult. This could affect our stock price adversely.

Our amended and restated certificate of incorporation and bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and affect adversely the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions include:

•	the division of our board of directors into three classes serving staggered three-year terms;

•	prohibiting our stockholders from calling a special meeting of stockholders;

•	our ability to issue additional shares of our common stock or preferred stock without stockholder approval;

•	prohibiting our stockholders from making certain changes to our amended and restated certificate of incorporation or bylaws except with two-thirds stockholder approval; and

•	advance notice requirements for raising matters of business or making nominations at stockholders’ meetings.

We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for five years unless the holder’s acquisition of our common stock was approved in advance by our board of directors.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price may be volatile and you may lose all or a part of your investment.

Our common stock had not been publicly traded prior to our initial public offering, which was completed in July 2004, and an active trading market may not develop or be sustained. The market price of our common stock may be subject to significant fluctuations. It is possible that in some future periods our results of operations may be below the expectations of securities analysts who may choose to follow our common stock, if any, and investors. If this occurs, our stock price may decline. Factors that could affect our stock price include the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in securities analysts’ recommendations or estimates, if any, of our financial performance;

•	publication of research reports by analysts, if any;

•	changes in market valuations of similar companies;

•	announcements by us, our competitors or other retailers;

•	additions or departures of key personnel;

•	the trading volume of our common stock in the public market;

•	general economic conditions;

•	financial market conditions;

•	acts of terrorism; and

•	war or threats of war.

In addition, the stock markets have experienced significant price and trading volume fluctuations, and the market prices of retail companies in particular have been extremely volatile and have recently experienced sharp share price and trading volume changes. These broad market fluctuations may adversely affect the trading price of our common stock.

Securities analysts may not initiate coverage of our common stock or may issue negative reports, and this may have a negative impact on our common stock’s market price.

Securities analysts may not cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price. The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who cover us downgrades our common stock, our common stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our common stock price to decline. In addition, recently-adopted rules mandated by the Sarbanes-Oxley Act of 2002, and a global settlement reached between the Securities and Exchange Commission, or the SEC, other regulatory analysts and a number of investment banks in April 2003 will lead to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms will now be required to contract with independent financial analysts for their stock research. It may be difficult for companies with smaller market capitalizations, such as our company, to attract independent financial analysts that will cover our common stock, which could have a negative effect on the market price of our common stock.

Our directors, executive officers and significant stockholders hold a substantial portion of our common stock, which may lead to conflicts with other stockholders over corporate transactions and other corporate matters.

Our directors, executive officers and current beneficial holders of 5% or more of our outstanding common stock beneficially own approximately 61.0% of our outstanding common stock, including warrants and options to purchase shares of our common stock that are exercisable within 60 days after June 26, 2004. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

Future sales of our common stock may depress our stock price.

Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

The holders of substantially all of our outstanding capital stock agreed with the underwriters of our initial public offering to be bound by a 180-day lock-up agreement that prohibits these holders from selling or transferring their stock for 180 days following the date of the final prospectus for our initial public offering, other than in specific circumstances. However, CIBC World Markets Corp., on behalf of the underwriters, at their discretion can waive the restrictions of the lock-up agreements at an earlier time without prior notice or announcement and allow our stockholders to sell their shares of our common stock in the public market. If the restrictions of the lock-up agreement are waived, shares of our common stock will be available for sale into the market, subject only to applicable securities rules and regulations, which may cause our stock price to decline.

We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws and the lock-up agreements described above. If any of our stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay dividends on our common stock for the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends from us on our common stock for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

All of our sales and a portion of our expenses are denominated in U.S. dollars, and our assets and liabilities together with our cash holdings are predominantly denominated in U.S. dollars. However, in fiscal year 2003 we obtained approximately 52% of our product inventories from manufacturers in Europe, and these transactions typically were denominated in currencies other than the U.S. dollar, principally the euro. During fiscal year 2003, the value of the U.S. dollar declined approximately 18.7% relative to the euro, which effectively increased the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. To mitigate our exchange rate risk relating to the euro, we typically purchase foreign currency forward contracts with maturities of less than 60 days relating to invoices for supplies of merchandise after the payable amount and due date of the invoice are known. We account for these contracts by adjusting the carrying amount of the contract to market and recognizing any corresponding gain or loss in selling, general and administrative expenses in each reporting period. Based on our euro-denominated purchases during fiscal year 2003, a hypothetical additional 10% weakening in the value of the dollar relative to the euro would have increased our cost of sales in fiscal year 2003 by approximately $1.7 million, and would have decreased both our net earnings and cash flows for that year by a corresponding amount. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. In addition to the direct effect of changes in exchange rates on cost of goods, changes in exchange rates also affect the volume of purchases or the foreign currency purchase price as vendors’ prices become more or less attractive. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

We are exposed to financial market risks, including changes in interest rates. All of the $3.3 million in debt outstanding under our bank credit facility as of December 27, 2003 was subject to variable interest rate fluctuations. Based on this debt level, a hypothetical 10% increase in our lender’s prime rate from the applicable rate at December 27, 2003 would have increased our net interest expense in fiscal year 2003 by approximately $5,000, and would have decreased both our earnings and cash flows by a corresponding amount. We currently do not engage in hedging transactions with respect to interest rate fluctuations. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability.

We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-113903) that was declared effective by the Securities and Exchange Commission on June 29, 2004. On July 6, 2004, 3,000,000 shares of our common stock were sold on our behalf at an initial public offering price of $12.00 per share, for an aggregate offering price of $36.0 million, and 1,715,000 shares of our common stock were sold on behalf of certain selling stockholders at an initial public offering price of $12.00 per share, for an aggregate offering price of $20.6 million. The initial public offering was managed by CIBC World Markets Corp., William Blair & Co., L.L.C. and SG Cowen & Co., LLC.

We paid to the underwriters underwriting discounts and commissions totaling approximately $2.5 million in connection with the offering. In addition, we estimate that we incurred additional expenses of approximately $1.7 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $4.2 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $31.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We intend to use the estimated net proceeds from this offering as follows:

•	between approximately $15 million and $18 million to finance the opening of additional studios;

•	to pay all of the indebtedness outstanding under our bank credit facility, which was approximately $4.0 million as of June 26, 2004; and

•	the remaining net proceeds for other general corporate purposes, including working capital.

We also may use a portion of the net proceeds for the acquisition of complementary businesses or products in the event that an attractive opportunity presents itself in the future. We have no current agreements or commitments with respect to any acquisition. Pending application of the net proceeds, we will invest the net proceeds in short-term, investment-grade, interest-bearing securities.

Item 4. Submission of Matters to a Vote of Security Holders

On April 5, 2004, our stockholders acted by written consent to approve the following:

•	the automatic conversion of our Series A preferred stock and Series B preferred stock upon the consummation of our initial public offering of common stock;

•	our amended and restated certificate of incorporation to be in effect upon the consummation of our initial public offering of common stock;

•	our amended and restated bylaws to be in effect upon the consummation of our initial public offering of common stock;

•	the form of indemnification agreement to be entered into by us and each of our executive officers and directors;

•	our 2004 Equity Incentive Award Plan to be in effect upon the consummation of our initial public offering of common stock;

•	our Employee Stock Purchase Plan be in effect upon the consummation of our initial public offering of common stock; and

•	the waiver of certain piggyback registration rights in connection with our initial public offering of common stock.

Common stockholders holding an aggregate of 3,390,366 shares approved each of the above matters and common stockholders holding approximately 53,822 shares did not vote with respect to such matters. Series A preferred stockholders holding an aggregate of 2,027,500 shares approved each of the above matters and Series A preferred stockholders holding approximately 12,500 shares did not vote with respect to such matters. Series B preferred stockholders holding an aggregate of 3,329,974 shares approved each of the above matters and Series B preferred stockholders holding approximately 28,686 shares did not vote with respect to such matters. The requisite votes from each class of stock outstanding were received in order to approve the above matters.

On May 19, 2004, our stockholders acted by written consent to approve the following:

•	the termination of that certain Right of First Refusal and Co-Sale Agreement among us and the stockholders named therein, dated May 12, 2000, and that certain Voting Agreement among us and the stockholders listed therein, dated May 12, 2000, upon the consummation of our initial public offering of common stock; and

•	an amendment to that certain Investors’ Rights Agreement among us and the stockholders named therein, dated May 12, 2000 and amended on May 8, 2003.

Common stockholders holding an aggregate of 2,653,903 shares approved each of the above matters and common stockholders holding approximately 829,972 shares did not vote with respect to such matters. Series A preferred stockholders holding an aggregate of 1,232,500 shares approved each of the above matters and Series A preferred stockholders holding approximately 807,500 shares did not vote with respect to such matters. Series B preferred stockholders holding an aggregate of 2,241,666 shares approved each of the above matters and Series B preferred stockholders holding approximately 1,116,994 shares did not vote with respect to such matters. The requisite votes from each class of stock outstanding were received in order to approve the above matters.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit Title
3.01 (1)	Amended and Restated Certificate of Incorporation

3.02 (1)	Amended and Restated Bylaws

4.01 (1)	Form of Common Stock Certificate

4.03 (1)	Investors’ Rights Agreement, dated May 12, 2000, by and among Design Within Reach, Inc. and the investors named therein

4.04 (1)	Amendment to Investors’ Rights Agreement, dated May 8, 2003, by and among Design Within Reach, Inc. and the investors named therein

10.01 (1)	Form of Indemnification Agreement entered into by Design Within Reach, Inc. and its directors and executive officers

10.02 (1)	Sublease Agreement, dated October 23, 2003, by and between National Broadcasting Company, Inc. and Design Within Reach, Inc.

10.03 (1)	Lease Agreement, dated October 2, 2003, by and between Dugan Financing LLC and Design Within Reach, Inc.

10.04 (1)	Design Within Reach, Inc. 1999 Stock Plan, amended as of October 29, 2003

10.05 (1)	Design Within Reach, Inc. 2004 Equity Incentive Award Plan

10.06 (1)	Design Within Reach, Inc. Employee Stock Purchase Plan

10.07 (1)	Credit Agreement, dated as of July 10, 2002, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.08 (1)	First Amendment to Credit Agreement, dated as of July 30, 2003, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.09 (1)	Second Amendment to Credit Agreement, dated as of November 18, 2003, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.10 (1)	Private Label Credit Card Program Agreement, dated as of November 13, 2003, between World Financial Network National Bank and Design Within Reach, Inc.

10.11 (1)	Offer of Employment Letter dated February 22, 2000 between Design Within Reach, Inc. and Wayne Badovinus

10.12 (1)	Offer of Employment Letter dated February 22, 2000 between Design Within Reach, Inc. and David Barnard

10.13 (1)	Letter Agreement, dated February 9, 2004, by and between Design Within Reach, Inc. and JH Partners, LLC, formerly known as Jesse.Hansen&Co.

10.14 (1)	Third Amendment to Credit Agreement, dated as of June 3, 2004, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Design Within Reach Inc.’s Registration Statement on Form S-1 (File No. 333-113903) filed with the Securities and Exchange Commission on March 24, 2004, as amended.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Reports on Form 8-K

There were no current reports on Form 8-K filed by Design Within Reach Inc. this quarter.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2004

/s/ DAVID BARNARD
David Barnard
Chief Financial Officer and Secretary
(Duly authorized Officer and
Principal Financial Officer)