Form 10-Q
period 2004-09-25
DESIGN WITHIN REACH INC
filed 2004-10-29
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 28, 2004 was 12,857,180.

DESIGN WITHIN REACH, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Design Within Reach, Inc.

Condensed Balance Sheets

(amounts in thousands, except per share data)

	September 25, 2004	December 27, 2003	September 27, 2003
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,884	$44	$65
Investments	1,502	—	—
Accounts receivable (less allowance for doubtful accounts of $76, $36 and $36, respectively)	1,487	620	1,680
Inventory, net	14,323	11,425	11,653
Prepaid catalog costs	1,732	614	1,235
Deferred income taxes, net of valuation allowance	970	1,022	—
Other current assets	1,069	680	648

Total current assets	41,967	14,405	15,281

Property and equipment, net	16,484	9,018	7,337
Investments, non-current	2,009	—	—
Deferred income taxes	811	309	—
Other non-current assets	553	111	414

Total assets	$61,824	$23,843	$23,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,933	$4,852	$6,265
Accrued expenses	3,296	2,714	1,865
Deferred revenue	2,162	687	1,858
Customer deposits and other liabilities	1,387	1,091	1,147
Bank credit facility	—	3,325	3,042
Capital lease obligation, current portion	112	90	—

Total current liabilities	13,890	12,759	14,177

Deferred rent and lease incentives	1,559	587	375
Capital lease obligation	168	260	—
Deferred income tax liabilities	438	399	—

Total liabilities	16,055	14,005	14,552

Stockholders’ equity
Preferred stock Series A – $1.00 par value; authorized 2,040 shares; issued and outstanding, none, 2,040 and 2,040, respectively	—	2,040	2,040
Preferred stock Series B – $1.00 par value; authorized 6,000 shares; issued and outstanding, none, 3,359, and 3,359, respectively	—	10,044	10,044
Common stock – no par value; authorized 13,000 shares; issued and outstanding, none, 3,322 and 3,253, respectively	—	240	232
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 3,428, none, and none	13	—	—
Additional paid-in capital	47,825	—	—
Deferred compensation	(1,751)	—	—
Accumulated Other Comprehensive Income	(47)	—	—
Accumulated deficit	(271)	(2,486)	(3,836)

Total stockholders’ equity	45,769	9,838	8,480

Total liabilities and stockholders’ equity	$61,824	$23,843	$23,032

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Earnings

(Unaudited)

(amounts in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net sales	$30,146	$20,647	$80,882	$56,146
Cost of sales	16,096	10,852	43,294	29,918

Gross margin	14,050	9,795	37,588	26,228
Selling, general and administrative expenses	11,703	8,532	31,320	23,348
Stock-based compensation	149	—	374	—
Depreciation and amortization	775	475	2,060	1,225
Facility relocation costs	—	28	198	37

Earnings from operations	1,423	760	3,636	1,618
Interest income (expense)
Interest income	58	—	58	12
Interest expense	(9)	(21)	(92)	(21)

Earnings before income taxes	1,472	739	3,602	1,609
Income tax expense	566	—	1,387	—

Net earnings	906	739	2,215	1,609
Deemed preferred stock dividends	—	—	—	(1,765)

Net earnings (loss) available to common stockholders	$906	$739	$2,215	$(156)

Net earnings (loss) per share:
Basic	$0.07	$0.23	$0.34	$(0.05)
Diluted	$0.06	$0.07	$0.18	$(0.05)
Weighted average shares used in calculation of net earnings (loss) per share:
Basic	12,643	3,254	6,493	3,244
Diluted	14,636	11,078	12,556	3,244

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Statement of Stockholders’ Equity

Thirty-nine weeks ended September 25, 2004

(amounts in thousands)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Deferred Stock based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 27, 2003	2,040	$2,040	3,359	$10,044	3,322	$240	$—	$—	$—	$(2,486)	$9,838
Issuance of common stock pursuant to 1999 employee stock option plan (unaudited)	—	—	—	—	106	67	—	—	—	—	67
Issuance of common stock, net of offering expenses					3,000	3	31,837				31,840
Issuance of preferred and common stock upon warrant exercise (unaudited)			238	394	700	1	1,050				1,445
Conversion of preferred stock to common stock (unaudited)	(2,040)	(2,040)	(3,597)	(10,438)	5,637	6	12,472				—
Deferred compensation on issuance of stock options (unaudited)	—	—	—	—	—	—	2,125	(2,125)	—	—	—
Amortization of deferred compensation (unaudited)	—	—	—	—	—	—	—	374	—	—	374
Reclassification upon reincorporation (unaudited)	—	—	—	—	—	(304)	304	—	—	—	—
Issuance of common stock pursuant to 1999 employee stock option plan (unaudited)					92	—	37				37
Comprehensive income (loss) (unaudited)
Net earnings										2,215	2,215
Unrealized gain (loss) on derivatives									(40)		(40)
Unrealized gain (loss) available-for-sale securities									(7)		(7)

Comprehensive income (loss)											$2,168

Balance - September 25, 2004 (unaudited)	—	$—	—	$—	12,857	$13	$47,825	(1,751)	$(47)	$(271)	$45,769

Design Within Reach, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Thirty-nine weeks ended
	September 25, 2004	September 27, 2003
Cash flows from operating activities
Net earnings	$2,215	$1,609
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,060	1,225
Amortization of deferred compensation	374	—
Change in assets and liabilities:
Accounts receivable	(867)	(619)
Inventory	(2,898)	(4,968)
Prepaid catalog costs	(1,118)	(669)
Deferred income taxes, net of valuation allowance	(421)	—
Other current assets	(454)	(294)
Other non-current assets	(442)	(32)
Accounts payable	2,081	3,150
Accrued expenses	582	(1,154)
Deferred revenue	1,475	910
Customer deposits and other liabilities	296	87
Deferred rent and lease incentives	972	251
Deferred income tax liabilities	39	—

Net cash provided by (used in) operating activities	3,894	(504)
Cash flows from investing activities
Purchases of property and equipment	(9,526)	(5,178)
Purchases of investments	(3,522)	—

Net cash used in investing activities	(13,048)	(5,178)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to employee stock option plan	107	31
Proceeds from warrant exercises	1,442	—
Repurchase of Series B preferred stock	—	(6,765)
Proceeds from issuance of Series B preferred stock	—	4,852
Proceeds from common stock offering, net of expenses	31,840	—
Net borrowing (repayments) on bank credit facility	(3,325)	3,042
Repayments of long term obligations	(70)	—

Net cash provided by financing activities	29,994	1,160

Net increase (decrease) in cash and cash equivalents	20,840	(4,522)
Cash and cash equivalents at beginning of period	44	4,587

Cash and cash equivalents at end of period	$20,884	$65

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$1,296	$—
Interest	$108	$18

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

Quarterly information (unaudited)

The accompanying unaudited interim financial statements as of and for the fiscal quarters ended September 25, 2004 and September 27, 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on June 30, 2004. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the fiscal quarter ended September 25, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Segment Reporting

The Company’s business is conducted in a single operating segment. The Company’s chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company’s entire operations for purposes of making operating decisions and assessing performance.

Stock-based Compensation

The Company recorded approximately $149 and $374 in expenses in the thirteen and thirty-nine weeks ended September 25, 2004, respectively, associated with the issuance of (1) 120 options to purchase common stock with an exercise price of $4.50 per share and an estimated fair market value of $10.00 per share granted in first quarter 2004 and (2) 366 options to purchase common stock with an exercise price of $7.00 per share and an estimated fair market value of $11.00 per share granted in first quarter 2004. Stock-based compensation was zero in the thirteen and thirty-nine weeks ended September 27, 2003.

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Statement No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” and related interpretations. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
	(unaudited)		(unaudited)
Net earnings – as reported	$906	$739	$2,215	$1,609
Add: Total stock-based employee compensation expense included in reported net earnings, net of taxes	92	—	230	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of taxes	(207)	(25)	(455)	(65)

Pro forma net earnings	791	714	1,990	1,544

Deemed preferred stock dividend	—	—	—	(1,765)

Pro forma net earnings available to common stockholders	$791	$714	$1,990	$(221)

Basic earnings per share – as reported	$0.07	$0.23	$0.34	$(0.05)

Diluted earnings per share – as reported	$0.06	$0.07	$0.18	$(0.05)

Basic earnings per share – pro forma	$0.06	$0.22	$0.31	$(0.07)

Diluted earnings per share – pro forma	$0.05	$0.06	$0.16	$(0.07)

The fair value of option grants has been determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
	(unaudited)		(unaudited)
Risk-free interest rate	4%	4%	4%	4%
Expected volatility	60%	0%	60%	0%
Expected life (in years)	5	10	5	10
Dividend yield	—	—	—	—

Earnings per Share

Basic earnings per share is calculated by dividing the Company’s net earnings available to the Company’s common stockholders for the year by the number of weighted average common shares outstanding for the year. In accordance with Emerging Issues Task Force Topic No. D-53, the net earnings available to the Company’s common stockholders for the thirty-nine weeks ended September 27, 2003 is stated after recognizing deemed preferred stock dividends of $1,765. The amount of the deemed preferred stock dividends represents the excess of the consideration of $6,765 paid by the Company to Reed Business Information, a division of Reed Elsevier Inc., in connection with its repurchase from Reed Business Information of 1,961 shares of the Company’s Series B Preferred Stock in May 2003, over the carrying value of those shares of $5,000. Diluted earnings per share includes the effects of dilutive instruments, such as stock options, warrants and convertible preferred stock, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

The following table summarizes the incremental shares from potentially dilutive securities, calculated using the treasury stock method at the end of each fiscal period:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
	(unaudited)		(unaudited)
Shares used to compute basic earnings per share	12,643	3,254	6,493	3,244
Add: Effect of dilutive securities
Preferred stock Series A	45	2,040	1,375	2,040
Preferred stock Series B	74	3,359	2,264	3,647
Effect of dilutive options outstanding	1,853	1,464	1,776	1,464
Warrants outstanding	21	961	648	961

Shares used to compute diluted earnings per share	14,636	11,078	12,556	11,356

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

Note 2 – Income Taxes

Our effective tax rate was 38.5% for the thirteen and thirty-nine weeks ended September 25, 2004, respectively. Our effective tax rate was 0.0% for the thirteen and thirty-nine weeks ended September 27, 2003, respectively, as we had a full valuation allowance against our net deferred tax assets. We expect our effective tax rate to remain approximately the same for fiscal 2004.

Note 3 – Investments

We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. We invest our excess cash in high quality financial instruments. Those with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and short-term investments are classified as available for sale and are recorded at fair market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in Accumulated Other Comprehensive Income (“OCI”). Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sale securities are included in earnings.

Long term investments include debt instruments. Debt securities are classified as available for sale and are recorded at fair market using the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments) are reflected in OCI.

Note 4 – Derivative Instruments and Hedging Activities

We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, on December 28, 2003. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on our balance sheet, including embedded derivatives.

Our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates. The objective of our foreign exchange risk management program is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on derivatives used to hedge them. We have comprehensive hedge documentation that defines the hedging objectives, practices, procedures, and accounting treatment. Our hedging program and our derivative positions and strategy are reviewed on a regular basis by our management. In addition, we have entered into agreements that allow us to settle positive and negative positions with the same counterparty on a net basis.

Derivative positions are used only to manage identified exposures. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time they are designated as well as throughout the hedge period. All of our derivatives qualify for hedge accounting under SFAS No. 133. For any derivative that is deemed ineffective, the mark to fair value is reported currently through earnings. No mark to fair value has been reported through earnings during the periods reported.

Cash Flow Hedges

We use forwards and options contracts, which qualify as cash flow hedges to manage our exposure to foreign currency exchange risks. The effective portion of changes in the fair value of cash flow hedges is deferred in OCI and is recognized in Cost of sales when the hedged item affects earnings.

Derivatives used to manage financial exposures for foreign exchange risks generally mature within one year or less. Cash flow hedges are discontinued when it is probable that the original forecasted transaction will not occur. We have not experienced or recorded any impact to earnings associated with hedge ineffectiveness from cash flow hedges.

Summary of Other Comprehensive Income (OCI) Activity

The following table summarizes activity in OCI during the thirty-nine weeks ended September 25, 2004 and September 27, 2003, (unaudited):

	September 25, 2004	September 27, 2003
Beginning of year	$—	$—
Increase (decrease) in fair value of derivatives (net of tax of $25)	(40)	—
Increase (decrease) in fair value of available for sale securities (net of tax of $4)	(7)
Gains (losses) reclassified from OCI	—	—

Net unrealized gain (loss) included Accumulated OCI	$(47)	$—

Note 5 – Bank Credit Facility

During July 2002, the Company entered into an approximately one-year secured revolving line of credit with Wells Fargo HSBC Trade Bank. The Company amended this agreement for the third time on June 3, 2004. This facility provides an overall credit line of $11,500, comprised of a $9,000 operating line of credit for working capital and standby letters of credit and a $2,500 equipment line of credit for capital expenditure needs. Amounts borrowed under the credit agreement are secured by the Company’s accounts receivable, inventory and equipment. The Company’s permitted annual capital expenditures are limited under the credit agreement. The credit agreement also sets forth a number of affirmative and negative covenants to which the Company must adhere, including financial covenants that require us to achieve positive net earnings in each quarter and limitations on capital expenditures. As of September 25, 2004, the Company was in compliance with all covenants. During July 2004, the Company repaid all borrowings under the operating line of credit and the equipment line of credit. Per the amended agreement, the balance of the equipment line as of July 31, 2004 converted to a term loan. The balance of the equipment line on July 31, 2004 was zero, and therefore expired. Currently, the Company has the $9,000 operating line of credit available.

Note 6 – Warrants

In October 1998, the Company issued warrants to purchase 700 shares of the Company’s common stock exercisable at $1.50 per share in relation to an advising agreement with a major stockholder. The fair value of these warrants at the time of issuance was zero. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: underlying common stock price of $0.25, expected life of 10 years, interest rate of 6%, volatility of 0% and no dividend yield. Each warrant contained provisions for the adjustment of its exercise price and the number of shares issuable upon its exercise upon the occurrence of any stock dividend, reorganization, reclassification, consolidation, merger, sale or stock split. These warrants had net exercise provisions under which the holder could, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s common stock at the time of exercise of the warrant after deduction of the aggregate exercise price. These warrants were exercised in full on June 29, 2004 in cash, resulting in the issuance of 700 shares of the Company’s common stock.

In December 1999, the Company issued warrants to purchase an aggregate of 261 shares of the Company’s Series B Preferred Stock exercisable at $2.55 per share in relation to bridge loans made in December 1999. The fair value of these warrants at the time of issuance was $295 and was recognized as interest expense in fiscal year 2000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: underlying Series B Preferred stock price of $2.55, expected life of 10 years, interest rate of 6%, volatility of 0% and no dividend yield. Each warrant contained provisions for the adjustment of its exercise price and the number of shares issuable upon its exercise upon the occurrence of any stock dividend or stock split. These warrants had net exercise provisions under which the holder could, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s common stock at the time of exercise of the warrant after deduction of the aggregate exercise price. A portion of these warrants were exercised on June 29, 2004 in part in cash, resulting in the issuance of 154 shares of the Company’s Series B Preferred Stock, and in part on a net exercise basis resulting in the issuance of 19 shares of the Company’s Series B Preferred Stock. The remaining warrants were automatically exercised pursuant to their cashless exercise provisions immediately prior to the closing of the Company’s initial public offering of common stock, resulting in the issuance of 66 shares of the Company’s Series B Preferred Stock.

Note 7 – Related Party Transactions

The Company rents studio space from an affiliate of a significant stockholder of the Company and of the Company’s Chairman of the Board of Directors pursuant to a lease dated February 9, 2004. Rent expense related to this space for the thirteen weeks ended September 27, 2003 and September 25, 2004 was $25 and $25, respectively. Rent expense related to this space for the thirty-nine weeks ended September 27, 2003 and September 25, 2004 was $75 and $75, respectively. The Company received consulting services from the same affiliate on a monthly basis. Consulting expense related to these services for the thirteen weeks ended September 27, 2003 and September 25, 2004 was $30 and $8, respectively.

In fiscal 2004, the Company combined its print buying with NapaStyle, Inc., in order to obtain beneficial pricing with the printer of the Company’s catalog. In order to obtain the best pricing, the Company guaranteed NapaStyle, Inc.’s payments to the printer. As of June 26, 2004, NapaStyle Inc. owed the Company approximately $121 which was repaid to the Company in full on July 9, 2004. The Company no longer guarantees NapaStyle Inc.’s payments to the printer. The Company’s Chairman and its Chief Executive Officer are members of the board of directors of NapaStyle, Inc., and some of the Company’s significant stockholders also are stockholders of NapaStyle, Inc.

In May 2003, the Company made a $100 loan to NapaStyle, Inc., which was repaid to the Company in full by the end of fiscal year 2003. In connection with this loan, NapaStyle, Inc. issued the Company a warrant to purchase 67 shares of NapaStyle, Inc. Series B preferred stock at an exercise price of $0.01 per share. The warrant expires on May 21, 2008. The Company has ascribed a fair market value of $-0- to these warrants for financial statement purposes.

Note 8 – Facility Relocation Costs

During fiscal year 2003, the Company incurred $729 in costs associated with the relocation of its fulfillment center operations from Union City, California to Hebron, Kentucky. During the first quarter of fiscal year 2004, the Company completed the relocation of its fulfillment center at a cost of $172.

During the first quarter of fiscal year 2004, the Company incurred approximately $26 in connection with the relocation of its headquarters from Oakland, CA to San Francisco, CA. Rental payments under this lease commenced on June 1, 2004.

The beginning and ending liability balances related to the facility relocation costs, provisions and payments for fiscal year 2003 and the thirty-nine weeks ended September 25, 2004 are included in the table below. There were no facilities relocation costs recognized during the thirteen weeks ended September 25, 2004.

	Transportation	Severance	Employee Relocation	Outside Services	Lease Cancellations	Other	Total
Balance at December 29, 2002	$—	$—	$—	$—	$—	$—	$—
Provisions	182	71	42	110	110	44	559
Payments	(152)	—	(42)	(90)	—	(44)	(328)

Balance at December 27, 2003	$30	$71	$—	$20	$110	$—	$231
Provisions (adjustments)	146	(40)	32	52	—	8	198
Payments	(176)	(31)	(32)	(72)	(110)	(8)	(429)

Balance at September 25, 2004	$—	$—	$—	$—	$—	$—	$—

Note 9 – Initial Public Offering

On June 29, 2004, the Company’s registration statement on Form S-1 was declared effective for the Company’s initial public offering, pursuant to which the Company sold 3,000 shares of common stock at $12 per share. The Company’s common stock commenced trading on June 30, 2004. The Company’s initial public offering closed on July 6, 2004, and net offering proceeds of approximately $33,480 (after underwriters’ discounts of $2,520) were received the same day. The net proceeds available to the Company were $31,840 after it incurred additional related offering expenses of approximately $1,638 through July 2004.

On June 30, 2004, the Company’s outstanding Preferred Stock was automatically converted into approximately 5,399 shares of common stock. Each share of Series A and B preferred stock outstanding was converted into common stock on a one-for-one exchange ratio of common for preferred.

Note 10 – Benefit Plans

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

Note 11 - Commitments

Operating lease obligations consist of office, studio and fulfillment center lease obligations. Capital lease obligation consists of an obligation for the lease of certain equipment. Subsequent to December 27, 2003, we have entered into additional operating leases with additional minimum lease obligations of $2,705.

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

We have experienced significant growth in customers and net sales since our founding in 1998. We began selling products through our catalog and online in the second half of 1999, and we opened our first studio in November 2000. We generated a profit in each fiscal quarter from the second quarter of fiscal year 2001 through the third quarter of fiscal year 2004. In recent years, we have continued to increase sales across all distribution channels with particular growth in sales through our studios, which have increased in number from one at the end of 2001 to 16 studios operating in six states at the end of 2003. We opened 14 studios and closed one studio during the thirty-nine weeks ended September 25, 2004. We expect to open four studios during the balance of fiscal year 2004 and 16 to 18 new studios in fiscal year 2005. As of September 25, 2004, we had signed leases for four additional studios that were not yet opened. We closed our Oakland, California studio during third quarter 2004, as the lease was ending and we acquired a superior location within the same market.

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

Until the end of the second quarter 2004, we had funded our capital expenditures and working capital needs primarily through cash flows from operations, private sales of equity securities and borrowings under our bank credit facility, which includes a $9.0 million operating line of credit and a $2.5 million equipment line of credit. In addition, on July 6, 2004, we completed an initial public offering of 4,715,000 shares of common stock at $12.00 per share. Of the shares offered, 3,000,000 were offered by us and 1,715,000 were offered by selling stockholders. We raised net proceeds of $31.8 million in our initial public offering, net of underwriting discounts and offering expenses.

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

We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. Our 2002 fiscal year ended on December 28, 2002, our 2003 fiscal year ended on December 27, 2003 and our 2004 fiscal year will end on January 1, 2005. Each of fiscal years 2002 and 2003 consisted of 52 weeks and fiscal year 2004 consists of 53 weeks.

Results of Operations

Comparison of the thirteen weeks ended September 25, 2004 (Third Quarter 2004) to September 27, 2003 (Third Quarter 2003)

Net sales. During Third Quarter 2004, net sales increased $9.5 million, or 46.0%, to $30.1 million from $20.6 million in Third Quarter 2003. Approximately $6.9 million of this increase was due to increased studio sales, which resulted primarily from our opening 16 new studios since the end of Third Quarter 2003. During Third Quarter 2004, phone sales increased approximately $0.2 million, or 2.4%, to $6.2 million from $6.0 million in Third Quarter 2003. Online sales for Third Quarter 2004 increased 43.5% from Third Quarter 2003 to $5.8 million, primarily due to increased online marketing initiatives. Other sales decreased $0.4 million, or 20%, to $1.5 million in Third Quarter 2004 from $1.9 million in Third Quarter 2003. The balance of the increase in net sales was primarily due to increased shipping and handling fees.

Cost of Sales. Cost of sales increased $5.2 million, or 48.3%, to $16.1 million in Third Quarter 2004 from $10.9 million in Third Quarter 2003. As a percentage of net sales, cost of sales increased to 53.4% in Third Quarter 2004 from 52.6% in Third Quarter 2003. The increase in cost of sales as a percentage of net sales in Third Quarter 2004 compared to Third Quarter 2003 was primarily a result of the strengthening of the Euro in relationship to the US Dollar, offset by increased sales of higher margin products. The dollar increase in cost of sales in Third Quarter 2004 was primarily attributable to the 46.0% increase in net sales during the same period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.2 million, or 37.2%, to $11.7 million in Third Quarter 2004 from $8.5 million in Third Quarter 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 38.8% in Third Quarter 2004 from 41.3% in Third Quarter 2003. The decrease in these expenses as a percentage of net sales resulted primarily from leveraging catalog costs, fixed fulfillment center costs and corporate overhead expenses over increased net sales, partially offset by increases in costs associated with our studios, as the number of studios we have open has increased. The dollar increase in these expenses resulted primarily from the expenses associated with opening and operating new studios and mailing additional catalogs, as well as increased variable handling costs as our total volume of sales increased. We opened four new studios during Third Quarter 2004, compared to two new studios in Third Quarter 2003, and mailed 26.4% more catalogs in Third Quarter 2004 than in Third Quarter 2003.

Stock-based compensation. In Third Quarter 2004, we recorded approximately $149,000 in non-cash expenses associated with the issuance of (1) 120,000 options to purchase common stock with an exercise price of $4.50 per share and an estimated fair market value of $10.00 per share granted in first quarter 2004 and (2) 366,250 options to purchase common stock with an exercise price of $7.00 per share and an estimated fair market value of $11.00 per share granted in first quarter 2004. Stock-based compensation was zero in Third Quarter 2003.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to approximately $775,000 in Third Quarter 2004 from approximately $475,000 in Third Quarter 2003. As a percentage of net sales, depreciation and amortization expenses increased to 2.6% of net sales in Third Quarter 2004 from 2.3% of net sales in Third Quarter 2003. These expenses increased as a result of significant increases in spending on capital assets associated with our new studio openings and improvements in our network infrastructure, such as investments in servers, desktop computers and related software licenses.

Facility Relocation Costs. In Third Quarter 2004, we incurred no costs associated with the relocation of our fulfillment operations from Union City, California to Hebron, Kentucky, compared to approximately $28,000 in such costs incurred in Third Quarter 2003.

Interest Income. Interest income was approximately $58,000 due to the increase in cash and cash equivalents in Third Quarter 2004, and zero Third Quarter 2003.

Interest Expense. We incurred approximately $9,000 of interest expense in Third Quarter 2004 and $21,000 in Third Quarter 2003 related to short-term borrowings under our bank credit facility for working capital purposes and for capital expenditures associated with new studios.

Income Taxes. In Third Quarter 2004, we recorded a net income tax expense of approximately $566,000. We had zero income tax expense in Third Quarter 2003, since we had a full deferred tax valuation allowance at that time.

Net Earnings. As a result of the foregoing factors, net earnings increased to approximately $906,000, or 3.0% of net sales, in Third Quarter 2004 from approximately $739,000, or 3.6% of net sales, in Third Quarter 2003. Net earnings for Third Quarter 2004 included no costs associated with the relocation of our fulfillment center and corporate headquarters, compared to approximately $28,000 in such costs incurred in Third Quarter 2003.

Comparison of Thirty-nine weeks Ended September 25, 2004 to Thirty-nine weeks Ended September 27, 2003

Net sales. During the thirty-nine weeks ended September 25, 2004, net sales increased $24.8 million, or 44.1%, to $80.9 million from $56.1 million in the thirty-nine weeks ended September 27, 2003. Approximately $18.1 million of this increase was due to increased studio sales, which resulted primarily from our opening 16 new studios since the end of Third Quarter 2003. Phone sales for the thirty-nine weeks ended September 25, 2004 were $18.3 million, 2.9% lower than phone sales in the thirty-nine weeks ended September 27, 2003. This was largely due to the effects of a promotion in which we offered free shipping on products purchased during the period from March 1, 2003 to March 17, 2003. This resulted in particularly strong sales in the thirty-nine weeks ended September 27, 2003. We did not run any such promotions in the thirty-nine weeks ended September 25, 2004. Online sales for the thirty-nine weeks ended September 25, 2004 increased 34.6% from the thirty-nine weeks ended September 27, 2003 to $12.6 million, primarily due to increased online marketing. The increase in net sales also included a decrease in other sales of approximately $0.3 million. The balance of the increase in net sales was primarily due to shipping and handling fees.

Cost of Sales. Cost of sales increased $13.4 million, or 44.7%, to $43.3 million in the thirty-nine weeks ended September 25, 2004 from $29.9 million in the thirty-nine weeks ended September 27, 2003. As a percentage of net sales, cost of sales increased to 53.5% in the thirty-nine weeks ended September 25, 2004 from 53.3% in the thirty-nine weeks ended September 27, 2003. The increase in cost of sales as a percentage of net sales in the thirty-nine weeks ended September 25, 2004 compared to the thirty-nine weeks ended September 27, 2003 was primarily a result of a strengthening of the Euro in relation to the US Dollar, offset by the decision not to repeat in 2004 the free freight promotion we offered in March 2003, and was also the result of lower product costs due to increased volumes of merchandise that we purchased and increased sales of higher margin products. The dollar increase in cost of sales in the thirty-nine weeks ended September 25, 2004 was primarily attributable to the 44.1% increase in net sales during the same period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.0 million, or 34.1%, to $31.3 million in the thirty-nine weeks ended September 25, 2004 from $23.3 million in the thirty-nine weeks ended September 27, 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 38.7% in the thirty-nine weeks ended September 25, 2004 from 41.6% in the thirty-nine weeks ended September 27, 2003. The decrease in these expenses as a percentage of net sales resulted primarily from spreading catalog costs, fixed fulfillment center costs and corporate overhead expenses over increased net sales across all of our sales channels, partially offset by increases in costs associated with our studios, as the number of studios we have open has increased. The dollar increase in these expenses resulted primarily from the expenses associated with opening and operating new studios and mailing additional catalogs, as well as increased handling costs as our total volume of sales increased. We opened 14 new studios during the thirty-nine weeks ended September 25, 2004, compared to seven new studios in the thirty-nine weeks ended September 27, 2003, and mailed 12.7% more catalogs in the thirty-nine weeks ended September 25, 2004 than in the thirty-nine weeks ended September 27, 2003.

Stock-based compensation. In the thirty-nine weeks ended September 25, 2004, we recorded approximately $374,000 in non-cash expenses associated with the issuance of (1) 120,000 options to purchase common stock with an exercise price of $4.50 per share and an estimated fair market value of $10.00 per share granted in first quarter 2004 and (2) 366,250 options to purchase common stock with an exercise price of $7.00 per share and an estimated fair market value of $11.00 per share granted in first quarter 2004. Stock-based compensation was zero in the thirty-nine weeks ended September 27, 2003.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2.0 million in the thirty-nine weeks ended September 25, 2004 from approximately $1.2 in the thirty-nine weeks ended September 27, 2003. As a percentage of net sales, depreciation and amortization expenses increased to 2.5% of net sales in the thirty-nine weeks ended September 25, 2004 from 2.2% of net sales in the thirty-nine weeks ended September 27, 2003. These expenses increased as a result of increases in spending on capital assets associated with our new studio openings and improvements in our network infrastructure, such as investments in servers, desktop computers and related software licenses.

Facility Relocation Costs. In the thirty-nine weeks ended September 25, 2004, we incurred approximately $172,000 in costs associated with the relocation of our fulfillment operations from Union City, California to Hebron, Kentucky, compared to approximately $37,000 in such costs incurred in the thirty-nine weeks ended September 27, 2003. We also incurred approximately $26,000 in costs associated with the relocation of our headquarters from Oakland, California to San Francisco, California in the thirty-nine weeks ended September 25, 2004.

Interest Income. Interest income was approximately $58,000 and approximately $12,000 in the thirty-nine weeks ended September 25, 2004 and the thirty-nine weeks ended September 27, 2003, respectively. Our interest income was generated by interest paid on our cash and cash equivalents and investments.

Interest Expense. We incurred approximately $92,000 and $21,000 of interest expense in the thirty-nine weeks ended September 25, 2004 and in the thirty-nine weeks ended September 27, 2003, respectively, related to short-term borrowings under our bank credit facility for working capital purposes and for capital expenditures associated with new studios.

Income Taxes. In the thirty-nine weeks ended September 25, 2004, we recorded a net income tax expense of $1.4 million. We had zero income tax expense in the thirty-nine weeks ended September 27, 2003, since we had a full deferred tax valuation allowance at that time, which reduced our tax expense to zero. That allowance was reversed during the fourth quarter of 2003.

Net Earnings. As a result of the foregoing factors, net earnings increased to $2.2 million, or 2.7% of net sales, in the thirty-nine weeks ended September 25, 2004 from $1.6 million, or 2.9% of net sales, in the thirty-nine weeks ended September 27, 2003. Net earnings for the thirty-nine weeks ended September 25, 2004 included approximately $198,000 in costs associated with the relocation of our fulfillment center and corporate headquarters, compared to approximately $37,000 in such costs incurred in the thirty-nine weeks ended September 27, 2003.

Liquidity and Capital Resources

Though the end of Second Quarter 2004, we had funded our operations primarily through cash flows from operations, private placements of equity securities and short-term borrowings under our bank credit facility. In addition, on July 6, 2004, we completed an initial public offering of 4,715,000 shares of common stock at $12.00 per share. Of the shares offered, 3,000,000 were offered by us and 1,715,000 were offered by selling stockholders. We raised net proceeds of $31.8 million in our initial public offering, net of underwriting discounts and offering expenses.

Discussion of Cash Flows

For the thirty-nine weeks ended September 25, 2004, cash and cash equivalents increased by approximately $20.8 million to approximately $20.9 million from approximately $44,000 at December 27, 2003.

Net cash provided by (used in) operating activities was $3.9 million for the thirty-nine weeks ended September 25, 2004, compared to ($504,000) for the thirty-nine weeks ended September 27, 2003. Net cash provided by operating activities increased during the thirty-nine weeks ended September 25, 2004 compared to the thirty-nine weeks ended September 27, 2003 primarily because of the growth in earnings achieved by our business and less cash invested in working capital, specifically inventory, for the thirty-nine weeks ended September 25, 2004 compared to the thirty-nine weeks ended September 27, 2003.

Net cash used in investing activities was $13.0 million for the thirty-nine weeks ended September 25, 2004, compared to $5.2 million for the thirty-nine weeks ended September 27, 2003. Net cash used in investing activities increased during the thirty-nine weeks ended September 25, 2004 compared to the thirty-nine weeks ended September 27, 2003 primarily because we opened 14 studios during the thirty-nine weeks ended September 25, 2004 and we opened seven studios during the thirty-nine weeks ended September 27, 2003. We also invested $3.5 million in investments during the thirty-nine weeks ended September 25, 2004.

Net cash provided by financing activities was $30.0 million for the thirty-nine weeks ended September 25, 2004, compared to $1.2 million for the thirty-nine weeks ended September 27, 2003. Net cash provided by financing activities increased during the thirty-nine weeks ended September 25, 2004 compared to the thirty-nine weeks ended September 27, 2003 primarily because of our initial public offering that closed on July 6, 2004. The net cash provided by financing activities during the thirty-nine weeks ended September 27, 2003 represents increases in borrowing on our line of credit, offset by cash used to repurchase and retire approximately 554,000 shares of Series B Preferred Stock.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of eighteen months or less at the time of purchase.

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity as of September 25, 2004 consisted of: (1) $20.9 million in cash and cash equivalents; (2) $3.5 million in long-term investments; (3) our bank credit facility, consisting of a $9.0 million operating line of credit, of which nothing had been drawn down and $759,000 had been used for outstanding letters of credit as of September 25, 2004; and (4) cash we expect to generate from operations during this fiscal year. The amount available from the bank facility as of September 25, 2004 is $6.9 million.

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

In fiscal years 2004 and 2005, we anticipate that our investment in property and equipment will increase to between approximately $10.0 million and $12.0 million in each year, from $7.4 million in fiscal year 2003. This increase is a result of our planned opening of 20 new studios and 16 to 18 new studios, in fiscal years 2004 and 2005, respectively, the cost of which we expect to be between approximately $9 million and $10 million in each such fiscal year, as well as our planned investment of approximately $2.0 million in additional information systems and technology in fiscal year 2004. We expect our investment in property and equipment in subsequent years to increase due to the continued expansion of our studio channel. We plan to finance these investments in fiscal years 2004 and 2005 from cash flows from operations and the proceeds of our initial public offering.

The following table summarizes our future contractual obligations as of December 27, 2003:

	Payment due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$34,613	$3,611	$9,832	$9,638	$11,532
Capital lease obligation	392	109	262	21	—

Total	$35,005	$3,720	$10,094	$9,659	$11,532

(1)	Operating lease obligations consist of office, studio and fulfillment center lease obligations. Capital lease obligation consists of an obligation for the lease of certain equipment. Subsequent to December 27, 2003, we have entered into additional operating leases with additional minimum lease obligations of $27.0 million.

In addition, our credit agreement with Wells Fargo HSBC Trade Bank, N.A., which we amended in June 2004, provides for a $9.0 million operating line of credit and a $2.5 million equipment line of credit. The $9.0 million operating line of credit is subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time to provide working capital and expires on July 31, 2005. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate plus 0.25%. The $2.5 million equipment line of credit was repaid in full in July 2004. Amounts borrowed under our credit agreement are secured by our accounts receivable, inventory and equipment. The credit agreement also sets forth a number of affirmative and negative covenants to which we must adhere, including financial covenants that require us to achieve positive net earnings in each quarter and limitations on capital expenditures. We are currently in compliance with all financial covenants under our credit agreement. We have borrowed funds under these lines of credit from time to time and periodically have repaid such borrowings with available cash.

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

Revenue recognition. We recognize revenue on the date on which we estimate that the product has been received by the customer, and we record any payments received prior to the estimated date of receipt of the goods by the customer as deferred revenue until the estimated date of receipt. We use our third-party freight carrier information to estimate when delivery has occurred. Sales are recorded net of returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Although our actual returns historically have not differed materially from estimated returns, in the future, actual returns may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was approximately $595,000 as of September 25, 2004. We recognize net sales revenue for shipping and handling fees charged to customers at the time products are estimated to have been received by customers.

Shipping and handling costs. Shipping costs, which include inbound and outbound freight costs, are included in cost of sales. We record costs of shipping products to customers in our cost of sales at the time products are estimated to have been received by customers. Handling costs, which include fulfillment center expenses, call center expenses, and credit card fees, are included in selling, general and administrative expenses. Handling costs were $1.7 million for Third Quarter 2004. Our gross margin calculation may not be comparable to that of other entities, which may allocate all shipping and handling costs to cost of sales, resulting in lower gross margin, or to operating expenses, resulting in higher gross margin.

Inventory. Our inventory is valued at the lower of cost or market. Cost has been determined using the first in, first out method. We write down inventory for estimated damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. Although our actual inventory write-downs historically have not differed materially from estimated inventory write-downs, in the future, actual inventory write downs may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. As of September 25, 2004, estimated inventory write-downs amounted to approximately $1.0 million.

Stock-based compensation. We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As of December 27, 2003, we had not recognized any compensation expense for stock options in our financial statements, as all options granted up to that date have an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. During the first quarter of 2004, we recognized approximately $76,000 in stock-based compensation expense, and we also recorded $2.1 million in deferred compensation. During Third Quarter 2004, we recognized approximately $149,000 in stock-based compensation expense. However, Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

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

Amortization of prepaid catalog costs. Prepaid catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs, for all of our direct response catalogs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual sales to the total of actual and estimated future sales on an individual catalog basis. The period of expected future benefit is calculated based on our projections of when approximately 90% of sales generated by the catalog will be made. Based on data we have collected, we historically have estimated that catalogs have a period of expected future benefit of two to four months. The period of expected future benefit of our catalogs would decrease if we were to publish new catalogs more frequently in each year, or increase if we published them less frequently. Prepaid catalog costs are evaluated for realizability at the end of each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. We account for consideration received from our vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received from such vendors were approximately $171,000 for Third Quarter 2004.

Valuation of long-lived assets. Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate the net book value may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows from use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the assets and their estimated fair values. We did not record any impairment charges in the Third Quarter 2004.

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

We paid to the underwriters underwriting discounts and commissions totaling $2.5 million in connection with the offering. In addition, we incurred additional expenses of $1.6 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total expenses of $4.1 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $31.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We intend to use the net proceeds from this offering as follows:

•	between approximately $15 million and $18 million to finance the opening of additional studios;

•	to pay all of the indebtedness outstanding under our bank credit facility, which was approximately $3.6 million as of July 6, 2004; and

•	the remaining net proceeds for other general corporate purposes, including working capital.

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

(b) Reports on Form 8-K

On August 4, 2004, we filed a report on Form 8-K, which reported under Items 7 and 12 that we issued a press release announcing our financial results for the quarter ended June 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2004

/s/ DAVID BARNARD
David Barnard
Chief Financial Officer and Secretary
(Duly authorized Officer and Principal Financial Officer)