Form 10-K
period 2005-01-01
DESIGN WITHIN REACH INC
filed 2005-02-17
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-50807

Design Within Reach, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3314374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Bush Street, 20th Floor, San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

(415) 676-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of February 11, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $209.7 million, based on the closing price of the registrant’s common stock on the Nasdaq National Market on February 11, 2005 of $16.27 per share. The registrant’s common stock was not publicly traded as of the last business day of its most recently completed second quarter.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 11, 2005 was 12,890,778.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end January 1, 2005 are incorporated by reference into Part III of this report.

DESIGN WITHIN REACH, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended January 1, 2005

PART I

Forward-Looking Statements

Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in the section entitled “Business—Risk Factors” and elsewhere in this report.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Corporate Information

We were incorporated in California in November 1998, and we reincorporated in Delaware in March 2004. Our principal executive offices are located at 225 Bush Street, 20th Floor, San Francisco, California 94104, and our telephone number is (415) 676-6500. Our website address is www.dwr.com. Information contained in, or accessible through, our website, and information contained in our catalogs, does not constitute part of this report. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Design Within Reach, Inc.

Item 1. Business

Overview

We are an integrated multi-channel provider of distinctive modern design furnishings and accessories. We market and sell our products to both residential and commercial customers through four integrated sales channels, consisting of our catalog, studios, website and direct sales force. We believe we have developed a national presence in modern design furnishings and a brand recognized for design excellence among our customers and the design community. We believe that we have created a differentiated business model that enables us to provide products to our customers in a more convenient, efficient and economical manner. We strive to broaden the base of modern design consumers, who we believe have been underserved in the United States. This belief has been driven by direct consumer feedback gathered over the last five years and our rapid sales growth, which was over 100% from 2002 through 2004. Our policy of having products “in stock and ready to ship” is a departure from the approach taken by many other modern design furnishings retailers, which we believe typically requires customers to wait weeks or months to receive their products. We have relationships with both internationally recognized and emerging designers, which allow us to offer our customers an array of innovative and often hard-to-find merchandise. Our differentiated business model, along with a dedicated management team, have enabled us to generate significant growth in customers and net sales over the last five years.

We established our business strategy on the premise that multiple, integrated sales channels improve customer convenience, reinforce brand awareness, enhance customer knowledge of our products, and produce operational benefits that ultimately improve market penetration and returns on capital. We believe most traditional furnishings retailers initially established their presence with one sales channel and subsequently added additional channels, thereby making integration across sales channels more difficult. Seamless channel integration, meaning all of our products are available, and order processing, customer service assistance and product returns can be handled, through any of our four sales channels, is crucial to our success because a substantial portion of our customers purchase our products after having had contact with two, three or sometimes all four of our sales channels. All of our sales channels utilize a common inventory held at our centralized Hebron, Kentucky fulfillment center and share information technology systems, which together provide a level of scalability to facilitate future growth. This integration further improves customer service by speeding delivery times and providing real-time inventory information across all sales channels.

Our merchandise offering is comprised of products that we believe share an aesthetic appeal and feature distinctive modern design elements, superior quality and authenticity. We offer over 500 products in numerous categories, including chairs, tables, workspace and outdoor furniture, lighting, floor coverings, beds and related accessories, bathroom fixtures, fans and other home and office accessories. Across each of our sales channels, we display merchandise in an educational context by providing detailed information regarding the designer and key design and functional elements about each product. We obtain our merchandise from select designers and manufacturers in Europe and North America that meet our stringent requirements for design, quality, packaging, and consistency of production and flow. We believe that our unique assortment of innovative and often hard-to-find products serves as a competitive advantage and provides our customers with a distinctive shopping experience.

We believe our success requires the development and maintenance of a broad base of residential and commercial customers. Our customers include design professionals, consumers with an interest in modern design and commercial clients. We target educated consumers focused on quality of life and interested in self-enrichment. Historically, our residential customers have been almost as likely to be male as female, have spanned a wide range of ages and typically have had household incomes greater than $75,000. In fiscal year 2004, our net sales were approximately 65% to residential customers and 35% to commercial customers. We sell to the following commercial customers, who we believe are representative of our commercial customer base in a number of different industries, including: architects and designers such as Art Design and SHW Group, Inc.; restaurants such as Chicago Pizza & Brewery, Inc. and Krispy Kreme Doughnuts, Inc.; institutions of higher education such as New York University and Rhode Island School of Design; retailers such as The Gap, Inc. and The Limited Brands, Inc.; and service firms such as Fitch, Inc. and iSTAR Financial Inc. A significant percentage of our commercial sales is to small businesses with an interest in, or focus on, design, such as restaurants, salons and boutiques.

We also seek to establish close, lasting relationships with notable and emerging designers and manufacturers. While modern design products have been widely popular in Europe for decades, we believe distribution channels in the United States have historically been limited principally to local boutiques and interior designers. This has restricted product availability and exposure in the United States, reducing opportunities for both designers and manufacturers. We believe we are providing European and American designers with broader, more efficient access to the U.S. modern design furnishings market. In that role, we have developed relationships with leading and emerging designers and manufacturers of design products, many of whom have sought us out as a platform for further exposure and distribution of their products.

We were founded and incorporated in 1998, and in April 1999 we received funding from a group of investors led by JH Partners, LLC, a San Francisco-based private equity investment firm formerly known as Jesse.Hansen&Co. We began selling products through our catalog and online in the second half of 1999. We opened our first studio in November 2000 and first generated a profit in the second quarter of 2001. During the last three years, we have continued to increase sales across all distribution channels with particular growth in studio sales. We have increased the number of our studios from one at the end of 2001 to 33 as of January 1, 2005. We expect to open 18 to 20 new studios during each of 2005 and 2006, and as of January 1, 2005, we had signed leases for seven additional studios.

Modern Design

Modern design is a twentieth century movement, the purpose of which is to utilize current technologies and production methods to create more useful products for a broad audience. The movement was driven by many important designers and architects, including Ludwig Mies van der Rohe, Charles and Ray Eames and Le Corbusier, among others, and has its origins within the German Bauhaus school in the 1920s and the post-World War II mid-century modernists. Modern design is concerned more with functionality than with appearance. As such, modern design is not a decorative style, but rather a discipline where a product’s form follows its function. A product achieves its value through utility and performance, and a well-designed product is one that performs its task especially well and elegantly. Characteristics of modern design furnishings are simplicity, originality, intelligent use of materials, quality, longevity and the avoidance of superfluous ornamentation or period styling. We offer products created by the classic authors of modern design, as well as products created by emerging designers, and strive in all aspects of our business to enhance appreciation of modern design.

Industry Overview

The residential and commercial furnishings market encompasses a variety of goods, including furniture, floor coverings, lighting and accessories. Sales in the U.S. home furnishings market were estimated at approximately $68.3 billion in 2003 and are projected to grow 4.2% to $71.1 billion in 2005, according to Datamonitor plc, a business information company specializing in industry analysis and forecasts. Sales in the U.S. office furnishings market were approximately $10.1 billion in 2003 and are projected to grow approximately 14.6% to $11.5 billion in 2005, according to BIFMA International, a not-for-profit trade association of furniture manufacturers and suppliers whose strategic area of focus includes, among other things, statistical data generation.

The modern design furnishings market is a sub-sector of the residential and commercial furnishings market. We believe that the upscale segment of this market, in which we operate, will continue to benefit from several long-term trends, including an increasing interest in modern design, middle-market consumers’ willingness to trade up for premium products and favorable demographic trends.

We believe the increased focus on design covers a wide range of products both within and beyond the traditional furnishings market, from home computers to kitchen appliances. Consumers’ expanding focus on design has been featured in several television programs, such as Bravo Network’s Queer Eye for the Straight Guy, which has featured some of our products, and The Learning Channel’s Trading Spaces, as well as in books and other publications, including Michael Silverstein’s book, Trading Up: The New American Luxury. According to the U.S. Department of Commerce, the disposable income of consumers has increased from 2000 through 2004. These consumers are driving increased sales of premium goods and services, which deliver higher quality, technical advantages and superior performance relative to conventional products. These premium products typically command higher prices and gross margins than traditional products. We believe that the household “cocooning” trend among consumers has also had a significant impact on our market. As more consumers retreat to their homes to spend time with family and friends, we believe that quality, home-related design products have become increasingly popular. We believe many consumers are interested in modern design products, but are not familiar with, or are hesitant to engage, the more traditional sales channels, such as interior designers or expensive boutiques.

Businesses have also begun to place more emphasis on modern design. We believe that many manufacturers are turning to design as an important differentiator of their products. A November 2003 article in Fortune magazine highlighted organizational initiatives at several major corporations, which have created new positions for design professionals and promoted other design professionals, reflecting the growing importance of design in selling their products. We believe small businesses, which account for a significant portion of our commercial sales, historically have also had difficulties gaining access to modern design furnishings. We believe that the modern design furnishings industry has generally marketed and sold modern design products in a manner that effectively excludes small businesses as buyers. Factors that contribute to the exclusion of small businesses from the market for modern design products include: the imposition of minimum order requirements that often exceed such buyers’ requirements; limited physical presence of product sellers in smaller markets; and lack of interest from product distributors to sell to smaller buyers, among others. According to the U.S. Census Bureau, small businesses, defined as employers with less than 100 employees, comprised 98.2% of all employers in 2001. We believe this large segment of the commercial market has traditionally been underserved and will continue to be particularly receptive to our product offerings.

We believe our business model makes design-oriented products available for convenient purchase to a broad array of residential and commercial consumers and provides enhanced consumer education and product information to our customers, helping us further expand and penetrate the market for modern design products.

Business Strengths

We believe our business strategy and strengths position us to be a leading provider of modern design furnishings in the United States. We believe that our business model is differentiated in several key respects from those of traditional retailers and serves as a competitive strength. We intend to increase market penetration through our strong brand authority, multiple and integrated sales channels, distinctive merchandising, strategic designer and manufacturer relationships, superior customer service and the efforts of our experienced management team.

Strong Brand Authority

Since our founding, an integral part of our strategy has been to build the Design Within Reach brand both within the design community and among residential and commercial consumers. To build our brand, we have cultivated relationships with leading designers, highlighted designers and classic design products throughout our sales channels, and carefully sourced products that embody the principles of enduring design, performance and authenticity. Our publications have broad consumer reach. In fiscal year 2004, we mailed on average over 948,000 catalogs each month, and more than 330,000 people currently receive our weekly electronic newsletter, “Design Notes.” We have also sponsored design conferences and other design education activities, such as studio events and design contests, which further increase public awareness of our brand. Through these activities, we believe that the Design Within Reach brand provides our products with authenticity among our customers and has become associated with design excellence both in the design community and with residential and commercial consumers with an interest in modern design.

Multiple, Integrated Sales Channels

We market and sell our products to both residential and commercial customers through four integrated sales channels, consisting of our catalog, studios, website and direct sales force. We believe our multi-channel strategy enhances our ability to access and serve our customers while improving operational efficiency.

This strategy allows us to better serve customers who may prefer shopping for products in different formats, facilitates rapid and direct feedback as to customer needs and satisfaction, and provides broader exposure and reinforcement of the Design Within Reach brand. Customer service is further enhanced by providing superior convenience, by cost effectively communicating educational information about our products and design in general and by permitting customers to view our complete product selection. In fiscal year 2004, approximately 60.7% of online buyers had previously been mailed a catalog but chose to purchase at www.dwr.com, sometimes after visiting a studio or speaking with a customer service representative over the phone. Our studios enable us to provide the touch and feel of our merchandise to customers and provide a local presence for enhancing market penetration. Our website serves as an information source for both our studio and catalog customers, as well as for our own business development executives. We maintain consistent pricing across all of our sales channels for all of our customers.

Our strategy also improves operational efficiency through the utilization of a common inventory and centralized information systems. Operating from a common inventory allows us to maintain a high proportion of our products in stock at all times and facilitates more efficient inventory turns. In fiscal year 2004, we had an initial fulfillment rate, meaning the product was in stock and ready to ship at the time of order, of approximately 86.2%, and we achieved 6.6 turns of our pickable inventory (defined as annual product cost of goods sold divided by average product inventory in our fulfillment center and available for sale to our customers, over the preceding thirteen months). In addition, our integrated channel strategy and common inventory enable us to centralize our management information systems, providing a highly scalable platform capable of supporting additional growth. A centralized system also permits us to utilize experience and information from each channel to benefit the others. For example, we deploy customer data from our catalog and online channels to identify promising markets and to increase the effectiveness of our studio site selection process.

Distinctive Merchandising

We seek to be a leader in identifying and selling products that are innovative and not widely available from other retailers. In fiscal year 2004, 34.5% of our net sales were derived from products for which we believe we were the sole supplier in the United States. While we do not have exclusivity agreements with our manufacturers, we believe we are the sole supplier of many products we carry, based on manufacturers’ oral representations that they are only manufacturing certain products for us and our not being aware of such products being sold by other retailers.

We take a selective approach to product sourcing, and new products must meet our stringent standards for design, quality and authenticity before they are selected for inclusion in our product assortment. We ensure that the price, look and feel of our products is consistent across all sales channels, creating a sense of harmony for our customers. A crucial element of our merchandising is the belief that each well-designed product should be presented as a stand-alone item, rather than as part of a prepackaged set. Therefore, we present and describe our products in a clear, concise and specific manner, including by providing line drawings for each product with its measurements. We complement our merchandise mix with authoritative educational content regarding the designers of our products and other design topics. We believe that our merchandising approach delivers large average order values, along with attractive gross margins and returns on capital.

Strategic Designer, Manufacturer and Distributor Relationships

We purchase merchandise from select designers, manufacturers and distributors in Europe and North America that meet our stringent requirements for design, quality, packaging, and consistency of production and flow. We currently source products from over 200 vendors, many of which are small, family-owned businesses. Although we do not have any formal written agreements with designers, manufacturers and distributors, we believe that we have developed strong, albeit not formal, business relationships with such entities. These relationships have developed over time principally because these designers, manufacturers and distributors have prospered along with our growth, which has fostered loyalty towards us by these entities. For example, we purchase products from our vendors frequently and in large volumes, and in many cases we are a vendor’s largest customer. As a result, we are able to develop long-lasting relationships with most of our vendors and often become the de facto sole provider of their products in the United States. In addition, we seek to strengthen our relationships with designers by highlighting the design community in our publications and on our website, as well as through our educational efforts across all sales channels. Our credibility and reputation with residential and commercial consumers for high quality, innovative modern design products is further enhanced by our relationships with larger, more prominent vendors from around the world, such as Herman Miller, Inc., Vitra Inc. and Kartell US Inc. Developing and maintaining our relationships with these designers and manufacturers is a critical component of our strategy.

Superior Customer Service

Since inception, we have focused on providing what we believe to be superior customer service in each of our sales channels. Our policy of having products “in stock and ready to ship” is a departure from the approach taken by many other modern design furnishings retailers, which we believe typically requires customers to wait weeks or months to receive their products. In fiscal year 2004, we had an initial fulfillment rate, meaning the product was in stock and ready to ship at the time of order, of approximately 86.2%, and we shipped substantially all in stock product by the next business day after receiving the order. With the opening of our new fulfillment center in Hebron, Kentucky, approximately 70% of the U.S. population is located within a two-day drive time for delivery, which has enhanced our level of customer service. Other key elements of our customer service include: well-designed and attractive catalogs; knowledgeable sales personnel; our easy-to-use website for around-the-clock purchases; a liberal product return policy; extensive product information; and insightful design-oriented commentary. Our sales personnel work in a coordinated fashion across all of our sales channels with the goal of providing a satisfying and educational experience to all customers. We typically hire our sales personnel from the design community, and we believe that their passion and knowledge enables them to interact effectively with design professionals and residential and commercial consumers in all channels. The turnover rate among our sales personnel has historically been low, which we believe results from our sales personnel seeing their position with us as a career opportunity.

Experienced Management Team

We were founded in 1998 by Robert Forbes, Jr., who continues to be our leading influence in modern design and our principal contact with the design community. Since May 2000, our senior management team has been led by our Chief Executive Officer Wayne Badovinus. Mr. Badovinus was formerly the President of Williams-Sonoma, Inc. and Chief Executive Officer of Eddie Bauer, Inc. Mr. Badovinus has assembled what we believe to be a first-class management team, who have on average approximately 20 years of experience with leading companies in the retail and consumer products industries. We believe that our team has successfully managed the business as evidenced by a demonstrated track record of profitable growth. We intend to continue to leverage our management team’s experience and acumen to execute our strategy effectively.

Growth Strategy

Our goal is to strengthen our position as a leading provider of modern design furnishings and accessories. We believe that as a truly integrated multi-channel business, we must measure ourselves by total market penetration, or sales across all of our channels. Accordingly, we focus on increasing the overall penetration of our target markets, rather than on increasing sales in a particular channel. This helps us avoid conflicts among channels, which often occurs in traditional retail models. We select our target markets based upon population statistics and our current sales in those markets. We intend to increase our market penetration nationwide and within selected markets by opening additional studios, expanding and refining our product offerings, increasing marketing within and across our sales channels and expanding market awareness and appreciation for design products.

Open Additional Studios

Our studios have become an integral part of our multi-channel strategy by providing customers with the ability to touch and feel our products and by bringing our philosophy and products to life. We believe that our studio concept has broad appeal, offers attractive financial returns and can be implemented successfully in many additional markets across the United States. We opened our first studio in November 2000 and have expanded from one studio at the end of 2001 to 33 studios as of January 1, 2005. We intend to expand our studio presence by opening 18 to 20 new studios in each of 2005 and 2006, in both new and existing markets. As of January 1, 2005, we had signed leases for seven additional studios. We generally seek to occupy street-front locations in moderate rent areas, which allows us to become visible and integrated in a neighborhood while obtaining attractive rental payments. We believe our studios have compelling unit-level economics. In fiscal year 2004, studios open the entire twelve months had an average annual sales volume of $2.7 million and an average annual studio operating margin of 26.5%. These studios had an average ten-month payback on an average initial investment of approximately $464,000, including net buildout and pre-opening expenses and the cost of product floor samples. We intend to use the additional studios to gain market share and to secure a strong competitive position in each market where our studios are located, with support from our other sales channels.

Expand and Edit Product Offerings

We believe there are substantial opportunities in the near-term to utilize our brand attributes of enduring design, quality and authenticity to expand our product offerings within existing categories and enter into new, complementary categories. We regularly evaluate and edit our merchandise assortment based upon product performance, compatibility and margin. In recent years, we introduced several new product categories, such as bedroom furnishings and mattresses, floor coverings and lighting. Products introduced since January 1, 2002 accounted for 29.6% of our net sales for fiscal year 2004. Bedroom furnishings, which we introduced in September 2001, is currently our fastest growing product segment, and we are currently considering the launch of children’s furniture products. We also intend to focus on and expand the number of product offerings for which we believe we are the sole supplier in the United States. We believe that any product that meets our standards for design attributes and quality is a candidate to be added to our product assortment, and in the future we may seek out opportunities to market products beyond residential and commercial furnishings and accessories.

Increase Marketing Within and Across Our Sales Channels

We believe that opportunities exist to expand net sales with marketing initiatives focused within and across each of our sales channels. We have expanded the number of catalogs in circulation by introducing new, targeted catalogs that vary in size, merchandise selection and frequency of delivery. For example, in March 2004 we began to mail smaller catalogs containing our most popular products, as well as new items, to prospective customers in markets where we have studios and in other select markets. We believe that this has enabled us to more cost-effectively reach new customers, improve our response rates and order sizes and lower our per customer acquisition costs across all of our sales channels. We believe that we can enhance marketing efficiency by promoting our studio locations and openings in our catalogs and on our website and by utilizing customer data obtained from our catalog and online channels to target future studio openings. Our studios contain computers for online access to www.dwr.com, and we encourage in-studio sales personnel to promote online usage and to distribute our catalogs. To enhance online sales, we intend to develop additional website functionality and to implement additional third-party marketing agreements, such as our existing agreements with selected search engines. We also intend to add new business development executives who, working in conjunction with our studio proprietors, will target new commercial customers and work to expand sales to existing commercial customers.

Expand Market Awareness and Appreciation for Design Products

We intend to expand our addressable market by continuing to use each of our sales channels to promote innovative design products and to educate consumers on the principles of modern design. We seek to educate consumers through our weekly electronic newsletter, catalogs and other special publications, such as our republication of the classic design book How to See, by George Nelson, and through periodic design seminars, conferences, studio events and design contests. For example, we recently commenced our second annual online contest asking customers to create chairs made from the corks and wire cages of champagne bottles. In our second annual contest, we received over 500 entries and, following the contest, we conducted traveling exhibitions of over 100 of the leading entries for display in our studios. We often host events featuring industry speakers and promote studios by hosting in-studio activities such as wine tastings for consumers and neighboring galleries. We believe that these activities enhance consumers’ appreciation of modern design and expand the market for our products.

Product Merchandising

Our merchandising strategy is to offer well-designed products that are versatile and can be comfortably integrated with other furnishings. As such, we are selective in the products we offer and present our products as stand-alone items, rather than as part of a prepackaged set. The principles that guide our merchandising decisions are authorship, attention to detail, simplicity, quality of materials and authenticity. Our product offering includes a refined assortment of chairs and tables, workspace and outdoor furniture, lighting, floor coverings, bedroom furnishings and related accessories, bathroom fixtures, fans and other home and office accessories.

We manage our merchandise offering utilizing five general product designations:

•	Design Icons. These are products recognized throughout the design community and by knowledgeable residential and commercial consumers as legitimate examples of historically significant designs. Offering design icons for sale is a crucial element of our merchandising strategy since they carry their own design authority, which we use to build our Design Within Reach brand. We anticipate that design icons will continue to be an important part of our product assortment and will continue to represent a substantial portion of our net sales going forward. Examples of design icons that we offer include:

Noguchi Table—Designed in 1944 by Isamu Noguchi for Herman Miller, Inc., this is a practical glass-top table for commercial or residential use in which two simple, smoothly shaped solid wood pieces interlock to form a tripod that supports a three-quarter inch slab of transparent glass.

Arco Floor Lamp—Designed in 1962 by Achille Castiglioni and Pier Giacomo Castiglioni, this is a classic modern lighting design characterized by the dramatic arc of its stainless steel stem and the counterpoint provided by the substantial Carrara marble base. The lamp is designed to provide overhead lighting without ceiling suspension, and its light intensity makes it useful for reading, working or dining.

•	Design Exclusives. These are products for which we believe we are the sole supplier in the United States. Design exclusives utilize the strength of the Design Within Reach brand to supplement their appeal to customers. Going forward we intend to focus on and expand the number of design exclusives that we market. We believe that we are developing the brand authority and marketing strength to introduce design exclusives, which may become recognized in the future as design icons. Examples of design exclusives that we offer include:

Globus Chair—Designed in 1993 by Jesus Gasca, this is a sophisticated and practical dining chair designed for both commercial and residential use. The chair has a stainless steel frame and wood lacquer back and stacks up to five chairs high.

Sussex Credenza—Designed in 2000 by Terence Woodgate and inspired by the shingled, angled roof of a Sussex cottage, this credenza features four louvered doors with dominant horizontal lines that mimic the credenza’s rectangular shape, oak veneer applied to all sides, compartments with adjustable shelves and a steel base that lends further aesthetic appeal and acts as a stable foundation.

•	Design Solutions. These are products that we believe provide superior results in solving customer problems in functionality, aesthetic appeal and, in many cases, economy. We believe that the Design Within Reach brand further strengthens the appeal of these products as intelligent answers for residential and commercial customers’ furniture needs. We believe that commercial customers find many of these products particularly attractive because of their problem-solving attributes. Products designated as design solutions generally remain in our merchandise assortment until another product offering a better solution becomes available. Examples of design solutions that we offer include:

Coco Armchair—Designed in 2001 by Fratelli Tominaga, this is a lightweight and sturdy dining chair that is built for easy maneuvering. The chair is constructed from durable beechwood and features a continuous barrel backrest which doubles as an armrest and can be hung on a tabletop or stacked to open floor space for cleaning or storage. The chair’s seat is subtly contoured for comfort and a single piece of wood acts as the back leg and forms a portion of the backrest for maximum strength.

Sliding Sofa—Designed in 2000 by Pietro Arosio for Tacchini, this is a sofa with clean lines and modern proportions that easily transforms into a two-person bed by sliding the base of the sofa out from the backrest. Its seat cushions and backrest provide the platform for both sitting and sleeping, and it also comes with two large feather-filled pillows. The upholstery is fully removable for cleaning, and the aluminum frame is fitted with two casters for easy mobility.

•	Performance Design. These are products designed to serve distinctive functional roles in the application for which they are used. They tend to have a predictable demand curve and, unlike design icons, may cycle out of our assortment as customer interest diminishes. Products designated as performance design typically represent a significant percentage of the new products offered in our catalogs. Based upon consumer response or product sales performance, these products may evolve into other of our product designations, such as design solutions. Examples of products designated as performance design that we offer include:

Cubitec Shelving—Designed in 1998 by Doron Lachish, this is a modular shelving system consisting of lightweight polypropylene panels, which may be easily assembled into multiple configurations of cubes. Each kit contains eighteen panels to create six cubes, which can be attached vertically or horizontally. The shelving comes in a variety of colors and can be used in a wide-range of residential and commercial environments.

Kyoto Chair—A clean-looking chair constructed with beechwood, with an unusual broad back. The Kyoto Chair is so named because it is a popular café chair in Japan.

•	Design Accessories. These are products that supplement our larger assortment and enhance the utility of larger products. We have found design accessories to be important in increasing customer response rates and broadening our customer base. Design accessories also present opportunities for us to introduce new design products, which may evolve into significant separate product lines. Examples of design accessories that we offer include:

Nelson Ball Clock—Designed in the 1950’s by George Nelson, this is a thirteen-inch diameter circular clock, the circumference of which is comprised of twelve small balls each connected by a rod to the clock’s center.

PH5 Pendant Lamp—Designed in the 1950’s by Poul Henningsen, this is a hanging ceiling lamp that has been widely used in Europe for decades. The lamp’s shade is comprised of layers of varying sizes and shapes that direct light both horizontally and vertically. The lamp is compact enough to allow multiple lamps to be hung in the same setting and can be used in both residential and commercial applications.

We believe there are many product lines that can be developed in addition to residential and commercial furnishings and accessories, and we are constantly looking for ways to further leverage our brand recognition for design and quality. Our merchant and inventory planning teams meet weekly to review selling rates and make decisions regarding our merchandise assortment based on product performance. We manage over 500 active products and regularly review the bottom third of our assortment and discontinue unproductive items. This process allows us to introduce new items each year while maintaining our focus on product management and inventory turnover. For example, in fiscal year 2004, our top 25 products represented 41.5% of our net sales. We introduced four of these top 25 products since the beginning of 2004. When we discontinue an item, the remaining inventory of that item is offered as a clearance item through our website.

Sales Channels

We established our business strategy on the premise that multiple, integrated sales channels improve customer convenience, reinforce brand awareness, enhance customer knowledge of our products, and produce operational benefits that ultimately improve market penetration and returns on capital. The objective of each of our sales channels is to maximize total market penetration.

Catalog

Our full-color catalog is mailed every month and serves as our primary brand building and marketing tool. By mailing our catalogs in large quantities in selected markets, we are able to reach a substantial audience, reduce the need for large expenditures on traditional advertising and marketing and generate additional sales across all of our channels. In fiscal year 2004, we mailed over 11.4 million catalogs to existing and prospective customers, representing an increase of 16.6% from fiscal year 2003. In fiscal year 2004, phone sales totaled $25.5 million, remaining relatively flat compared to fiscal year 2003.

Our catalog reflects the values of the modern design community, with clean and simple graphic layouts and low-density and easily-readable typeface. Copy is simple, direct and informative. Line drawings and measurements complete the straightforward presentation of each product. The catalog also addresses product functionality, such as the ability to stack chairs, the durability of fabrics and ergonomic features. Additionally, our catalogs provide historical information about our products, many of which have rich design legacies, and generally feature the designers pictured with their products. This approach signals to the customer our respect for the design community, and we believe that it has been one of the most appreciated aspects of our catalog.

Our catalog generally ranges from between 80 and 100 pages and contains between 350 and 400 products. Catalog circulation is focused on:

•	current buyers;

•	interior designers and architects;

•	other professionals whose work involves design, such as graphic artists;

•	subscribers to design-focused magazines; and

•	purchasers of products from related consumer catalogs.

We have introduced smaller catalogs as part of our circulation strategy. These smaller catalogs contain our most popular products as well as new items and are mailed to prospective customers in markets where we have studios and in other select markets. We believe this has enabled us to more cost-effectively reach new customers, improve our response rates and order sizes and lower our per customer acquisition costs across all of our sales channels. These smaller catalogs generally range from between 50 and 60 pages and contain between 200 and 240 products.

Studios

The role of our studios is to bring modern design to customers’ neighborhoods and allow them to experience our products first hand. In fiscal year 2004, studio sales totaled $52.9 million, representing a 114.6% increase from fiscal year 2003. We opened our first studio in San Francisco in November 2000 and operated a total of 33 studios as of January 1, 2005. Like our catalog and website, our studios are designed to reinforce our multi-channel strategy. For example, in fiscal year 2004, approximately 48.4% of buyers in our studios had been mailed a catalog prior to making a purchase.

The design of our studios is understated and reflects the clean, simple aesthetics established by the catalog. This allows us to highlight the design elements of our merchandise. Studio sizes range from approximately 1,900 to 11,000 square feet. We are targeting our future studios to be approximately 3,300 square feet on average. Most studios are located in buildings with architectural elements such as brick walls, hardwood floors, high ceilings or exposed beams, which we believe provide the appropriate atmosphere for our products. Since studios are often located in architecturally distinctive buildings, sometimes not originally intended for retail use, our floor plans may vary. However, all of our studios feature designer-oriented graphics and include our “chair-wall,” which showcases a variety of the chairs we offer on clean white display risers. Each studio’s selection of tables, lounges, lighting, shelving and other items are displayed throughout the remainder of the studio. Signage is understated but informative and is meant to reflect our design community approach. Since our studios only contain product samples and do not stock inventory for purchase, we are able to devote substantially all of our studio space to showcasing and selling products while also reducing product shrinkage, in-studio costs and the number of studio personnel. Customers are encouraged to touch the products and treat the studio as their own design hub, allowing them to learn about our products in a friendly and informal atmosphere. Computers with direct connections to www.dwr.com are available in our studios, and salespeople are trained to take customers to our website and instruct them in its use.

The following table provides information about our existing studios as of January 1, 2005.

Market / Location	Opened	Square Footage
New York
New York—Soho	March 2003	3,500
New York—Chelsea	May 2003	3,500
New York—Brooklyn Heights	November 2003	6,120
New York—Upper East Side	May 2004	7,600
New York—Columbus Avenue	November 2004	2,800
Los Angeles Area
Santa Monica, California	August 2002	2,735
Beverly Hills, California	November 2002	4,500
Newport Beach, California	November 2002	4,396
Pasadena, California	January 2003	5,750
Los Angeles—Beverly Boulevard	June 2004	6,000
Chicago
Chicago—North Kingsbury Avenue	February 2004	7,700
Chicago—East Ohio Street	May 2004	6,000
Washington D.C. Area
Bethesda, Maryland	May 2004	2,000
Washington D.C.—Georgetown	May 2004	2,000
San Francisco Bay Area
San Francisco—Jackson Street	November 2000	2,000
Palo Alto, California	March 2002	2,920
Berkeley, California	November 2003	3,941
San Francisco—Fillmore Street	April 2004	2,000
San Jose, California	May 2004	3,620
Atlanta
Atlanta, Georgia	November 2004	5,000
Minneapolis
Minneapolis, Minnesota	October 2004	5,000
Seattle
Seattle, Washington	September 2004	3,198
San Diego
San Diego, California	November 2004	5,280
Boston Area
Cambridge, Massachusetts	September 2003	2,521
Boston, Massachusetts	August 2004	2,970
Denver
Denver, Colorado	July 2004	4,098
Dallas
Dallas, Texas	February 2003	6,080
Houston
Houston, Texas	May 2004	4,100

Market / Location	Opened	Square Footage
Miami / Fort Lauderdale Area
South Beach, Florida	May 2003	5,315
Coral Gables, Florida	March 2004	1,900
Philadelphia
Philadelphia, Pennsylvania	September 2004	3,500
Portland
Portland, Oregon	December 2002	11,037
West Palm Beach
West Palm Beach, Florida	July 2003	6,619

We generally staff our studios with one manager, whom we refer to as a proprietor, and two to three sales associates. We select proprietors from the design community who bring a passion for, and knowledge base about, design. The studio proprietors are responsible for creating traffic in the studios through in-house design events, hiring and training sales associates, and ultimately leading the sales effort for their studio. Because our studios contain only product samples and do not stock inventory for purchase, we are able to staff our studios leanly and our studio personnel are able to focus on delivering a superior level of service and information to our customers. Both studio proprietors and sales associates work on an incentive-based compensation structure that includes salary, commission and bonus. We believe that our studio employees have the opportunity to earn higher compensation than traditional home furnishings retail employees.

Target markets for studio openings are identified based partly on household population statistics, but also on supporting sales data collected from our other channels. Studios are located typically in moderate rent areas and usually occupy street-front space. In fiscal year 2004, studios open the entire twelve months had an average annual sales volume of $2.7 million and an average annual studio operating margin of 26.5%. Our average initial investment per studio opened during fiscal year 2004 was approximately $563,000, including net build-out and pre-opening expenses and the cost of product floor samples.

Website

We created our website, www.dwr.com, to be a readily available resource for modern design furnishings and to support sales and customer service activities 24 hours a day. In fiscal year 2004, our online sales totaled $25.1 million, representing a 34.6% increase from fiscal year 2003. Our website is designed to be consistent with our catalog, with clean and simple layouts. We believe that other features such as zoom, product color changes, and downloadable product specifications, increase functionality and differentiate our website from those of our competitors.

Online sales are an essential component of our multi-channel strategy. In fiscal year 2004, approximately 60.7% of online buyers had previously been mailed a catalog but chose to purchase at www.dwr.com, often after visiting a studio or speaking with a customer service representative over the phone. In addition to driving traffic to our website through our other sales channels, we have entered into marketing agreements with selected search engines that provide us with key word rights in order to increase the number of visits to our website.

One additional feature that has developed into a central part of our strategy is a weekly outgoing e-mail called “Design Notes.” This newsletter currently has a circulation of more than 330,000 and covers a wide range of design topics. The newsletter provides information about our products and also features general industry discussions on topics such as urban design, automobile design, mass transit systems and profiles of specific designers. With an average opt-out rate, meaning the number of requests from newsletter recipients that we discontinue sending them our newsletter as a percentage of total newsletters sent out, of 0.2% in fiscal year 2004, the newsletter is an important tool allowing us to make valuable contacts with design enthusiasts and potential customers. We have also used our website and “Design Notes” as testing grounds for new products, as they have proven to be effective media for receiving prompt customer feedback.

Business Development Executives

The role of our business development executives is to market and sell our products to commercial buyers, including restaurants, museums, universities, real estate developers and retailers, among others. Although our business development executives are responsible for establishing and maintaining relationships with our commercial customers, a substantial portion of our commercial sales are transacted in our other channels. In fiscal year 2004, net sales generated by our business development executives were $2.5 million, representing a 25.5% decrease from fiscal year 2003. Business development executives generate average order values substantially higher than those in our other channels. In fiscal year 2004, the average order value generated by business development executives was approximately $1,985. Commercial sales through our business development executives tend to be for individual office spaces and to local or regional retailers. We currently do not focus our commercial business on larger, corporate wide furnishing programs.

Like our studio proprietors, our business development executives are hired from the design community and have a similar passion for, and knowledge of, design and our products. Business development executives generally work out of the studios and work closely with the studio proprietors. This cooperation is crucial to the success of both channels. While this channel is in the early development stage, we believe that the opportunity to add business development executives and increase our commercial business is substantial, and we expect to focus on this opportunity in our largest strategic markets over the next few years.

Product Sourcing

We continually seek to identify and introduce new products that meet our stringent design and quality standards. We provide designers and manufacturers with a forum through which they can significantly enhance the exposure and distribution of their products. We cultivate vendor relationships and host a biennial conference where we communicate openly with our vendor base regarding our expansion strategy and product requirements.

We employ a specialized merchandising team that actively participates with manufacturers and designers in the design process for many new products. Our founder and our merchandising team travel regularly to European and domestic markets visiting trade shows, designers and manufacturers in search of innovative new product offerings. Once a product has been approved for inclusion in our product assortment, we negotiate with the product’s vendor to secure product supply. In an effort to ensure consistent product flow from our manufacturers, our inventory planning team supplies select vendors with a six-month rolling forecast of projected purchases.

When determining which products to introduce, we estimate the potential sales, gross margin and returns on capital. We also assess whether a product has the potential to be available through mass merchant channels, which would dilute the uniqueness of the product. In fiscal year 2004, approximately 34.5% of our net sales were derived from products for which we believe we were the sole supplier in the United States. Going forward, we will seek to increase this percentage.

We depend on select designers, manufacturers and distributors to develop and manufacture products for us. We do not have any contractual relationships with these suppliers. However, we represent the largest share of business for many of them. We currently conduct business with over 200 designers, manufacturers and distributors, over half of which are located outside the United States. In fiscal year 2004, our largest vendor, Herman Miller, Inc., supplied us with products representing 9.1% of our net sales, and products supplied by our five largest vendors represented approximately 30.1% of net sales.

Customer Service

We are committed to providing our customers with courteous, knowledgeable and prompt service across all our channels. We have customer service representatives located at our corporate headquarters in San Francisco, California as well as our distribution center in Hebron, Kentucky. Our agents are available to take calls from 8:00 a.m. to 9:00 p.m. Eastern time, Monday through Friday, and 10:00 a.m. to 6:30 p.m. Eastern time on

Saturday. Our customer service centers are staffed with DWR representatives who are passionate about design and knowledgeable about our products. Our customer service representatives handled, on average, approximately 20,342 customer contacts each month in fiscal year 2004. Our representatives provide personal attention to customers who call toll free or send e-mails to request a catalog subscription, place an order or inquire about a product. Our customer service group also is responsible for resolving customer complaints. We seek to provide a superior customer experience. Therefore, if a customer is not satisfied with one of our products, he or she can return it for repair, replacement or refund.

We seek to hire and retain qualified sales and customer service representatives in both our customer service center and studio operations. As of January 1, 2005, approximately half of our studio personnel either had a degree in design or prior work experience as a design professional. Each new studio proprietor undergoes a thorough training program during which he or she is trained in all aspects of our business. Studio sales personnel are trained extensively prior to a new studio opening. This training focuses primarily on giving them a working knowledge of our products, augmenting their knowledge regarding featured designers and ensuring that they understand our high customer service standards. We have also developed ongoing programs conducted at each studio that are designed to keep each salesperson up-to-date on each new product offered.

During January 2004, we launched a private label credit card program, which is administered by World Financial Network National Bank. We bear no credit risk in connection with this program. As of January 1, 2005, approximately 4,061 cards had been issued, and we have experienced an average order value of $1,716 per card transaction.

Fulfillment

In January 2004, we moved our fulfillment operations from Union City, California to Hebron, Kentucky. All product orders from each of our sales channels are fulfilled from this facility, except in limited cases where the product is shipped directly to the customer from the manufacturer. The new facility, at approximately 217,000 square feet, is nearly 100,000 square feet larger than our previous Union City facility. We have a right of first refusal on an adjacent 100,000 square feet in the new facility, and we expect this facility to support our distribution capacity needs for at least the next three years. We believe this facility has enhanced our level of customer service and order fulfillment, as approximately 70% of the U.S. population is now within a two day drive time for delivery. Shipment of products from our fulfillment center to our customers are through third-party carriers. Our goal is to ship the majority of customer orders within 24 to 48 hours after the order is received. In fiscal year 2004, we had an initial fulfillment rate, meaning the product was in stock and ready to ship at the time of order, of approximately 86.2%, and we shipped substantially all in stock product by the next business day after receiving the order.

Information Technology and Systems

We have invested significant resources to create a fast, reliable and secure network that facilitates companywide access to our operational systems and information. These systems, including our supply chain, order processing, distribution, financial and communication systems are located in our headquarters or warehouse data centers. Sales associates in all channels have high-speed access to real-time inventory data and customer order status 24 hours a day, seven days a week through their computers and the DWR order-entry system, eliminating the requirement for a point-of-sale system.

We have designed our customer, order and merchandise databases to collect and summarize detailed sales data at the market, studio, vendor, customer and product level. Maintaining sufficient inventory levels is crucial to our business, and real-time sales and inventory information is available to our merchandising staff and senior management for review. This allows us to focus on maximizing sales while minimizing our inventory investment. Each of our sales channels is fully integrated with the main computer system at our corporate headquarters, allowing us to transmit sales, inventory and customer data as well as receive data from headquarters on a real-time basis. This data integration enables corporate personnel to monitor current sales, inventory and merchandise information, providing the information necessary for inventory allocations and replenishment and customer database management.

Our website is located at a third-party hosting facility in Santa Clara, California. The hardware configuration includes firewalls, scalable servers, and other network enhancing features. This configuration allowed us to maintain 99.6% availability and a 1.6 second average response time over broadband during fiscal years 2003 and 2004.

Competition

The market for residential and commercial furnishings is fragmented with no single company holding a dominant market position. The market includes numerous smaller specialty retailers, as well as department stores, larger mass merchandisers and home furnishings stores, with department stores commanding a decreasing percentage of the furnishings industry compared to specialty retailers. In recent years, the industry has been characterized by consolidation, the withdrawal of certain retailers from the marketplace and a de-emphasis by traditional department stores on upscale merchandise, leaving fewer large competitors focused exclusively on this segment of the furnishings market.

We face competition from several sources, including the following:

•	Modern design companies selling solely through a catalog and online, such as Oriac Design Corp. and Topdeq Corporation;

•	Regional retailers specializing in modern design, such as Limn, The Magazine, Murray Moss and Slater/Marinoff & Co.;

•	National or multinational retailers such as Crate & Barrel (a company owned by Euromarket Designs, Inc.), Ethan Allen Interiors, Inc., Home Decorators Collection, IKEA, Pottery Barn and West Elm (divisions of Williams-Sonoma, Inc.), Restoration Hardware, Inc. and Room & Board, Inc.; and

•	Manufacturers, such as Herman Miller, Inc., Kartell US Inc., Knoll, Inc., Steelcase, Inc. and Vitra Inc., selling through authorized dealerships.

Many of our competitors are larger than us and have substantially greater financial, marketing and other resources than we do. However, many smaller specialty retailers may lack the financial resources, infrastructure and national brand identity necessary to compete effectively with us.

The U.S. retail industry, along with the catalog and online commerce sectors are highly competitive, dynamic in nature and have undergone significant change over the past several years. Our ability to anticipate and respond successfully to these changes is critical to our long-term growth. If we are unable to maintain or increase our market share or compete effectively in the furnishings market, our business, financial condition and operating results would be adversely affected.

We believe that the ability to compete successfully is determined by a variety of factors, including quality of product selection, effective product presentation, customer service and pricing. We believe that we compete favorably on the basis of these factors.

Intellectual Property

We believe that our trademarks, including our registered trademark, “Design Within Reach,” and the brand name recognition that we have developed are of significant value. We strive to preserve the quality of our brand name and protect all of our intellectual property rights, which include the copyrights in our catalogs, rights to our domain name, www.dwr.com, databases and information management systems, and licenses for software for our desktop computers, to ensure that the value of our proprietary rights is maintained. We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights. These include trademark, copyright and trade secret laws and confidentiality, invention assignment and nondisclosure agreements with our employees, contractors and suppliers.

Employees

At January 1, 2005, we had 269 employees, of whom 214 were engaged in selling and administrative functions, and 55 were involved in sourcing or fulfillment functions. We have never experienced a work stoppage, and none of our employees are represented by a labor union. We believe that our relations with our employees are good.

Available Information

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is www.dwr.com.

Risk Factors

The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report, the information incorporated herein by reference and those we may make from time to time.

Risks Relating to our Business

Our limited operating history makes evaluation of our business difficult.

We were originally incorporated in November 1998 and began selling products in July 1999. As an early stage company with limited operating history, we face risks and difficulties, such as challenges in accurate financial planning and forecasting as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories. These difficulties are particularly evident with respect to the evaluation and prediction of the operating results and expenses of our studios, as we opened our first studio in November 2000 and have expanded from one studio at the end of 2001 to 33 studios as of January 1, 2005. Further, our limited operating history will make it difficult for investors and securities analysts who may choose to follow our common stock, if any, to evaluate our business, strategy and prospects. Our failure to address these risks and difficulties successfully would seriously harm our business.

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

We plan to open between 18 to 20 new studios in each of 2005 and 2006. We anticipate the costs associated with opening these new studios will be between approximately $11 million and $12 million in each of 2005 and 2006. However, we may not be able to attain our target number of new studio openings, and any of the new studios that we open may not be profitable, either of which could have an adverse impact on our financial results. Our ability to expand by opening new studios will depend in part on the following factors:

•	the availability of attractive studio locations;

•	our ability to negotiate favorable lease terms;

•	our ability to identify customer demand in different geographic areas;

•	general economic conditions; and

•	availability of sufficient funds for expansion.

Even though we plan to continue to expand the number of geographic areas in which our studios are located, we expect that our studio operations will remain concentrated in limited geographic areas. Please see “Business—Sales Channels—Studios” for a list of the geographic areas where we currently have studios. This concentration could increase our exposure to fluctuating customer demand, adverse weather conditions, competition, distribution problems and poor economic conditions in these regions. In addition, our catalog sales, online sales or existing studio sales in a specific region may decrease as a result of new studio openings in that region.

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

Our success depends in part on our ability to market, advertise and sell our products effectively through the Design Within Reach catalog. In fiscal year 2004, phone sales totaled $25.5 million, representing 21.1% of our total net sales during such period. We believe that the success of our catalog operations depends on the following factors:

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

Our success depends in part on our ability to market, advertise and sell our products through our website. In fiscal year 2004, online sales totaled $25.1 million, representing 20.8% of our total net sales. The success of our online business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to additional risks and uncertainties associated with the Internet. These risks include changes in required technology interfaces, website downtime or slowdowns and other technical failures or human errors, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to respond successfully to these risks and uncertainties might adversely affect the sales through our online business, as well as damage our reputation and increase our selling, general and administrative expenses.

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

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from over 200 foreign and domestic designers, manufacturers and distributors. We have no long-term purchase contracts with any of our suppliers and, therefore, have no contractual assurances of continued supply, pricing or access to products, and any vendor could discontinue selling to us at any time. In fiscal year 2004, products supplied by our five largest vendors represented approximately 30.1% of net sales.

Additionally, some of our suppliers, including Herman Miller, Inc., Vitra Inc. and Kartell US Inc., compete directly with us in both residential and commercial markets and may in the future choose not to supply products to us. In fiscal year 2004, products supplied by Herman Miller, Inc., Vitra Inc. and Kartell US Inc. represented approximately 12.5% of our net sales. Additionally, some of our smaller vendors have limited resources, production capacities and operating histories, which means that they may not be able to timely produce sufficient quantities of certain products demanded by our customers. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Any inability to acquire suitable merchandise or the loss of one or more key vendors could have a negative effect on our business and operating results because we would be missing products from our merchandise mix unless and until alternative supply arrangements are made. Moreover, we may not be able to develop relationships with new vendors and products from alternative sources, if any, may be of a lesser quality or more expensive than those we currently purchase.

Intellectual property claims against us could be costly and could impair our business.

Third parties may assert claims against us alleging infringement, misappropriation or other violations of patent, trademark, trade dress, or other proprietary rights held by them, whether or not such claims have merit. Some of the products we offer, including some of our best selling items, are reproductions of designs that some of our competitors believe they have exclusive rights to manufacture and sell, and who may take action to seek to prevent us from selling those reproductions. Alternatively, such persons may seek to require us to enter into distribution relationships with them, thereby requiring us to sell their version of such products, at a significantly higher price than the reproduction that we offer, which may have a significant adverse impact on our sales volume, net sales and gross margin. In addition, when marketing or selling our products we may refer to or use product designations that are or may be trademarks of other people, who may allege that we have no right to use such marks or product designations and bring actions against us to prevent us from using them. If we are forced to defend against third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could divert management personnel, or result in product shipment delays. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties, or to cease selling the infringing product, which may have a significant adverse impact on our sales volume and gross margins, especially if we are required to stop selling any of our best-selling items as a result of, or in connection with, such claim. Further, as a result of infringement claims either against us or against those who license rights to us, we may be required to enter into costly royalty, licensing or product distribution agreements. Such royalty, licensing or product distribution agreements may be unavailable on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to obtain suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, it could significantly harm our business. Moreover, any such litigation regarding infringement claims may result in adverse publicity which may harm our reputation.

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

In fiscal year 2004, our sales of products supplied by Herman Miller, Inc., the manufacturer of, among other items, the Aeron Chair, the Eames Lounge Chair and Ottoman, the Eames® Aluminum Management Chair and the Noguchi Table, constituted approximately 9.1% of our total net sales. Sales of products supplied by our top five vendors constituted approximately 30.1% of our total net sales in fiscal year 2004. Although we have no formal supply agreements with any of these vendors, we believe that sales of products we obtain from these vendors will continue to constitute a substantial portion of our sales in the future. However, sales of products from these vendors may not continue to increase or may not continue at this level in the future. If sales of products from these vendors decrease, our net sales will decrease and the price of our common stock may be adversely affected.

Declines in the value of the U.S. dollar relative to foreign currencies could adversely affect our operating results.

We procure supplies of our products from manufacturers in thirteen countries outside the United States. In fiscal year 2004, approximately 57.5% of our merchandise purchases were sourced from outside the United States, primarily from Europe. Our dependence on foreign vendors means, in part, that we may be affected by declines in the relative value of the U.S. dollar to other foreign currencies, particularly the euro. Specifically, as the value of the U.S. dollar declines relative to other currencies, such as the euro, our effective cost of supplies of product increases. As a result, continued declines in the value of the U.S. dollar relative to the euro and other foreign currencies would increase our cost of goods sold and decrease our gross margin.

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

We rely upon land-based carriers for merchandise shipments from U.S. ports to our facility in Hebron, Kentucky and from this facility to our customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather and increased fuel costs, associated with such carriers’ ability to provide delivery services to meet our inbound and outbound shipping needs. For example, recent increases in oil prices resulted in increases in our shipping expenses and we have not passed all of this increase on to our customers, which has adversely affected our shipping margins. Failure to procure and deliver merchandise either to us or to our customers in a timely, effective and economically viable manner could damage our reputation and adversely affect our business. In addition, any increase in fulfillment costs and expenses could adversely affect our future financial performance.

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

Our ability to receive and fulfill orders successfully is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our primary computer systems and operations are located at our corporate headquarters in San Francisco, California and distribution center in Hebron, Kentucky and are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events, and errors in usage by our employees and customers. Further, our website servers are located at the facilities of, and hosted by, a third-party service provider in Santa Clara, California. In the event that this service provider experiences any interruption in its operations or ceases operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we would be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves. In the event it became necessary to switch hosting facilities in the future, we may not be successful in finding an alternative service provider on acceptable terms or in hosting our website servers ourselves. Any significant interruption in the availability or functionality of our website or our sales processing, distribution or communications systems, for any reason, could seriously harm our business.

We are planning certain systems changes that might disrupt our supply chain operations.

Our success depends on our ability to source merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems supporting our product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. Modifications will involve updating or replacing legacy systems with successor systems during the course of fiscal year 2005. There are inherent risks associated with replacing our core systems, including supply chain disruptions that affect our ability to deliver products to our customers. We may not be able to successfully launch these new systems or launch them without supply chain disruptions in the future. Any resulting supply chain disruptions could have a material adverse effect on our operating results.

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

The loss of key personnel could have an adverse effect on our ability to execute our business strategy and on our business results.

Our success depends to a significant extent upon the efforts and abilities of our current senior management to execute our business plan. In particular, we are dependent on the services of Wayne Badovinus, our President and Chief Executive Officer, and Robert Forbes, Jr., our founder. We do not have long-term employment agreements with any of our key personnel. The loss of the services of Mr. Badovinus, Mr. Forbes or any of the other members of our senior management team or of other key employees could have a material adverse effect on our ability to implement our business strategy and on our business results. Changes in our senior management and any future departures of key employees or other members of senior management may be disruptive to our business and may adversely affect our operations. Additionally, our future performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. If members of our existing management team are not able to manage our company or our growth, or if we are unable to attract and hire additional qualified personnel as needed in the future, our business results will be negatively impacted.

On January 24, 2005 we announced the resignation of David Barnard, our Chief Financial Officer, which will take effect as of February 18, 2005. While we are currently searching for a successor candidate to serve as our Chief Financial Officer, it may take us longer than anticipated to find a suitable successor or to integrate any such successor fully into our operations, either of which may adversely affect our ability to execute our business strategy and our business results. In addition, if we are not able to find a successor Chief Financial Officer in the near future, we may not be able to file our upcoming periodic reports with the Securities and Exchange Commission in a timely manner, which may have a negative impact on the market price of our common stock.

Our independent auditors have indicated to us that they believe there were material weaknesses in our internal controls for the fiscal year ended January 1, 2005. Our failure to implement and maintain effective internal controls in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

In connection with the completion of its audit of, and the issuance of an unqualified report on, our financial statements for the fiscal year ended January 1, 2005, our independent auditors, Grant Thornton LLP, delivered a management letter identifying deficiencies involving our internal controls that it considers to be material weaknesses pursuant to standards established by the Public Company Accounting Oversight Board. The deficiencies noted by Grant Thornton LLP are that (1) we had not correctly recorded inventory in transit from our European vendors in our inventory, when the terms were FOB shipping point, and (2) they identified numerous informal or undocumented internal control procedures, instances of inadequate segregation of duties, and a number of closing and adjusting entries during the course of their audit. See “Item 9A—Controls and Procedures.”

We intend to take steps to strengthen our internal control processes to address the matters identified by Grant Thornton LLP. These measures may not, however, completely eliminate the material weaknesses identified by our independent auditors, and we may have additional material weaknesses or significant deficiencies in our internal controls that neither they nor our management has yet identified and which we may be unable to correct in time to meet the deadline imposed by Section 404 of the Sarbanes-Oxley Act. The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

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

Our costs have increased and may continue to increase as a result of being a public company, and complying with regulations applicable to public companies may adversely affect our business.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and the Nasdaq National Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, in connection with becoming a public company, we created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we are in the process of evaluating our internal control structure in relation to Section 404 of the Sarbanes-Oxley Act and, pursuant to this section, we will be required to include management and auditor reports on internal controls as part of our annual report for the year ending December 31, 2005. We will incur additional costs in, and dedicate significant resources toward, complying with these requirements, which may divert management’s attention from, and which may in turn adversely affect, our business. We also expect these new laws, rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new laws, rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. The costs of compliance or our failure to comply with these laws, rules and regulations could adversely affect our reputation, financial condition, results of operation and the price of our common stock.

Risks Relating to the Securities Markets and Ownership of Our Common Stock

Our stock price may be volatile and you may lose all or a part of your investment.

Our common stock had not been publicly traded prior to our initial public offering, which was completed in July 2004, and an active trading market may not develop or be sustained. The market price of our common stock may be subject to significant fluctuations. It is possible that in some future periods our results of operations may be below the expectations of securities analysts who may choose to follow our common stock, if any, and investors. If this occurs, our stock price may decline. Factors that could affect our stock price include the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in securities analysts’ recommendations or estimates, if any, of our financial performance;

•	publication of research reports by analysts, if any;

•	changes in market valuations of similar companies;

•	announcements by us, our competitors or other retailers;

•	additions or departures of key personnel, including personnel changes related to the previously announced departure of our Chief Financial Officer David Barnard;

•	the trading volume of our common stock in the public market;

•	general economic conditions;

•	financial market conditions;

•	changes in accounting principles or policies, including the requirement to treat, with effect from the third quarter of 2005, stock option grants as an operating expense;

•	acts of terrorism; and

•	war or threats of war.

In addition, the stock markets have experienced significant price and trading volume fluctuations, and the market prices of retail companies in particular have been extremely volatile and have recently experienced sharp share price and trading volume changes. These broad market fluctuations may adversely affect the trading price of our common stock.

Securities analysts may not cover our common stock or may issue negative reports, and this may have a negative impact on our common stock’s market price.

Securities analysts may not cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price. The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who cover us downgrades our common stock, our common stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our common stock price to decline. In addition, recently-adopted rules mandated by the Sarbanes-Oxley Act, and a global settlement reached between the SEC, other regulatory analysts and a number of investment banks in April 2003 has led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms will now be required to contract with independent financial analysts for their stock research. It may be difficult for companies with smaller market capitalizations, such as our company, to attract independent financial analysts that will cover our common stock, which could have a negative effect on the market price of our common stock.

Our directors and executive officers hold a substantial portion of our common stock, which may lead to conflicts with other stockholders over corporate transactions and other corporate matters.

Our directors and executive officers beneficially own approximately 32.6% of our outstanding common stock, including options to purchase shares of our common stock that are exercisable within 60 days after January 1, 2005. These stockholders, acting together, may be able to influence all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

Item 2. Properties

We currently lease an approximately 59,000 square foot facility in downtown San Francisco, California for our corporate headquarters. The lease for our corporate headquarters expires on March 10, 2010. We believe that this facility will provide us with adequate space for growth for at least the next three years.

We lease approximately 217,000 square feet of warehouse space in Hebron, Kentucky for use as our warehouse and fulfillment center. We have a right of first refusal on an adjacent 100,000 square feet, and we expect this facility to support our distribution capacity needs for at least the next four years. The lease expires on November 30, 2008.

As of January 1, 2005, we leased approximately 146,000 gross square feet for our 33 studios that are currently open and an aggregate of approximately 24,000 square feet for seven planned studios for which we have signed leases. For a listing of our studios, see “Item 1—Business—Sales Channels—Studios.” Most of the studio leases have lease terms ranging from two to twelve years and provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. These leases generally require that we pay insurance, utilities, real estate taxes and repair and maintenance expenses.

Item 3. Legal Proceedings

From time to time, we may be involved in legal proceedings and litigation incidental to the normal conduct of our business. We are not currently involved in any material legal proceedings or litigation.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock has been traded on the Nasdaq National Market since July 2, 2004 under the symbol DWRI. Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices for our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low
Year Ended January 1, 2005
Fourth Quarter	$18.13	$13.86
Third Quarter (beginning July 2, 2004)	19.44	15.15

As of February 11, 2005, there were approximately 275 holders of record of our common stock.

Dividend Policy

We have not declared or paid any dividends on our common stock since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings, if any, to finance our business and for general corporate purposes. Our board of directors has the authority to declare and pay dividends on our common stock, in its discretion, as long as there are funds legally available to do so.

Recent Sales of Unregistered Securities

During the fiscal year ended January 1, 2005, we issued and sold the following unregistered securities:

We granted options to purchase 486,250 shares of our common stock to employees, directors and consultants under our 1999 Stock Plan, as amended, at exercise prices ranging from $4.50 to $7.00 per share. Of the options granted, 486,250 remain outstanding, no shares of common stock have been purchased pursuant to exercises of stock options and no shares have been cancelled and returned to the 1999 Stock Plan option pool, as of January 1, 2005.

The offers, sales and issuances of the options and common stock described in the paragraph above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under such rule. The recipients of such options and common stock were our employees, directors or bona fide consultants and received the securities under our stock incentive plan. Appropriate legends were affixed to the share certificates issued in such transactions. Each of these recipients had adequate access, through employment or other relationships, to information about us.

Item 6. Selected Consolidated Financial Data

The Statement of Operations Data and Balance Sheet Data presented below should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The Selected Consolidated Quarterly Financial Data presented below has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited consolidated financial statements contained herein and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. Amounts are in thousands, except per share amounts.

	Fiscal Year Ended (1)
	December 30, 2000	December 29, 2001	December 28, 2002	December 27, 2003	January 1, 2005
	(in thousands, except share and per share data)
Statements of Operations Data:
Net sales	$23,032	$40,299	$57,254	$81,138	$120,598
Cost of sales	13,074	22,291	30,241	43,298	65,077

Gross margin	9,958	18,008	27,013	37,840	55,521
Selling, general and administrative expenses	14,190	17,334	24,028	33,046	45,455
Depreciation and amortization	329	540	855	2,098	3,340
Stock based compensation	—	—	—	—	551
Facility relocation costs (2)	—	—	—	559	198

Earnings (loss) from operations	(4,561)	134	2,130	2,137	5,977
Net interest income (expense)	(122)	166	74	(29)	81

Earnings (loss) before income taxes	(4,683)	300	2,204	2,108	6,058
Income tax expense (benefit) (3)	1	4	1	(852)	2,314

Net earnings (loss)	(4,684)	296	2,203	2,960	3,744

Deemed preferred stock dividend (4)	—	—	—	(1,765)	—

Net earnings (loss) available to common stockholders	$(4,684)	$296	$2,203	$1,195	$3,744

Net earnings (loss) per share (5):
Basic	$(1.71)	$0.10	$0.75	$0.37	$0.46
Diluted	$(0.54)	$0.03	$0.21	$0.11	$0.29
Weighted average shares used to compute net earnings (loss) per share:
Basic	2,745	2,833	2,951	3,261	8,177
Diluted	8,681	10,029	10,663	11,294	13,128

(footnotes on following page)

	As of
	December 30, 2000	December 29, 2001	December 28, 2002	December 27, 2003	January 1, 2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,687	$4,720	$4,587	$44	$21,141
Working capital	5,250	5,805	5,111	1,646	28,882
Total assets (6)	12,833	12,270	18,378	25,522	74,620
Total indebtedness	—	—	—	3,675	1,305
Convertible preferred stock (7)	12,232	12,232	12,232	12,084	—
Accumulated earnings (deficit)	(6,180)	(5,884)	(3,681)	(2,486)	1,258
Total stockholders’ equity	6,110	6,436	8,752	9,838	48,002

(1)	We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. Each fiscal quarter ends on the Saturday closest to the last day of the calendar quarter. Each fiscal year presented consisted of 52 weeks, with the exception of fiscal year 2004, which consisted of 53 weeks.
(2)	Costs associated with the relocation of our fulfillment center operations from Union City, California to Hebron, Kentucky. Facility relocation costs for the fiscal year 2004 also included costs associated with the relocation of our corporate headquarters.
(3)	In fiscal year 2003, we recorded a net income tax benefit of $852 principally as a result of the reversal of a valuation allowance on our California state and federal net operating loss carryforwards.
(4)	In May 2003, we repurchased 1,961 shares of our Series B preferred stock at a price of $3.45 per share, for aggregate consideration of $6,765. The excess of the repurchase price over the carrying value of the repurchased shares is reported as a deemed preferred stock dividend of $1,765 and subtracted from net earnings to arrive at net earnings available to common stockholders. The deemed preferred stock dividend in fiscal year 2003 reduced basic earnings per share by $0.54 to $0.37 and diluted earnings per share by $0.15 to $0.11.
(5)	For more information regarding the calculation of net earnings per share, see Note 1 of our financial statements included elsewhere in this prospectus.
(6)	Numbers restated to reflect inventory-in-transit as more fully described in footnote 1 to our financial statements.
(7)	All 5,399 outstanding shares of convertible preferred stock converted automatically into 5,399 shares of common stock upon the closing of our initial public offering in July 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Business—Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

Design Within Reach is an integrated multi-channel provider of distinctive modern design furnishings and accessories. We market and sell our products to both residential and commercial customers through four integrated sales channels, consisting of our catalog, studios, website and direct sales force. We offer over 500 products in numerous categories, including chairs, tables, workspace and outdoor furniture, lighting, floor coverings, beds and related accessories, bathroom fixtures, fans and other home and office accessories. Our policy of having products “in stock and ready to ship” is a departure from the approach taken by many other modern design furnishings retailers, which we believe typically requires customers to wait weeks or months to receive their products.

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

We have experienced significant growth in customers and net sales since our founding in 1998. We began selling products through our catalog and online in the second half of 1999, and we opened our first studio in November 2000. We generated a profit in each fiscal quarter from the second quarter of fiscal year 2001 through the fourth quarter of fiscal year 2004. In recent years, we have continued to increase our total net sales with particular growth in sales through our studios and our website. Our studios have increased in number from one at the end of 2001 to 33 studios operating in 14 states at the end of 2004. We expect to open 18 to 20 new studios in each of 2005 and 2006. In 2005, we anticipate opening the majority of our projected new studios for the year during the first half of 2005. As of January 1, 2005, we had signed leases for seven additional studios that have not yet opened. We closed our Oakland, California studio during third quarter 2004, as our lease on the property was ending and we acquired an alternative location within the same market. This is the only studio we have closed.

As one measure of the performance of our business, we analyze our total market penetration rates across all of our sales channels in the top 50 metropolitan areas in the United States by household population as identified by the U.S. Census Bureau. We calculate our market penetration rates in a particular metropolitan market area based on net sales per capita in that area. We base our decisions on where to open new studios by categorizing markets into five “tiers” based on household population statistics and supporting sales data collected from our other sales channels. We plan to open the majority of our new studios in markets in our top two tiers during 2005 and 2006. Although most of our studios have been open less than two full years, our experience indicates that studio openings significantly improve our overall market penetration rates in the markets in which they are located even though the opening of a studio may initially have an adverse effect on sales growth in our other sales channels in the same market.

In January 2004, we moved our fulfillment operations from Union City, California to Hebron, Kentucky. The new facility, at approximately 217,000 square feet, is nearly 100,000 square feet larger than our previous Union City facility. We have a right of first refusal on an adjacent 100,000 square feet in the new facility, and we expect this facility to support our distribution capacity needs for at least the next three years. We support all of our sales channels through the new fulfillment center, and the vast majority of our inventory is received and distributed through it. A small portion of our merchandise is shipped directly by the manufacturers to our customers. In February 2004, we moved our corporate headquarters from an approximately 23,000 square foot facility in Oakland, California to an approximately 59,000 square foot facility in downtown San Francisco, California. We expect that this headquarters facility will provide us with adequate space for growth for at least the next four years. In fiscal year 2003, we incurred $559,000 in costs and $170,000 in accelerated depreciation expense on abandoned assets associated with the relocation of our fulfillment center operations. In fiscal year 2004, we incurred approximately $172,000 in costs associated with the relocation of our fulfillment center operations and approximately $26,000 in costs associated with the relocation of our headquarters. No further relocation costs are expected with respect to these matters.

On July 6, 2004, we completed our initial public offering of 4,715,000 shares of common stock at $12.00 per share. Of the shares offered, 3,000,000 were sold by us and 1,715,000 were sold by selling stockholders. We raised net proceeds of $31.8 million in our initial public offering, net of underwriting discounts and offering expenses. Prior to the completion of our initial public offering, we had funded our capital expenditures and working capital needs primarily through cash flows from operations, private sales of equity securities and borrowings under our bank credit facility, which included a $9.0 million operating line of credit and a $2.5 million equipment line of credit.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and the Nasdaq National Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are also in the process of evaluating our internal control structure in relation to Section 404 of the Sarbanes-Oxley Act and, pursuant to this section, we will be required to include management and auditor reports on internal controls as part of our annual report for the year ending December 31, 2005. We will incur additional costs in, and dedicate significant resources toward, complying with these requirements, which may divert management’s attention from, and which may in turn adversely affect, our business. We also expect these new laws, rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We are currently evaluating and monitoring developments with respect to these new laws, rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. Our 2002 fiscal year ended on December 28, 2002, our 2003 fiscal year ended on December 27, 2003, our 2004 fiscal year ended on January 1, 2005, and our 2005 fiscal year will end on December 31, 2005. Each of fiscal years 2002 and 2003 consisted of 52 weeks and fiscal year 2004 consisted of 53 weeks.

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

Revenue Recognition. We recognize revenue on the date on which we estimate that the product has been received by the customer, and we record any payments received prior to the estimated date of receipt of the goods by the customer as deferred revenue until the estimated date of receipt. We use our third-party freight carrier information to estimate when delivery has occurred. Sales are recorded net of returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Although our actual returns historically have not differed materially from estimated returns, in the future, actual returns may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was $558,000, $442,000 and $560,000 as of January 1, 2005, December 27, 2003 and December 28, 2002, respectively. We recognize net sales revenue for shipping and handling fees charged to customers at the time products are estimated to have been received by customers.

Shipping and Handling Costs. Shipping costs, which include inbound and outbound freight costs, are included in cost of sales. We record costs of shipping products to customers in our cost of sales at the time products are estimated to have been received by customers. Handling costs, which include fulfillment center expenses, call center expenses, and credit card fees, are included in selling, general and administrative expenses. Handling costs were $6.9 million, $5.1 million and $4.3 million for fiscal years 2004, 2003 and 2002, respectively. Our gross margin calculation may not be comparable to that of other entities, which may allocate all shipping and handling costs to cost of sales, resulting in lower gross margin, or to operating expenses, resulting in higher gross margin.

Inventory. Our inventory is valued at the lower of cost or market. Cost has been determined using the first in, first out method. We write down inventory for estimated damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. Although our actual inventory write-downs historically have not differed materially from estimated inventory write downs, in the future, actual inventory write downs may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. As of January 1, 2005, December 27, 2003 and December 28, 2002, inventory write-downs amounted to approximately $677,000, $754,000 and $531,000, respectively.

Stock-Based Compensation. We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As of December 27, 2003, we had not recognized any compensation expense for stock options in our financial statements, as all options granted up to that date have an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. During fiscal year 2004, we recognized approximately $551,000 in stock-based compensation expense, and we also recorded $2.1 million in deferred compensation. However, Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur. With effect from the quarter commencing on July 2, 2005, we will be required to follow the fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, to value the stock options we grant. See “—Effect of Recent Accounting Pronouncements” below.

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

Amortization of Prepaid Catalog Costs. Prepaid catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs, for all of our direct response catalogs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual sales to the total of actual and estimated future sales on an individual catalog basis. The period of expected future benefit is calculated based on our projections of when approximately 90% of sales generated by the catalog will be made. Based on data we have collected, we historically have estimated that catalogs have a period of expected future benefit of two to four months. The period of expected future benefit of our catalogs would decrease if we were to publish new catalogs more frequently in each year, or increase if we published them less frequently. Prepaid catalog costs are evaluated for realizability at the end of each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. We account for consideration received from our vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received from such vendors were $489,000, $273,000 and $371,000 in fiscal years 2004, 2003 and 2002, respectively.

Derivative and Hedging Activities. Our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates. The objective of our foreign exchange risk management program is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on derivatives used to hedge them. We use forwards and options contracts, which qualify as cash flow hedges to manage these risks. We have comprehensive hedge documentation that defines the hedging objectives, practices, procedures, and accounting treatment. Our hedging program and derivative positions and strategy are reviewed on a regular basis by our management. In addition, we have entered into agreements that allow us to settle positive and negative positions with the same counterparty on a net basis. Derivative positions are used only to manage identified exposures. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time they are designated as well as throughout the hedge period. The effective portion of changes in the fair value of cash flow hedges is recorded in Other Comprehensive Income (OCI) and is recognized in cost of sales when the hedged item affects earnings. Cash flow hedges are discontinued when it is probable that the original forecasted transaction will not occur. We have not experienced or recorded any impact to earnings associated with hedge ineffectiveness from cash flow hedges. Derivatives used to manage financial exposures for foreign exchange risks generally mature within one year or less.

Valuation of Long-Lived Assets. Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate the net book value may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows from use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the assets and their estimated fair values. We did not record any impairment charges in fiscal years 2004, 2003 or 2002.

Results of Operations

Net Sales and Other Data. The following table sets forth information for fiscal years 2002, 2003 and 2004 about our net sales by sales channel, total net sales, gross margin, operating expenses, earnings from operations, net interest income, income taxes and net earnings both in dollars and as a percentage of net sales.

	Fiscal Year 2002	% of net sales	Fiscal Year 2003	% of net sales	Fiscal Year 2004	% of net sales
	(dollars in thousands)
Net sales:
Studio sales	$4,719	8.2%	$24,626	30.4%	$52,860	43.8%
Phone sales	23,985	41.9	25,460	31.4	25,466	21.1
Online sales	18,209	31.8	18,680	23.0	25,137	20.8
Other sales	4,143	7.2	4,618	5.7	4,967	4.1
Shipping and handling fees	6,198	10.8	7,754	9.6	12,168	10.1

Total net sales	57,254	100.0	81,138	100.0	120,598	100.0
Cost of sales	30,241	52.8	43,298	53.4	65,077	54.0

Gross margin	27,013	47.2	37,840	46.6	55,521	46.0
Selling, general and administrative expenses	24,028	42.0	33,046	40.7	45,455	37.7
Depreciation and amortization	855	1.5	2,098	2.6	3,340	2.8
Stock based compensation	—	—	—	—	551	0.5
Facility relocation costs	—	—	559	0.7	198	0.2

Earnings from operations	2,130	3.7	2,137	2.6	5,977	5.0
Interest income	74	0.1	13	0.0	178	0.1
Interest expense	—	—	(42)	(0.1)	(97)	(0.1)

Earnings before income taxes	2,204	3.8	2,108	2.6	6,058	5.0
Income tax expense (benefit)	1	0.0	(852)	(1.1)	2,314	1.9

Net earnings	$2,203	3.8%	$2,960	3.6%	$3,744	3.1%

The following table provides information for fiscal years 2002, 2003 and 2004 about the number of studios open at the end of each fiscal period, the number of catalogs circulated during each fiscal period, the number of online sessions during each fiscal period and the average order value during each fiscal period.

	Fiscal Year 2002	Fiscal Year 2003	Fiscal Year 2004
Number of studios open at end of fiscal period	7	16	33
Number of catalogs circulated	7,934,725	9,761,324	11,381,621
Number of online sessions	1,725,791	2,570,594	3,432,853
Average order value	$762	$917	$1,014

Comparison of Fiscal Year 2004 to Fiscal Year 2003

Net Sales. During fiscal year 2004, net sales increased $39.5 million, or 48.6%, to $120.6 million from $81.1 million in fiscal year 2003. Approximately $28.2 million of this increase was due to increased studio sales, which resulted primarily from our opening 18 new studios during fiscal year 2004 and the results of a full year of operations from the nine studios opened during fiscal year 2003, as well as increased demand for our products in all categories, particularly upholstery and bedroom items, driven by increased marketing efforts in other sales channels. Approximately $6.5 million of the increase in net sales was due to increased online sales, resulting primarily from the circulation of 16.6% more catalogs in fiscal year 2004 compared to fiscal year 2003 and additional marketing efforts through our website. Average order value increased 10.6% to $1,014 in fiscal year 2004 from $917 in fiscal year 2003. The balance of the increase in net sales was primarily due to increased sales generated by increased shipping and handling fees. The increase in average order value resulted primarily from the increase in studio sales as a percentage of net sales.

Cost of Sales. Cost of sales increased $21.8 million, or 50.3%, to $65.1 million in fiscal year 2004 from $43.3 million in fiscal year 2003. As a percentage of net sales, cost of sales increased to 54.0% in fiscal year 2004 from 53.4% in fiscal year 2003. The slight increase in cost of sales as a percentage of net sales in fiscal year 2004 compared to fiscal year 2003 was primarily a result of the strengthening of the euro relative to the U.S. dollar, partially offset by lower product costs due to increased volumes of merchandise that we purchased and increased sales of higher margin products. In fiscal year 2004, we generated all of our net sales in U.S. dollars, but we purchased approximately 50.9% of our product inventories from manufacturers in Europe and paid for substantially all of these products in euros. During fiscal year 2004, the value of the U.S. dollar declined approximately 8% relative to the euro, which effectively increased the cost to us of merchandise sourced from Europe. To date, we have been able to negotiate reduced prices from some of our European vendors to partially offset the impact of the decline of the U.S. dollar relative to the euro, and we have increased our prices on certain items we source from Europe. However, a continued decline in the value of the U.S. dollar relative to the euro would further increase our cost of goods sold and decrease our gross margin. The dollar increase in cost of sales in fiscal year 2004 was primarily attributable to the 48.6% increase in net sales during the same period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.5 million, or 37.6%, to $45.5 million in fiscal year 2004 from $33.0 million in fiscal year 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 37.7% in fiscal year 2004 from 40.7% in fiscal year 2003. The decrease in these expenses as a percentage of net sales resulted from spreading catalog costs, fixed fulfillment center costs and corporate overhead expenses over increased net sales across all of our sales channels, partially offset by increases in costs associated with our studios as the number of studios has increased. The dollar increase in these expenses resulted primarily from the expenses associated with opening and operating new studios and mailing additional catalogs, as well as increased handling costs as our total volume of sales increased. We opened 18 new studios during fiscal year 2004, compared to nine new studios in fiscal year 2003, and mailed 16.6% more catalogs in fiscal year 2004 than in fiscal year 2003.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $3.3 million in fiscal year 2004 from $2.1 million in fiscal year 2003. As a percentage of net sales, depreciation and amortization expenses increased to 2.8% of net sales in fiscal year 2004 from 2.6% of net sales in fiscal year 2003. These expenses increased as a result of significant increases in spending on capital assets associated with our new studio openings and improvements in our management information systems.

Stock Based Compensation. In the fiscal year 2004, we recorded approximately $551,000 in non-cash expenses associated with the issuance of (1) options to purchase 120,000 common shares with an exercise price of $4.50 per share and an estimated fair market value of $10.00 per share granted in first quarter 2004 and (2) options to purchase 366,250 common shares with an exercise price of $7.00 per share and an estimated fair market value of $11.00 per share granted in first quarter 2004. Stock based compensation was zero in fiscal year 2003.

Facility Relocation Costs. In fiscal year 2004, we incurred $198,000 in costs associated with the relocation of our fulfillment operations from Union City, California to Hebron, Kentucky and our corporate headquarters from Oakland, California to San Francisco, California compared to $559,000 associated with the relocation of our fulfillment operations in fiscal year 2003.

Interest Income. Interest income was $178,000 and $13,000 in fiscal years 2004 and 2003, respectively. Our interest income in fiscal years 2003 and 2004 was generated by interest paid on our cash and cash equivalents and investments.

Interest Expense. We incurred $97,000 of interest expense in fiscal year 2004 compared to $42,000 in fiscal year 2003 related to short-term borrowings under our bank credit facility for working capital purposes.

Income Taxes. In fiscal year 2004, we recorded a net income tax expense of $2.3 million. As of December 27, 2003, we had $29,000 of net operating loss carryforwards for federal income tax purposes and $4.3 million of net operating loss carryforwards for California state income tax purposes. We also had approximately $131,000 of California enterprise zone tax credits which may be impaired or limited in certain circumstances. We used all of our net operating loss carryforwards for federal and state income tax purposes during fiscal year 2004. To the extent not used, our tax credits will begin to expire in 2007. In addition, in fiscal year 2004, because of the uncertainty regarding their realizability in future periods, we recorded a partial valuation allowance on our deferred tax assets, consisting of net enterprise zone credit carryforwards associated with our Oakland headquarters facility.

Net Earnings. As a result of the foregoing factors, net earnings increased to $3.7 million, or 3.1% of net sales, in fiscal year 2004 from $3.0 million, or 3.6% of net sales, in fiscal year 2003. Net earnings for fiscal year 2004 included $198,000 in costs associated with the relocation of our fulfillment center and corporate headquarters and tax expense of $2.3 million. Net earnings for fiscal year 2003 included $559,000 in costs and $170,000 in accelerated depreciation expense on abandoned assets associated with the relocation of our fulfillment center and a tax benefit of $852,000 associated with the reversal of valuation allowances on certain deferred tax assets.

Comparison of Fiscal Year 2003 to Fiscal Year 2002

Net Sales. During fiscal year 2003, net sales increased $23.9 million, or 41.7%, to $81.1 million from $57.3 million in fiscal year 2002. Approximately $19.9 million of this increase was due to increased studio sales, which resulted primarily from our opening nine new studios during fiscal year 2003 and the results of a full year of operations from the six studios opened during fiscal year 2002, as well as increased demand for our products in all categories, particularly upholstery and bedroom items, driven by increased marketing efforts in other sales channels. Approximately $1.9 million of the increase in net sales was due to increased phone and online sales, resulting primarily from the circulation of 23.0% more catalogs in fiscal year 2003 compared to fiscal year 2002 and additional marketing efforts through our website. Average order value increased 20.3% to $917 in fiscal year 2003 from $762 in fiscal year 2002. The balance of the increase in net sales was primarily due to increased sales generated by our direct sales force and increased shipping and handling fees. The increase in average order value resulted primarily from the increase in studio sales as a percentage of net sales.

Cost of Sales. Cost of sales increased $13.1 million, or 43.2%, to $43.3 million in fiscal year 2003 from $30.2 million in fiscal year 2002. As a percentage of net sales, cost of sales increased to 53.4% in fiscal year 2003 from 52.8% in fiscal year 2002. The slight increase in cost of sales as a percentage of net sales in fiscal year 2003 compared to fiscal year 2002 was primarily a result of a promotion in which we offered free shipping on products purchased during the period from March 1, 2003 to March 17, 2003, and the negative impact of the strengthening of the euro relative to the U.S. dollar, partially offset by lower product costs due to increased volumes of merchandise that we purchased and increased sales of higher margin products. In fiscal year 2003, we generated all of our net sales in U.S. dollars, but we purchased approximately 52.0% of our product inventories from manufacturers in Europe and paid for substantially all of these products in euros. During fiscal year 2003, the value of the U.S. dollar declined approximately 18.7% relative to the euro, which effectively increased the cost to us of merchandise sourced from Europe. To date, we have been able to negotiate reduced prices from some of our European vendors to partially offset the impact of the decline of the U.S. dollar relative to the euro, and we have increased our prices on certain items we source from Europe. However, a continued decline in the value of the U.S. dollar relative to the euro would further increase our cost of goods sold and decrease our gross margin. The dollar increase in cost of sales in fiscal year 2003 was primarily attributable to the 41.7% increase in net sales during the same period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.0 million, or 37.5%, to $33.0 million in fiscal year 2003 from $24.0 million in fiscal year 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 40.7% in fiscal year 2003 from 42.0% in fiscal year 2002. The decrease in these expenses as a percentage of net sales resulted from spreading catalog costs, fixed fulfillment center costs and corporate overhead expenses over increased net sales across all of our sales channels, partially offset by increases in costs associated with our studios as the number of studios has increased. The dollar increase in these expenses resulted primarily from the expenses associated with opening and operating new studios and mailing additional catalogs, as well as increased handling costs as our total volume of sales increased. We opened nine new studios during fiscal year 2003, compared to six new studios in fiscal year 2002, and mailed 23.0% more catalogs in fiscal year 2003 than in fiscal year 2002.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2.1 million in fiscal year 2003 from $855,000 in fiscal year 2002. As a percentage of net sales, depreciation and amortization expenses increased to 2.6% of net sales in fiscal year 2003 from 1.5% of net sales in fiscal year 2002. These expenses increased as a result of significant increases in spending on capital assets associated with our new studio openings and improvements in our management information systems and $170,000 in accelerated depreciation expense on abandoned assets associated with the relocation of our fulfillment center operations from Union City, California to Hebron, Kentucky.

Facility Relocation Costs. In fiscal year 2003, we incurred $559,000 in costs associated with the relocation of our fulfillment operations from Union City, California to Hebron, Kentucky. We did not incur any relocation costs in fiscal year 2002.

Interest Income. Interest income was $13,000 and $74,000 in fiscal years 2003 and 2002, respectively. Our interest income in each of fiscal years 2002 and 2003 was generated by interest paid on our cash and cash equivalents.

Interest Expense. We incurred $42,000 of interest expense in fiscal year 2003 related to short-term borrowings under our bank credit facility for working capital purposes and for capital expenditures associated with new studios. We did not have any interest expense in fiscal year 2002.

Income Taxes. In fiscal year 2003, we recorded a net income tax benefit of $852,000 principally as a result of the reversal of a valuation allowance on our California state and federal net operating loss carryforwards. As of December 27, 2003, we had $29,000 of net operating loss carryforwards for federal income tax purposes and $4.3 million of net operating loss carryforwards for California state income tax purposes. We also had approximately $131,000 of California enterprise zone tax credits which may be impaired or limited in certain circumstances. We used all of our net operating loss carryforwards for federal income tax purposes during the first quarter of fiscal year 2004. We used all of our net operating loss carryforwards for California state income tax purposes by the end of fiscal year 2004. To the extent not used, our tax credits will begin to expire in 2007. In addition, in fiscal year 2003, because of the uncertainty regarding their realizability in future periods, we recorded a partial valuation allowance on our deferred tax assets, consisting of net enterprise zone credit carryforwards associated with our Oakland headquarters facility.

Net Earnings. As a result of the foregoing factors, net earnings increased to $3.0 million, or 3.6% of net sales, in fiscal year 2003 from $2.2 million, or 3.8% of net sales, in fiscal year 2002. Net earnings for fiscal year 2003 included $559,000 in costs and $170,000 in accelerated depreciation expense on abandoned assets associated with the relocation of our fulfillment center and a tax benefit of $852,000 associated with the reversal of valuation allowances on certain deferred tax assets.

Liquidity and Capital Resources

On July 6, 2004, we completed our initial public offering of 4,715,000 shares of common stock at $12.00 per share. Of these shares 3,000,000 were sold by us and 1,715,000 were sold by selling stockholders. We raised net proceeds of $31.8 million in our initial public offering, net of underwriting discounts and offering expenses. Prior to completion of the initial public offering, we had funded our operations primarily through cash flows from operations, private placements of equity securities and short-term borrowings under our bank credit facility. The $1.1 million outstanding under our bank credit facility as of January 1, 2005 represents outstanding checks in excess of the cash balances in our bank accounts with Wells Fargo HSBC Trade Bank, N.A.

Discussion of Cash Flows

In fiscal year 2004, cash and cash equivalents increased by approximately $21.1 million to approximately $21.1 million from approximately $44,000 at December 27, 2003. The primary contributors to the increase in cash and cash equivalents during this period were our initial public offering in July 2004, in which we raised net proceeds of $31.8 million, and an increase in cash provided by operating activities of $8.6 million primarily due to growth in earnings achieved by our business, offset by $18.5 million net cash used in investing activities principally related to our opening 18 studios and the purchase of $5.6 million in investments in available-for-sale securities during fiscal year 2004. For the fiscal year ended December 27, 2003, cash and cash equivalents decreased by $4.5 million to $44,000 at the end of fiscal year 2003 from $4.6 million at the end of fiscal year 2002. The primary contributors to the decrease in cash and cash equivalents during fiscal year 2003 were the use of $7.4 million of cash for purchases of property and equipment and the use of $1.9 million of cash to repurchase a portion of the outstanding shares of our Series B preferred stock, net of the issuance of additional shares of our Series B preferred stock, offset by $1.4 million of cash provided by operating activities.

Net cash provided by operating activities was $8.6 million for fiscal year 2004, compared to $1.4 million for fiscal year 2003. Net cash provided by operating activities increased during fiscal year 2004, compared to fiscal year 2003 primarily because of the growth in earnings achieved by our business and because we invested less cash in working capital in fiscal year 2004 compared to fiscal year 2003. Net cash provided by operating activities was $1.4 million for fiscal year 2003 and $3.2 million for fiscal year 2002. Net cash provided by operating activities decreased in fiscal year 2003 compared to fiscal year 2002 primarily because of expenditures associated with opening nine new studios, including the maintenance of increased inventory levels to support additional sales from the new studios, partially offset by growth in net sales and gross margin.

Net cash used in investing activities was $18.5 million for fiscal year 2004, compared to $7.4 million for fiscal year 2003. Net cash used in investing activities increased during fiscal year 2004 compared to fiscal year 2003 primarily because we opened 18 studios during fiscal year 2004 and we opened nine studios during fiscal year 2003. We also made $5.6 million in investments in available-for-sale securities during fiscal year 2004. Net cash used in investing activities was $7.4 million for fiscal year 2003 and $3.4 million for fiscal year 2002. Net cash used in investing activities for fiscal years 2003 and 2002 was primarily attributable to expenditures for property and equipment for our studios and the implementation of new information technology systems.

In fiscal years 2005 and 2006, we anticipate that our investment in property and equipment will increase to between approximately $14 million and $15 million in each year, from $12.9 million in fiscal year 2004 and $7.4 million in fiscal year 2003. This increase is a result of our planned opening of 18 to 20 new studios in each of fiscal years 2005 and 2006, the cost of which we expect to be between approximately $11 million and $12 million in each such fiscal year. Investment in property and equipment for fiscal year 2004 was $12.9 million, driven by $8.5 million related to the opening of 18 new studios, as well as our investment of approximately $4.1 million in additional information systems and technology. We plan to finance these investments in fiscal years 2005 and 2006 from cash flows from operations and the proceeds from our initial public offering.

Net cash provided by financing activities was $31.0 million for fiscal year 2004, compared to $1.5 million for fiscal year 2003. This increase was due primarily to our initial public offering that closed on July 6, 2004. The net cash provided by financing activities during fiscal year 2003 represents increases in borrowing on our line of credit, partially offset by cash used to repurchase and retire approximately 554,000 shares of Series B Preferred Stock. Net cash provided by financing activities was $1.5 million for fiscal year 2003 and $113,000 for fiscal year 2002. Net cash provided by financing activities during fiscal year 2002 resulted primarily from cash provided from exercises of employee stock options.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with maturities of 90 days or less at the time of purchase.

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity as of January 1, 2005 consisted of: (1) $21.1 million in cash and cash equivalents; (2) $5.6 million in investments; (3) our bank credit facility, consisting of a $9.0 million operating line of credit, of which nothing had been drawn down and $759,000 had been used for outstanding letters of credit as of January 1, 2005; and (4) cash we expect to generate from operations during this fiscal year. The amount available for borrowings under the bank facility as of January 1, 2005 was $6.8 million. The $1.1 million bank credit facility as of January 1, 2005 represents outstanding checks in excess of the cash balances in our bank accounts with Wells Fargo HSBC Trade Bank, N.A.

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

In fiscal years 2005 and 2006, we anticipate that our investment in property and equipment will increase to between approximately $14 million and $15 million in each year, from $12.9 million in fiscal year 2004 and $7.4 million in fiscal year 2003. This increase is a result of our planned opening of 18 to 20 new studios in each of fiscal years 2005 and 2006, the cost of which we expect to be between approximately $11 million and $12 million in each such fiscal year. Investment in property and equipment for fiscal year 2004 was $12.9 million, driven by $8.5 million related to the opening of 18 new studios, as well as our investment of approximately $4.1 million in additional information systems and technology. We plan to finance these investments in fiscal years 2005 and 2006 from cash flows from operations and the proceeds of our initial public offering.

Contractual Obligations

The following table summarizes our future contractual obligations as of January 1, 2005:

	Payment due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$63,093	$7,881	$17,001	$15,591	$22,620
Capital lease obligation	273	131	142	—	—

Total	$63,366	$8,012	$17,143	$15,591	$22,620

(1)	Operating lease obligations consist of office, studio and fulfillment center lease obligations. Capital lease obligation consists of an obligation for the lease of certain equipment.

In addition, our credit agreement with Wells Fargo HSBC Trade Bank, N.A., which we amended in June 2004, provides for a $9.0 million operating line of credit. The $9.0 million operating line of credit is subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time to provide working capital and expires on July 31, 2005. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate plus 0.25%. Amounts borrowed under our credit agreement are secured by our accounts receivable, inventory and equipment. The credit agreement also sets forth a number of affirmative and negative covenants to which we must adhere, including financial covenants that require us to achieve positive net earnings in each quarter and limitations on capital expenditures. We are currently in compliance with all financial covenants under our credit agreement. We have borrowed funds under these lines of credit from time to time and periodically have repaid such borrowings with available cash. As of January 1, 2005, no borrowings were outstanding under this facility.

Related Party Transactions

For a description of our related party transactions, see Note 13 to our financial statements.

Off-Balance Sheet Arrangements

Through January 1, 2005, we did not have any relationships with entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-based Payment (“SFAS 123R”). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. We will adopt the provisions of SFAS 123R during our 2005 fiscal year. The adoption of SFAS 123R is expected to have a material impact on our results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs (“SFAS 151”). SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. The standard is effective for fiscal years beginning after June 15, 2005. We believe the adoption of SFAS 151 will not have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

All of our sales and a portion of our expenses are denominated in U.S. dollars, and our assets and liabilities together with our cash holdings are predominantly denominated in U.S. dollars. However, in fiscal year 2004 we obtained approximately 50.9% of our product inventories from manufacturers in Europe, and these transactions typically were denominated in currencies other than the U.S. dollar, principally the euro. During fiscal year 2004, the value of the U.S. dollar declined approximately 8% relative to the euro, which effectively increased the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. To mitigate our exchange rate risk relating to the euro, we typically purchase foreign currency forward contracts with maturities of less than 12 months relating to invoices for supplies of merchandise after the payable amount and due date of the invoice are known. We account for these contracts by adjusting the carrying amount of the contract to market and recognizing any corresponding gain or loss in selling, general and administrative expenses in each reporting period. Based on our euro-denominated purchases during fiscal year 2004, a hypothetical additional 10% weakening in the value of the dollar relative to the euro would have increased our cost of sales in fiscal year 2004 by approximately $1.9 million, and would have decreased both our net earnings and cash flows for that year by a corresponding amount. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. In addition to the direct effect of changes in exchange rates on cost of goods, changes in exchange rates also affect the volume of purchases or the foreign currency purchase price as vendors’ prices become more or less attractive. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

Starting in the third quarter of fiscal year 2004, we adopted a program to hedge the potential foreign currency risk relating to the amount of our forecasted monthly euro purchases, on a rolling twelve-month basis. The objective of our foreign exchange risk management program is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on derivatives used to hedge them. We have comprehensive hedge documentation that defines the hedging objectives, practices, procedures, and accounting treatment. Our hedging program and our derivative positions and strategy are reviewed on a regular basis by our management. In addition, we have entered into agreements that allow us to settle positive and negative positions with the same counterparty on a net basis. Derivative positions are used only to manage identified exposures.

We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Item 8. Financial Statements and Supplementary Data

See the list of financial statements filed with this report under Item 15 below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the completion of its audit of, and the issuance of an unqualified report on, our financial statements for the year ended January 1, 2005, Grant Thornton LLP identified deficiencies in the design or operation of our internal controls that it considers to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In its letter to the Audit Committee, Grant Thornton LLP identified the following two material weaknesses:

(1) During the course of its audit, Grant Thornton LLP identified that we had not correctly recorded inventory in transit from our European vendors, when the terms were FOB shipping point. As a consequence, we restated our balance sheet for the fiscal year ended December 31, 2003 to reflect an increase in inventories and a corresponding liability in the amount of $1.7 million. Grant Thornton LLP noted that in accordance with professional standards this restatement indicates the existence of a material weakness in our internal controls over financial reporting.

(2) During the course of its audit, Grant Thornton identified numerous informal or undocumented internal control procedures, as well as instances of inadequate segregation of duties. We also recorded a number of closing and adjusting journal entries during the course of the audit. Grant Thornton LLP stated that the volume of these findings and adjustments constitutes significant deficiencies that aggregate to form a material weakness over financial reporting.

Grant Thornton LLP recommended that we take the following actions to address these items:

(A) Consider allocating additional resources to our accounting and finance department to strengthen our SEC reporting and accounting.

(B) Use cross-training to delegate certain responsibilities to other individuals already employed by our company, and to help further delegate responsibilities to lower-level accounting staff-members.

(C) Have the individuals involved in financial reporting obtain additional training in connection with their duties so that they can keep current with U.S. generally accepted accounting principles and the new regulatory reporting standards and requirements.

Grant Thornton LLP stated in their letter that they understood the formalization and documentation of our internal controls over financial reporting will be undertaken in the fiscal year ending December 31, 2005 as part of our Sarbanes-Oxley Section 404 certification process.

Grant Thornton LLP has discussed the areas of weakness described above with the Audit Committee. The Audit Committee is taking an active role in responding to the deficiencies identified by Grant Thornton LLP, including overseeing management’s implementation of the remedial measures described below.

We intend to address the matters identified by Grant Thornton LLP as a general matter by undertaking to formalize and document internal control procedures as appropriate, hire additional accounting staff, and have our financial and accounting personnel obtain additional training in public company reporting matters. Our response to the specific matters identified by Grant Thornton LLP is as follows. With respect to the balance sheet restatement, once the matter was identified by Grant Thornton LLP the restatement was effected, and in-transit inventory is now accurately reflected in our financial statements.

With respect to documentation of our internal control procedures, we are developing a plan defining the scope of work necessary to appropriately document our internal control procedures as part of our Sarbanes-Oxley Section 404 certification process. We then plan to have documentation in place by June 2005, with testing of our procedures to begin with respect to the fiscal quarter ending July 2, 2005. As a non-accelerated filer, we are required to be Section 404 compliant by December 31, 2005.

With respect to inadequate segregation of duties, we have reviewed with Grant Thornton LLP their principal areas of concern. In November 2004, we hired a financial reporting analyst, whose responsibilities include reviewing monthly financial statements with senior management. We plan to continue to address this matter by hiring additional employees with finance, accounting or tax expertise, which will allow us to reassign responsibilities among other accounting personnel. Specifically, we intend to hire a new tax compliance employee during the first half of fiscal year 2005.

With respect to the closing and adjusting journal entries, we presented our financial statements for the year ended January 1, 2005 to Grant Thornton LLP prior to our having completed all appropriate closing journal entries. As such, these entries were made in conjunction with the audit process. We intend to address this matter through additional personnel and training in public reporting matters.

As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures as of January 1, 2005. Based on the foregoing and the advice of Grant Thornton LLP, our independent registered accounting firm, our Chief Executive Officer and Chief Financial Officer determined that the deficiencies identified by Grant Thornton LLP could cause our disclosure controls and procedures to be not fully effective at a reasonable assurance level.

Our Chief Executive Officer and Chief Financial Officer did not note any other material weakness or significant deficiencies in our disclosure controls and procedures during their evaluation. We continue to improve and refine our internal controls. This process is ongoing, and will continue during the fiscal year ending December 31, 2005 as part of our Section 404 certification process.

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year end January 1, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, we believe the measures we currently are implementing to improve our internal controls are reasonably likely to have a material impact on our internal controls over financial reporting in future periods.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2005, and is incorporated in this report by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report.

1. The following financial statements of Design Within Reach, Inc. and Report of Grant Thornton LLP, Independent Registered Public Accounting Firm, are included in this report:

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (c) below.

(b) Reports on Form 8-K. The following current reports were filed on Form 8-K for the quarter ended January 1, 2005:

Current report on Form 8-K filed on October 28, 2004.

Current report on Form 8-K filed on October 22, 2004.

Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Title

3.01(1)	Amended and Restated Certificate of Incorporation

3.02(3)	Amended and Restated Bylaws

4.01(2)	Form of Specimen Common Stock Certificate

4.03(1)	Investors’ Rights Agreement, dated May 12, 2000, by and among Design Within Reach, Inc. and the investors named therein

4.04(1)	Amendment to Investors’ Rights Agreement, dated May 8, 2003, by and among Design Within Reach, Inc. and the investors named therein

10.01(1)	Form of Indemnification Agreement entered into by Design Within Reach, Inc. and its directors and executive officers

10.02(1)	Sublease Agreement, dated October 23, 2003, by and between National Broadcasting Company, Inc. and Design Within Reach, Inc.

10.03(1)	Lease Agreement, dated October 2, 2003, by and between Dugan Financing LLC and Design Within Reach, Inc.

10.04(1)	Design Within Reach, Inc. 1999 Stock Plan, amended as of October 29, 2003

Exhibit Number	Exhibit Title

10.05(2)	Design Within Reach, Inc. 2004 Equity Incentive Award Plan

10.06(1)	Design Within Reach, Inc. Employee Stock Purchase Plan

10.07(1)	Credit Agreement, dated as of July 10, 2002, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.08(1)	First Amendment to Credit Agreement, dated as of July 30, 2003, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.09(1)	Second Amendment to Credit Agreement, dated as of November 18, 2003, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.10(1)	Private Label Credit Card Program Agreement, dated as of November 13, 2003, between World Financial Network National Bank and Design Within Reach, Inc.

10.11(1)	Offer of Employment Letter dated February 22, 2000 between Design Within Reach, Inc. and Wayne Badovinus

10.12(1)	Offer of Employment Letter dated February 22, 2000 between Design Within Reach, Inc. and David Barnard

10.13(2)	Letter Agreement, dated February 9, 2004, by and between Design Within Reach, Inc. and JH Partners, LLC, formerly known as Jesse.Hansen&Co.

10.14(4)	Third Amendment to Credit Agreement, dated as of June 3, 2004, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.15	Offer of Employment Letter dated June 1, 2004 between Design Within Reach, Inc. and Tara Poseley

10.16	Form of Option Agreement under Design Within Reach, Inc. 2004 Equity Incentive Award Plan

31.01	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.02	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.
(2)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 1 to Registration Statement on Form S-1 (No. 333-113903) filed on May 17, 2004, as amended.
(3)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.
(4)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 3 to Registration Statement on Form S-1 (No. 333-113903) filed on June 10, 2004, as amended.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

DESIGN WITHIN REACH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Design Within Reach, Inc.

We have audited the accompanying balance sheets of Design Within Reach, Inc. as of January 1, 2005 and December 27, 2003, and the related statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Design Within Reach, Inc. as of January 1, 2005 and December 27, 2003, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America.

The financial statements for fiscal 2003 and 2002 have been restated as discussed in Note 1 to the financial statements.

/s/    Grant Thornton LLP

San Francisco, CA

February 11, 2005

Design Within Reach, Inc.

Balance Sheets

(amounts in thousands, except per share data)

	December 27, 2003	January 1, 2005
	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$44	$21,141
Investments	—	3,544
Inventory on hand	11,032	13,815
Inventory-in-transit	2,072	7,049
Accounts receivable (less allowance for doubtful accounts of $96 and $36)	620	1,344
Prepaid catalog costs	614	1,862
Deferred income taxes, net of valuation allowance	1,022	1,512
Other current assets	680	2,352

Total current assets	16,084	52,619

Property and equipment, net	9,018	18,572
Investments, non-current	—	2,016
Deferred income taxes	309	887
Other non-current assets	111	526

Total assets	$25,522	$74,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,531	$14,317
Accrued expenses	2,714	4,668
Deferred revenue	687	2,014
Customer deposits and other liabilities	1,091	1,573
Bank credit facility	3,325	1,053
Capital lease obligation, current portion	90	112

Total current liabilities	14,438	23,737

Deferred rent and lease incentives	587	1,874
Capital lease obligation	260	140
Deferred income tax liabilities	399	867

Total liabilities	15,684	26,618

Stockholders’ equity
Preferred stock Series A—$1.00 par value; authorized 2,040 shares; issued and outstanding, 2,040 shares in 2003	2,040	—
Preferred stock Series B—$1.00 par value; authorized 6,000 shares; issued and outstanding, 3,359 shares in 2003	10,044	—
Common stock—no par value; authorized 13,000 shares; issued and outstanding, 3,322 shares in 2003	240	—
Common stock—$0.001 par value; authorized 30,000 shares; issued and outstanding, 12,869 shares in 2004	—	13
Additional paid-in capital	—	47,823
Deferred compensation	—	(1,574)
Accumulated other comprehensive income	—	482
Accumulated earnings (deficit)	(2,486)	1,258

Total stockholders’ equity	9,838	48,002

Total liabilities and stockholders’ equity	$25,522	$74,620

Design Within Reach, Inc.

Statements of Earnings

(amounts in thousands, except per share data)

	Fiscal Year Ended
	December 28, 2002	December 27, 2003	January 1, 2005
Net sales	$57,254	$81,138	$120,598
Cost of sales	30,241	43,298	65,077

Gross margin	27,013	37,840	55,521

Selling, general and administrative expenses	24,028	33,046	45,455
Depreciation and amortization	855	2,098	3,340
Stock based compensation	—	—	551
Facility relocation costs	—	559	198

Earnings from operations	2,130	2,137	5,977

Interest income (expense)
Interest income	74	13	178
Interest expense	—	(42)	(97)

Earnings before income taxes	2,204	2,108	6,058

Income tax expense (benefit)	1	(852)	2,314

Net earnings	2,203	2,960	3,744

Deemed preferred stock dividends	—	(1,765)	—

Net earnings available to common stockholders	$2,203	$1,195	$3,744

Net earnings per share
Basic	$0.75	$0.37	$0.46
Diluted	$0.21	$0.11	$0.29

Weighted average shares used in calculation of net earnings per share:
Basic	2,951	3,261	8,177
Diluted	10,663	11,294	13,128

Design Within Reach, Inc.

Statements of Stockholders’ Equity

Fiscal Years Ended December 28, 2002, December 27, 2003 and January 1, 2005

(amounts in thousands)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Deferred Stock based Compensation	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance—December 29, 2001	2,040	$2,040	3,913	$10,192	2,870	$88	$—	$—	$—	$(5,884)	$6,436
Issuance of common stock pursuant to employee stock option plan	—	—	—	—	349	113	—	—	—	—	113
Net earnings	—	—	—	—	—	—	—	—	—	2,203	2,203

Balance—December 28, 2002	2,040	2,040	3,913	10,192	3,219	201	—	—	—	(3,681)	8,752
Issuance of common stock pursuant to employee stock option plan	—	—	—	—	103	39	—	—	—	—	39
Repurchase of Series B preferred stock	—	—	(1,961)	(5,000)	—	—	—	—	—	(1,765)	(6,765)
Issuance of Series B preferred stock	—	—	1,407	4,852	—	—	—	—	—	—	4,852
Net earnings	—	—	—	—	—	—	—	—	—	2,960	2,960

Balance—December 27, 2003	2,040	2,040	3,359	10,044	3,322	240	—	—	—	(2,486)	9,838
Issuance of common stock pursuant to 1999 employee stock option plan pre reincorporation	—	—	—	—	106	67	—	—	—	—	67
Issuance of common stock, net of offering expenses					3,000	3	31,827				31,830
Issuance of preferred and common stock upon warrant exercise			238	394	700	1	1,050				1,445
Conversion of preferred stock to common stock	(2,040)	(2,040)	(3,597)	(10,438)	5,637	6	12,472				—
Deferred compensation on issuance of stock options	—	—	—	—	—	—	2,125	(2,125)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	551	—	—	551
Reclassification upon reincorporation	—	—	—	—	—	(304)	304	—	—	—	—
Issuance of common stock pursuant to 1999 employee stock option plan post reincorporation					104	—	45				45
Comprehensive income (loss)
Net earnings										3,744	3,744
Unrealized gain (loss) on derivatives									493		493
Unrealized gain (loss) available-for-sale securities									(11)		(11)

Comprehensive income (loss)											4,225

Balance—January 1, 2005	—	$—	—	$—	12,869	$13	$47,823	$(1,574)	$482	$1,258	$48,002

Design Within Reach, Inc.

Statements of Cash Flows

(amounts in thousands)

	Fiscal Year Ended
	December 28, 2002	December 27, 2003	January 1, 2005
	(Restated)	(Restated)
Cash flows from operating activities
Net earnings	$2,203	$2,960	$3,744
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	855	2,098	3,340
Amortization of deferred compensation		—	551
Change in assets and liabilities:
Accounts receivable	(376)	441	(724)
Inventory on hand	(2,926)	(4,790)	(2,783)
Inventory-in-transit	(135)	(269)	(4,977)
Prepaid catalog costs	24	(48)	(1,248)
Deferred income taxes, net of valuation allowance	—	(1,331)	(1,061)
Other current assets	30	(326)	(870)
Other non-current assets	(47)	271	(415)
Accounts payable	856	2,056	7,786
Accrued expenses	1,662	(305)	1,954
Deferred revenue	512	(261)	1,327
Customer deposits and other liabilities	389	31	482
Deferred rent and lease incentives	124	463	1,287
Deferred income tax liabilities	—	399	159

Net cash provided by operating activities	3,171	1,389	8,552

Cash flows from investing activities
Purchases of property and equipment	(3,417)	(7,383)	(12,894)
Purchases of investments	—	—	(5,578)

Net cash used in investing activities	(3,417)	(7,383)	(18,472)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to employee stock option plan	113	39	112
Proceeds from warrant exercises	—	—	1,445
Repurchase of Series B preferred stock	—	(6,765)	—
Proceeds from issuance of Series B preferred stock	—	4,852	—
Proceeds from issuance of common stock, net of expenses	—	—	31,830
Net borrowing (paydown) on bank credit facility	—	3,325	(2,272)
Repayments of long term obligations	—	—	(98)

Net cash provided by financing activities	113	1,451	31,017

Net increase (decrease) in cash and cash equivalents	(133)	(4,543)	21,097
Cash and cash equivalents at beginning of the period	4,720	4,587	44

Cash and cash equivalents at end of the period	$4,587	$44	$21,141

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$—	$—	$2,077
Interest	$—	$42	$103
Supplemental disclosure of non-cash investing and financing activities
Capital lease obligation incurred	$—	$350	$—
Change in fair value of derivatives	$—	$—	$802

Design Within Reach, Inc.

Notes to Financial Statements

(amounts in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies

Design Within Reach, Inc. (the “Company”) was incorporated in California in November 1998. The Company is an integrated multi-channel provider of distinctive modern design furnishings and accessories. The Company markets and sells its products to both residential and commercial customers through four sales channels consisting of its catalog, studios, website and direct sales force. The Company sells its products directly to customers throughout the United States.

The Company operates on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. The Company’s 2002 fiscal year ended on December 28, 2002, its 2003 fiscal year ended on December 27, 2003 and its 2004 fiscal year ended on January 1, 2005. Each of fiscal years 2002 and 2003 consisted of 52 weeks and fiscal year 2004 consisted of 53 weeks.

Segment Reporting

The Company’s business is conducted in a single operating segment. The Company’s chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company’s entire operations for purposes of making operating decisions and assessing performance.

Vendor Concentration

During the year ended January 1, 2005, sales of products supplied by one vendor constituted approximately 9.1% of net sales, while sales of products supplied by the Company’s top five vendors constituted approximately 30.1% of net sales.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consisted of the following at the end of fiscal years 2003 and 2004:

	Fiscal Year
	2003	2004
Cash and time deposits	$33	$1,075
Short-term securities	11	20,066

Total	$44	$21,141

Short-term securities (generally money market funds deposited with major financial institutions or investment grade auction rate securities) are stated at cost plus accrued interest, which approximates market value.

The Company, from time to time, maintains cash balances at financial institutions that are in excess of the amounts insured by the Federal Deposit Insurance Corporation up to $100. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

(amounts in thousands, except per share data)

Accounts Receivable

The majority of the Company’s accounts receivable consist of amounts due from major credit card companies that are collected within five days after the customer’s credit card is charged and receivables due from commercial customers due within 30 days of the invoice date. The Company estimates its allowance for uncollectible receivables by considering a number of factors, including the length of time accounts receivable are past due and the Company’s previous loss history.

Inventory On Hand

Inventory consists primarily of finished goods purchased from third-party manufacturers and is carried at the lower of cost (first-in, first-out) or market. As of December 27, 2003 and January 1, 2005, the Company had inventory of $11,032 and $13,815, respectively, net of write-downs of $754 and $677, respectively.

Inventory-in-Transit Restatement

In 2004, the Company determined that it had not correctly recorded inventory-in-transit from its European vendors in the Company’s inventory in prior periods. To correct this, the balance sheet as of December 27, 2003 has been restated to reflect an increase of $1,679 in inventory-in-transit and the related payable. The quarterly balance sheets as of March 27, 2004, June 26, 2004 and September 25, 2004 have been restated to reflect increases of $2,367, $3,614 and $2,353 in inventory-in-transit and the related payables, respectively. The restatement had no impact on previously reported net sales, earnings, earnings per share, stockholders’ equity, or cash flows.

Inventory-in-transit consists primarily of finished goods purchased from third-party manufacturers and represents those goods that are in-transit from certain vendors, when terms are FOB shipping, to the Company. Inventory-in-transit also includes those goods that are in-transit from the Company to its customers. As of December 27, 2003 and January 1, 2005, the Company had total inventory-in-transit of $2,072 and $7,049, respectively. See footnote 3 for inventory-in-transit detail.

Estimated Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and current portion of debt approximates their estimated fair values due to the short maturities of these instruments. The carrying value of long-term debt approximates its fair value based on current rates available to the Company for similar debt.

Derivative and Hedging Activities

The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, for derivative instruments and requires that all derivatives be recorded at fair value on its balance sheet, including embedded derivatives.

The Company’s operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates. The objective of the Company’s foreign exchange risk management program is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on derivatives used to hedge them. The Company uses forwards and options contracts, which qualify as cash flow hedges, to manage its exposure to foreign currency exchange risks.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

(amounts in thousands, except per share data)

The Company has comprehensive hedge documentation that defines the hedging objectives, practices, procedures, and accounting treatment. The Company’s hedging program and derivative positions and strategy are reviewed on a regular basis by its management. In addition, the Company has entered into agreements that allow us to settle positive and negative positions with the same counterparty on a net basis.

Derivative positions are used only to manage identified exposures. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time they are designated as well as throughout the hedge period. All of the Company’s derivatives qualify for hedge accounting under SFAS No. 133. With respect to any derivative that is deemed ineffective, the ineffective portion is reported through earnings. The effective portion of changes in the fair value of cash flow hedges is recorded in Other Comprehensive Income (OCI) and is recognized in cost of sales when the hedged item affects earnings. We did not have any ineffectiveness during the periods reported.

Derivatives used to manage financial exposures for foreign exchange risks generally mature within one year or less. Cash flow hedges are discontinued when it is probable that the original forecasted transaction will not occur.

Property and Equipment

Property and equipment are stated at cost and depreciated using a straight-line method over the assets’ estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

Computer equipment and software	3-5 years
Office furniture and equipment	3 years
Leasehold improvements	10 years or life of lease, whichever is shorter

Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, a loss is recognized equal to the difference between the carrying value and the fair value of the assets. Decisions to close a studio or facility also can result in accelerated depreciation over the revised useful life. When the Company closes a location that is under a long-term lease, the Company records a charge for the fair value of the liability associated with that lease at the cease-use date. The fair value of such liability is calculated based on the remaining lease rental payments due under the lease, reduced by estimated rental payments that could be reasonably obtained by the Company for subleasing the property to a third party. The estimate of future cash flows is based on the Company’s experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by factors such as future studio profitability, real estate demand and economic conditions that can be difficult to predict.

Revenue Recognition

The Company recognizes sales and the related cost of sales at the time the products are estimated to have been received by customers. The Company’s customers may return ordered items for an exchange or refund. The Company provides an allowance based on projected product returns, taking into consideration historical experience and other factors. The returns allowance is recorded as a reduction to net sales for the estimated retail

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

(amounts in thousands, except per share data)

value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount. Shipping and handling fees charged to the customer are recognized at the time the products are estimated to have been received by the customer and are included in net sales. Costs of shipping products to customers are recognized at the time the products are estimated to have been received by the customers and are included in cost of sales.

Sales of products typically are covered by warranties provided by the manufacturer of the product sold, therefore the Company has not recorded any warranty expense or liability.

Income Taxes

Income taxes are computed using the asset and liability method under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws currently in effect. The Company records an estimated valuation allowance on its deferred income tax assets if it is more likely than not that these deferred income tax assets will not be realized.

Prepaid Catalog Costs

Prepaid catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs, for all of the Company’s direct response catalogs. Such costs are capitalized and are amortized over their expected period of future benefit. Each catalog is generally fully amortized within two to four months of its initial mailing depending on circulation plans. At December 27, 2003 and January 1, 2005, the Company had prepaid catalog costs of $614 and $1,862, respectively. Other advertising costs are expensed as incurred. Prepaid catalog costs are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. Advertising expenses, including amortized catalog costs, were $8,583, $10,336 and $10,813 in 2002, 2003 and 2004, respectively. The Company accounts for consideration received from its vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received by the Company were $371, $273 and $489 in fiscal years 2002, 2003 and 2004, respectively.

Deferred Rent and Lease Incentives

Several of the Company’s operating leases contain free rent periods and many contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes rental expense on a straight-line basis over the minimum lease term and records the difference between the amounts charged to expense and the rent paid as deferred rent.

Construction Allowance

As part of many of the Company’s lease agreements, the Company receives construction allowances from landlords for tenant improvements. The construction allowances are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. Construction allowances of $3, $335 and $305 were granted in 2002, 2003 and 2004, respectively, with the unamortized balance included in deferred rent and lease incentives.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

(amounts in thousands, except per share data)

Studio Pre-Opening Costs

Studio pre-opening costs are expensed as they are incurred.

Stock-Based Compensation

The Company accounts for stock based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Statement No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” and related interpretations. Stock based compensation costs of $551 are reflected in net earnings for year ended January 1, 2005. No stock-based compensation cost is reflected in net earnings for the two years ending December 27, 2003, as all options granted under the Company’s stock plans had exercise prices equal to the estimated fair value of the underlying common stock on the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Fiscal Year
	2002	2003	2004
Net earnings—as reported	$2,203	$2,960	$3,744
Add: Total stock-based employee compensation expense included in reported net earnings (net of tax)	—	—	339
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards (net of tax)	(68)	(88)	(686)

Pro forma net earnings	2,135	2,872	3,397
Deemed preferred stock dividend	—	(1,765)	—

Pro forma net earnings available to common stockholders	$2,135	$1,107	$3,397

Basic earnings per share—as reported	$0.75	$0.37	$0.46
Diluted earnings per share—as reported	$0.21	$0.11	$0.29
Basic earnings per share—pro forma	$0.72	$0.34	$0.42
Diluted earnings per share—pro forma	$0.20	$0.10	$0.26

The fair value of option grants has been determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year
	2002	2003	2004
Risk-free interest rate	3.0%	4.0%	4.0%
Expected volatility	0%	0%	37%
Expected life (in years)	10	10	5
Dividend yield	—	—	—

Earnings per Share

Basic earnings per share is calculated by dividing the Company’s net earnings available to the Company’s common stockholders for the year by the number of weighted average common shares outstanding for the year.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

(amounts in thousands, except per share data)

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

The following table summarizes the incremental shares from potentially dilutive securities, calculated using the treasury stock method at the end of each fiscal period:

	Fiscal Year
	2002	2003	2004
Shares used to compute basic earnings per share	2,951	3,261	8,177
Add: Effect of dilutive securities
Preferred stock Series A	2,040	2,040	1,012
Preferred stock Series B	3,913	3,575	1,666
Effect of dilutive options	798	1,457	1,797
Warrants	961	961	476

Shares used to compute diluted earning per share	10,663	11,294	13,128

The Company has no anti-dilutive common share equivalents to be excluded from the calculation of diluted earnings per share.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The Company’s significant accounting estimates include estimates of market value used in calculating the value of inventory on a lower of cost or market basis, estimates of market value used in calculating the value of stock-based compensation, estimates of expected future cash flows used in the review for impairment of long-lived assets, estimates of the Company’s ability to realize its deferred tax assets which are also used to establish whether valuation allowances are needed on those assets, and estimates of returns used to calculate sales return reserves. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

Reclassifications

Certain items in the fiscal year 2003 and fiscal year 2002 financial statements have been reclassified to conform to the fiscal year 2004 presentation.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, foreign currency forward contracts and accounts receivable. Cash and cash equivalents are

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

(amounts in thousands, except per share data)

deposited with high credit quality financial institutions. The majority of the Company’s accounts receivable consist of receivables due from major credit card companies that are collected within five days after the customer’s credit card is charged and receivables due from commercial customers due within 30 days of the invoice date.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-based Payment (“SFAS 123R”). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation amount calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The Company will adopt the provisions of SFAS 123R during its 2005 fiscal year. The adoption of SFAS 123R is expected to have a material impact on the Company’s results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs (“SFAS 151”). SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS 151 will not have a material impact on its financial statements.

Note 2—Investments

The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company invests its excess cash in high quality financial instruments. Those with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and short-term investments are classified as available for sale and are recorded at fair market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in Accumulated Other Comprehensive Income (“OCI”). Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sale securities are included in earnings.

Long term investments include debt instruments with maturities of one to five years. Debt securities are classified as available for sale and are recorded at fair market using the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments) are reflected in OCI. The following table presents the Company’s available for sale securities as of January 1, 2005:

	Amortized Cost	Unrealized		Book/Fair Value
		Gains	Losses
Tax free auction rate securities	$2,504	$—	$1	$2,503
Municipal bonds	3,074	—	17	3,057

Total	$5,578	—	$18	$5,560

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

(amounts in thousands, except per share data)

The Company had no investments as of December 27, 2003. There were no sales or dispositions of available-for-sale securities during fiscal year 2004 and therefore no realized gains or losses.

Note 3—Inventory-in-transit

Inventory-in-transit consists primarily of finished goods purchased from third-party manufacturers and represents those goods that are in-transit from certain vendors to the Company. Inventory-in-transit also includes those goods where title has passed to the Company that are in-transit from the Company to its customers. The following table presents the Company’s inventory-in-transit at the end of each fiscal year.

	Fiscal Year
	2003	2004
Inventory-in-transit between third-party manufacturers and the Company	$1,679	$5,998
Inventory-in-transit between the Company and its customers	393	1,051

Inventory-in-transit	$2,072	$7,049

Note 4—Property and Equipment

Property and equipment consist of the following at the end of each fiscal year:

	Fiscal Year
	2003	2004
Computer equipment and software	$6,354	$8,695
Office furniture and equipment	1,233	2,180
Leasehold improvements	4,833	11,537

	12,420	22,412
Less accumulated depreciation and amortization	(3,856)	(6,863)

Construction-in-progress	454	3,023

Total	$9,018	$18,572

Construction-in-progress as of January 1, 2005 consists of leasehold improvements of $681 to studios under construction and $2,342 of external development of enterprise solution software. Construction-in-progress as of December 27, 2003 consists of equipment under capital lease of $350 and leasehold improvements of $104 to studios under construction.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

(amounts in thousands, except per share data)

Note 5—Income Taxes

The provision for income taxes consists of the following for each of the fiscal years:

	Fiscal Year
	2002	2003	2004
Current
Federal	$—	$—	$2,349
State	1	80	565

Total current	1	80	2,914

Deferred
Federal	751	775	(630)
State	(302)	44	75

Total deferred	449	819	(555)
Change in valuation allowance	(449)	(1,751)	(45)

Net deferred	—	(932)	(600)

Net income tax expense (benefit)	$1	$(852)	$2,314

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

Statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	5.8%	5.8%	6.2%
Change in valuation allowance	(20.4)%	(83.0)%	(0.7)%
Enterprise zone credit and other	(19.4)%	2.8%	(1.3)%

Effective tax rate	0.0%	(40.4)%	38.2%

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

(amounts in thousands, except per share data)

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities, are as follows at the end of each fiscal year:

	Fiscal Year
	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$264	$—
Credit carryforward	131	86
Accruals and reserves	601	694
Deferred gross margin	129	374
Deferred rent and lease incentives	234	746
Other	103	585

Total deferred tax assets	1,462	2,485

Deferred tax liabilities:
Property and equipment basis differences	399	867

Net deferred tax assets prior to valuation allowance	$1,063	$1,618
Valuation allowance	(131)	(86)

Net deferred tax assets	$932	$1,532

The Company had net operating loss carryforwards of approximately $29 and $4,342 at December 27, 2003 for Federal and California state income taxes, respectively. All of these net operating loss carryforwards were used to reduce taxable income during fiscal year 2004.

Note 6—Bank Credit Facility

During July 2002, the Company entered into an approximately one-year secured revolving line of credit with Wells Fargo HSBC Trade Bank. The Company amended this agreement for the third time on June 3, 2004. This facility provides an overall credit line of $11,500, comprised of a $9,000 operating line of credit for working capital and standby letters of credit and a $2,500 equipment line of credit for capital expenditure needs. Amounts borrowed under the credit agreement are secured by the Company’s accounts receivable, inventory and equipment. The Company’s permitted annual capital expenditures are limited under the credit agreement. The credit agreement also sets forth a number of affirmative and negative covenants to which the Company must adhere, including financial covenants that require us to achieve positive net earnings in each quarter and limitations on capital expenditures. As of January 1, 2005, the Company was in compliance with all covenants.

The Company’s maximum borrowing under the operating line of credit may not exceed the lesser of (a) $9,000 or (b) the total of (i) 75% of the Company’s eligible trade accounts receivable, plus (ii) 50% of the adjusted value of independently appraised acceptable inventory. This line of credit expires in July 2005. The interest rate for the operating line of credit during the term of the facility is based on the lender’s prime rate plus 0.25%. As of January 1, 2005, the interest rate for the operating line of credit was 5.50%. As of January 1, 2005, no borrowings and $759 of stand-by letters of credit were outstanding and approximately $6,758 was available to be drawn. The maximum amount of borrowings outstanding during fiscal year 2003 and 2004 were $3,676 and $3,485, respectively.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

(amounts in thousands, except per share data)

The Company’s maximum borrowing under the equipment line of credit may not exceed $2,500. The interest rate for the equipment line of credit during the term of the facility is based on the lender’s prime rate plus 0.50%. During July 2004, the Company repaid all borrowings under the operating line of credit and the equipment line of credit. Per the amended agreement, the balance of the equipment line as of July 31, 2004 converted to a term loan. The balance of the equipment line on July 31, 2004 was zero, and therefore expired.

Included in the bank credit facility amount outstanding on the balance sheet of $3,325 and $1,053, as of December 27, 2003 and January 1, 2005, is $1,368 and $1,053 representing outstanding checks in excess of the cash balances in the Company’s bank accounts with the Bank.

Total interest expense during fiscal year 2003 and 2004 was $42 and $97, respectively. There were no borrowings during fiscal year 2002 and therefore no interest expense for that year.

Note 7—Other Comprehensive Income (“OCI”) Activity

The following table summarizes activity in OCI during each of the fiscal years:

	Fiscal Year
	2002	2003	2004
Beginning of year:	$—	$—	$—
Increase (decrease) in fair value of derivatives (net of tax of $308)	—	—	493
Increase (decrease) in fair vale of available for sale securities (net of tax of $7)	—	—	(11)

Net unrealized gain (loss) included in accumulated OCI	$—	$—	$482

Note 8—Initial Public Offering

On June 29, 2004, the Company’s registration statement on Form S-1 was declared effective for the Company’s initial public offering, pursuant to which the Company sold 3,000 shares of common stock at $12 per share. The Company’s common stock commenced trading on June 30, 2004. The Company’s initial public offering closed on July 6, 2004, and net offering proceeds of approximately $33,480 (after underwriters’ discounts of $2,520) were received the same day. The net proceeds available to the Company amounted to $31,830 after it incurred additional related offering expenses of approximately $1,648 through December 2004.

On June 30, 2004, all of the Company’s outstanding preferred stock was automatically converted into approximately 5,399 shares of common stock. Each share of Series A and B preferred stock outstanding was converted into common stock on a one-for-one exchange ratio of common for preferred.

Note 9—Preferred Stock

The Company had two classes of preferred stock as of December 27, 2003: Series A Preferred Stock and Series B Preferred Stock. Each share of preferred stock was converted into one share of common stock during July of 2004.

The Company repurchased 1,961 shares of Series B Preferred Stock from Reed Business Information, a division of Reed Elsevier Inc., during May 2003 at $3.45 per share for total of $6,765. These shares were originally issued during May 2000 at $2.55 per share. The Company simultaneously issued 1,407 shares of Series

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

(amounts in thousands, except per share data)

B Preferred Stock during May 2003 at $3.45 per share for total consideration of $4,852. The balance of 554 shares of Series B Preferred Stock was retired during May 2003. For the purpose of calculating earnings per share, the $1,765 excess of the fair value of the consideration transferred to the holder of the Series B Preferred Stock over the carrying value of $5,000 of that stock has been reported as a deemed preferred stock dividend and subtracted from the Company’s net earnings of $2,960, to arrive at the Company’s net earnings available to common stockholders of $1,195. The deemed preferred stock dividend reduced the Company’s basic earnings per share by $0.54 to $0.37 and diluted earnings per share by $0.15 to $0.11.

Note 10—Warrants

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

Note 11—Stock Option Plans

The Design Within Reach, Inc. 1999 Stock Plan (the “1999 Plan”) allows for the issuance of incentive stock options and nonstatutory stock options to purchase shares of the Company’s common stock. The Board of Directors most recently amended the 1999 Plan in October 2003, and the Company’s stockholders approved the Plan, as amended, in November 2003. The Company has reserved a total of 3,100 shares for issuance under the 1999 Plan, including 500 shares approved for grant during 2003.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

(amounts in thousands, except per share data)

The Design Within Reach, Inc. 2004 Equity Incentive Award Plan (the “2004 Plan” and together with the 1999 Plan, the “Plans”) allows for the issuance of incentive stock options and nonstatutory stock options to purchase shares of the Company’s common stock. The 2004 Plan was registered with the SEC and became effective during July 2004. The Company has reserved a total of 500 shares for issuance under the 2004 Plan.

A total of 671 shares remained available for grant under both Plans at January 1, 2005. Shares subject to cancelled options are returned to their respective Plan and are available to be reissued. Under the Plans, incentive stock options may be granted only to employees, and nonstatutory stock options may be granted to employees, outside directors and consultants. Options granted under the Plans are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value for incentive stock options and not less than 85% of fair market value for nonstatutory options. Stock options granted to stockholders who own greater than 10% of the outstanding stock must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the Plans generally vest within three to four years. The Plans allow certain options to be exercised prior to the time such options are vested. All unvested shares are subject to repurchase at the exercise price paid for such shares, at the option of the Company.

During the quarter ended March 27, 2004, the Company granted compensatory options to employees and directors. A total of 486 options were granted and the Company recorded deferred compensation of $2,125 and recognized expense during the fiscal year ended January 1, 2005 of $551. The deferred compensation is being amortized over 3 to 4 years from the date of grant, as applicable.

Option activity under the Plan is as follows for each of the fiscal years:

	Options Outstanding	Weighted Average Exercise Price
Balance, December 29, 2001	1,541	$0.49
Options granted	837	$0.63
Options exercised	(351)	$0.32
Options canceled	(84)	$0.56

Balance, December 28, 2002	1,943	$0.50
Options granted	141	$2.75
Options exercised	(103)	$0.37
Options canceled	(79)	$0.60

Balance, December 27, 2003	1,902	$0.67

Options granted	783	$9.94
Options exercised	(210)	$0.52
Options canceled	(97)	$1.52

Balance, January 1, 2005	2,378	$3.70

Exercisable, December 28, 2002	612	$0.43
Exercisable, December 27, 2003	1,032	$0.50
Exercisable, January 1, 2005	1,343	$0.89

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

(amounts in thousands, except per share data)

The following table summarizes information about stock options outstanding at January 1, 2005:

Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at January 1, 2005	Weighted Average Exercise Price
$ 0.25	478	4.9	$0.25	478	$0.25
$ 0.60	980	6.9	$0.60	730	$0.60
$ 2.00	15	7.9	$2.00	8	$2.00
$ 2.75	126	8.5	$2.75	48	$2.75
$ 4.50	120	9.0	$4.50	28	$4.50
$ 7.00	365	9.2	$7.00	52	$7.00
$14.95	143	9.8	$14.95	—	$14.95
$16.50	151	9.5	$16.50	—	$16.50

$0.25 to $16.50	2,378	7.4	$3.70	1,343	$0.89

The weighted average fair value of options granted during the year ending January 1, 2005 was $12.65.

Note 12—Commitments

The Company leases office space, studios and fulfillment center space under operating leases. The Company also has equipment under a capital lease. Future minimum lease payments as of January 1, 2005 are as follows:

Year Ending December	Capital Lease	Operating Leases
2005	$131	$7,881
2006	131	8,460
2007	11	8,541
2008	—	8,269
2009	—	7,322
Thereafter	—	22,620

Minimum lease commitments	$273	$63,093

Less: Interest	(21)

Present value of capital lease obligation	$252
Less current portion	(112)

Long-term portion	$140

Rent expense, consisting of fixed minimum amounts and/or contingent rent based on a percentage of sales exceeding a stipulated amount, was $1,605, $3,215 and $6,233 for 2002, 2003 and 2004, respectively.

The Company accounts for step rent provisions, escalation clauses, capital improvements funding and other lease concessions on a straight-line basis over the minimum term of the lease.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

(amounts in thousands, except per share data)

Note 13—Related Party Transactions

The Company rents studio space from an affiliate of a significant stockholder of the Company and of the Chairman of the Company’s Board of Directors on a monthly basis. Rent expense related to this space for the year ended December 28, 2002, December 27, 2003 and January 1, 2005 was $101 for each of the three years. The Company received consulting services from the same affiliate on a monthly basis. Consulting expense related to these services was $90, $90 and $60 for 2002, 2003 and 2004, respectively.

In May 2003, the Company made a $100 loan to NapaStyle, Inc., which was repaid to the Company in full by the end of fiscal year 2003. In connection with this loan, NapaStyle, Inc. issued the Company a warrant to purchase 67 shares of NapaStyle, Inc. Series B preferred stock at an exercise price of $0.01 per share. The warrant expires on May 21, 2008. The Company has not ascribed a fair market value to these warrants for financial statement purposes. During 2004, the Company guaranteed certain payments for NapaStyle, Inc. in order to obtain attractive print pricing for the Company’s catalogs. No obligations were outstanding at the end of 2004 and the Company no longer guarantees payments for NapaStyle, Inc. The Company’s Chairman and Chief Executive Officer are members of the board of directors of NapaStyle, Inc., and some of the Company’s significant stockholders also are stockholders of NapaStyle, Inc.

Note 14—Benefit Plans

The Company has a 401(k) savings plan. Employees may contribute up to 15% of their earnings to the plan. Company contributions to the plan are discretionary. The Company did not contribute to the plan in fiscal years 2002, 2003 or 2004.

During July of 2004, the Company filed a registration statement on Form S-8 with the SEC to register shares related to the Design Within Reach, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP allows employees to purchase Company common stock at a 15% discount to market price through payroll deductions. The ESPP operates through a series of concurrent twelve-month offering periods. Except for the first offering period, these offering periods generally start on the first trading day on or after May 1st and November 1st of each year and end, respectively, on the last trading day of the next October and April. The Company registered 500 shares of Common Stock available for future grants under the ESPP.

Note 15—Facility Relocation Costs

During fiscal year 2003, the Company incurred $729 in costs associated with the relocation of its fulfillment center operations from Union City, California to Hebron, Kentucky. These costs consisted of freight costs to transport inventory ($182), severance costs for certain fulfillment center employees ($71), relocation costs for certain fulfillment center employees ($42), outside service costs ($110), lease cancellation costs ($110), accelerated depreciation on abandoned assets ($170) and other miscellaneous costs ($44). All costs ($729) except accelerated depreciation ($170) are included in facility relocation costs ($559). The accelerated depreciation is included in depreciation expense. During fiscal year 2004, the Company completed the relocation of its fulfillment center at a cost of $172.

The Company signed a lease during the fourth quarter of 2003 for approximately sixty thousand square feet of office space and relocated its Oakland, California headquarters to San Francisco, California in March of 2004. Rental payments under this lease commenced on June 1, 2004. During fiscal year 2004, the Company incurred approximately $26 in connection with the relocation of its headquarters.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

(amounts in thousands, except per share data)

The beginning and ending liability balances related to the facility relocation costs, provisions and payments for fiscal year 2004 are included in the table below.

	Transportation	Severance	Employee Relocation	Outside Services	Lease Cancellations	Other	Total
Balance at December 28, 2002	$—	$—	$—	$—	$—	$—	$—
Provisions	182	71	42	110	110	44	559
Payments	(152)	—	(42)	(90)	—	(44)	(328)

Balance at December 27, 2003	30	71	—	20	110	—	231
Provisions/(adjustments)	146	(40)	32	52	—	8	198
Payments	(176)	(31)	(32)	(72)	(110)	(8)	(429)

Balance at January 1, 2005	$—	$—	$—	$—	$—	$—	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGN WITHIN REACH, INC.

Dated: February 17, 2005

By:	/s/ WAYNE BADOVINUS
Wayne Badovinus President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ WAYNE BADOVINUS Wayne Badovinus	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2005

/s/ DAVID BARNARD David Barnard	Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2005

/s/ ROBERT FORBES Robert Forbes	Director	February 17, 2005

/s/ HILARY BILLINGS Hilary Billings	Director	February 17, 2005

/s/ EDWARD FRIEDRICHS Edward Friedrichs	Director	February 17, 2005

/s/ JOHN HANSEN John Hansen	Director	February 17, 2005

/s/ TERRY LEE Terry Lee	Director	February 17, 2005

/s/ WILLIAM MCDONAGH William McDonagh	Director	February 17, 2005

/s/ LAWRENCE WILKINSON Lawrence Wilkinson	Director	February 17, 2005