Form 10-Q
period 2005-04-02
DESIGN WITHIN REACH INC
filed 2005-05-05
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 29, 2005 was 13,751,411.

DESIGN WITHIN REACH, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Design Within Reach, Inc.

Condensed Balance Sheets

(amounts in thousands, except per share data)

	April 2, 2005	January 1, 2005	March 27, 2004 (restated)
	(unaudited)		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,147	$21,141	$162
Investments	6,990	3,544	—
Accounts receivable (less allowance for doubtful accounts of $23, $36 and $36)	1,863	1,344	1,226
Inventory on hand	20,306	13,815	10,826
Inventory in transit	5,465	7,049	3,305
Prepaid catalog costs	2,053	1,862	1,156
Deferred income taxes, net of valuation allowance	5,814	1,512	1,094
Other current assets	2,797	2,352	1,015

Total current assets	57,435	52,619	18,784

Property and equipment, net	22,243	18,572	11,993
Non-current investments	—	2,016	—
Deferred income taxes, net of valuation allowance	1,201	887	559
Other non-current assets	579	526	339

Total assets	$81,458	$74,620	$31,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,672	$14,317	$8,684
Accrued expenses	4,842	4,668	3,525
Deferred revenue	2,024	2,014	1,906
Customer deposits and other liabilities	2,208	1,573	1,129
Bank credit facility	1,280	1,053	4,061
Capital lease obligation, current portion	112	112	90

Total current liabilities	24,138	23,737	19,395

Deferred rent and lease incentives	2,543	1,874	917
Capital lease obligation	112	140	260
Deferred income tax liabilities	1,042	867	620

Total liabilities	27,835	26,618	21,192

Stockholders’ equity
Preferred stock Series A – $1.00 par value; authorized 2,040 shares; issued and outstanding, none, none and 2,040, respectively	—	—	2,040
Preferred stock Series B – $1.00 par value; authorized 6,000 shares; issued and outstanding, none, none, and 3,359, respectively	—	—	10,044
Preferred stock – $0.001 par value; authorized 10,000 shares; issued and outstanding, none	—	—	—
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 13,739, 12,869 and 3,428	14	13	3
Additional paid-in capital	53,243	47,823	2,429
Deferred compensation	(1,345)	(1,574)	(2,049)
Accumulated other comprehensive income (loss)	(431)	482	—
Accumulated earnings (deficit)	2,142	1,258	(1,984)

Total stockholders’ equity	53,623	48,002	10,483

Total liabilities and stockholders’ equity	$81,458	$74,620	$31,675

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Earnings

(Unaudited)

(amounts in thousands, except per share data)

	Thirteen weeks ended
	April 2, 2005	March 27, 2004
Net sales	$35,465	$22,513
Cost of sales	19,927	12,096

Gross margin	15,538	10,417
Selling, general and administrative expenses	12,983	8,721
Stock-based compensation	155	76
Depreciation and amortization	1,067	575
Facility relocation costs	—	198

Earnings from operations	1,333	847
Interest income (expense)
Interest income	115	—
Interest expense	(10)	(32)

Earnings before income taxes	1,438	815
Income tax expense	554	313

Net earnings	$884	$502

Net earnings per share:
Basic	$0.07	$0.15
Diluted	$0.06	$0.04
Weighted average shares used in calculation of net earnings per share:
Basic	13,131	3,361
Diluted	14,706	11,428

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Other Comprehensive Income	Accumulated Earnings	Total
	Shares	Amount
Balance – January 1, 2005	12,869	$13	$47,823	$(1,574)	$482	$1,258	$48,002

Issuance of common stock pursuant to employee stock option plans	770	1	414	—	—	—	415

Issuance of common stock, net of offering expenses	100	—	907	—	—	—	907

Amortization of deferred compensation	—	—	—	155	—	—	155

Reversal of deferred compensation for forfeitures of stock options	—	—	(74)	74	—	—	—

Tax benefit from disqualifying dispositions of stock	—	—	4,173	—	—	—	4,173

Unrealized gains/(losses) on derivatives and available-for-sale securities	—	—	—	—	(913)	—	(913)

Net earnings	—	—	—	—	—	884	884

Balance - April 2, 2005	13,739	$14	$53,243	$(1,345)	$(431)	$2,142	$53,623

The accompanying notes are an integral part of this financial statement.

Design Within Reach, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Thirteen weeks ended
	April 2, 2005	March 27, 2004 (restated)
Cash flows from operating activities
Net earnings	$884	$502
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,067	575
Amortization of deferred compensation	155	76
Change in assets and liabilities:
Accounts receivable	(520)	(606)
Inventory on hand	(6,491)	207
Inventory in transit	1,584	(1,233)
Prepaid catalog costs	(191)	(542)
Deferred income taxes, net of valuation allowance	(534)	(72)
Other current assets	(1,252)	(335)
Other non-current assets	(52)	(478)
Accounts payable	(324)	2,152
Accrued expenses	174	811
Deferred revenue	10	1,219
Customer deposits and other liabilities	10	38
Deferred rent and lease incentives	669	330
Deferred income tax liabilities	485	221

Net cash provided by (used in) operating activities	(4,326)	2,865
Cash flows from investing activities
Purchases of property and equipment	(4,738)	(3,550)
Purchases of investments	(1,451)	—

Net cash used in investing activities	(6,189)	(3,550)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to employee stock option plan	415	67
Proceeds from common stock offering, net of expenses	907	—
Net borrowing on bank credit facility	227	736
Repayments of long term obligations	(28)	—

Net cash provided by financing activities	1,521	803

Net increase (decrease) in cash and cash equivalents	(8,993)	118
Cash and cash equivalents at beginning of period	21,141	44

Cash and cash equivalents at end of period	$12,147	$162

Supplemental disclosure of cash flow information Cash paid during the period for:
Income taxes	$1,497	$133
Interest	$10	$26

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

The Company operates on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. The Company’s 2003 fiscal year ended on December 27, 2003, its 2004 fiscal year ended on January 1, 2005 and its 2005 fiscal year will end on December 31, 2005. Fiscal year 2003 consisted of 52 weeks, fiscal year 2004 consisted of 53 weeks and fiscal year 2005 consists of 52 weeks.

Inventory in transit

In 2004, the Company determined that it had not correctly recorded inventory in transit from its European vendors in the Company’s inventory in prior periods. To correct this, the balance sheet as of March 27, 2004 has been restated to reflect an increase of $3,305 in inventory in transit and the related payable. The restatement had no impact on previously reported net sales, earnings, earnings per share, stockholders’ equity, or cash flows.

Quarterly information (unaudited)

The accompanying unaudited condensed interim financial statements as of and for the fiscal quarters ended April 2, 2005 and March 27, 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended January 1, 2005. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the fiscal quarter ended April 2, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Segment Reporting

The Company’s business is conducted in a single operating segment. The Company’s chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company’s entire operations for purposes of making operating decisions and assessing performance.

Stock-Based Compensation

In the first quarter 2005, the Company recorded approximately $155 in expenses associated with the amortization resulting from the issuance of (1) 120 options to purchase common stock with an exercise price of $4.50 per share and an estimated fair market value of $10.00 per share granted in first quarter 2004 and (2) 366 options to purchase common stock with an exercise price of $7.00 per share and an estimated fair market value of $11.00 per share granted in first quarter 2004. Stock-based compensation was $155 in first quarter 2005 and $76 in the first quarter of 2004.

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

	Thirteen weeks ended
	April 2, 2005	March 27, 2004
	(unaudited)
Net earnings – as reported	$884	$502
Add: Total stock-based employee compensation expense included in reported net earnings, net of taxes	95	47
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of taxes	(264)	(85)

Pro forma net earnings	$715	$464

Basic earnings per share – as reported	$0.07	$0.15
Diluted earnings per share – as reported	$0.06	$0.04
Basic earnings per share – pro forma	$0.05	$0.14
Diluted earnings per share – pro forma	$0.05	$0.04

The fair value of option grants has been determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Thirteen weeks ended
	April 2, 2005	March 27, 2004
	(unaudited)
Risk-free interest rate	4.25%	4.00%
Expected volatility	37%	60%
Expected life (in years)	5	5
Dividend yield	—	—

Earnings per Share

Basic earnings per share is calculated by dividing the Company’s net earnings available to the Company’s common stockholders for the period by the number of weighted average common shares outstanding for the period. Diluted earnings per share includes the effects of dilutive instruments, such as stock options, warrants and convertible preferred stock, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

The following table summarizes the incremental shares from potentially dilutive securities, calculated using the treasury stock method at the end of each fiscal period:

	Thirteen weeks ended
	April 2, 2005	March 27, 2004
	(unaudited)
Shares used to compute basic earnings per share	13,131	3,361
Add: Effect of dilutive securities
Preferred stock Series A	—	2,040
Preferred stock Series B	—	3,359
Effect of dilutive options outstanding	1,575	1,707
Warrants outstanding	—	961

Shares used to compute diluted earning per share	14,706	11,428

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

New Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R (revised 2004),” Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS 123 and amends SFAS No. 95, “Statement of Cash Flows”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Based on the aforementioned effective date, the Company will begin expensing stock options granted to its employees in its Statement of Earnings using a fair-value based method effective the period beginning January 01, 2006. Adoption of the expensing requirements will increase the Company’s operating expenses.

Note 2 – Income Taxes

The Company’s effective tax rate was 38.5% for the thirteen weeks ended April 2, 2005 and March 27, 2004, respectively. The Company expects its effective tax rate to remain approximately the same for fiscal year 2005.

Note 3 – Related Party Transactions

The Company rents studio space from an affiliate of a significant stockholder of the Company and of the Company’s Chairman of the Board of Directors pursuant to a lease dated February 9, 2004. Rent expense related to this space for the thirteen weeks ended April 2, 2005 and March 27, 2004 was $25 and $25, respectively. The Company received consulting services from the same affiliate on a monthly basis. Consulting expense related to these services for the thirteen weeks ended April 2, 2005 and March 27, 2004 was $0 and $15, respectively.

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

Note 4 – Secondary Public Offering

On March 9, 2005, the Company’s secondary registration statement on Form S-1 was declared effective for the Company’s secondary public offering, pursuant to which the Company sold 100 shares and selling stockholders sold 1,970 shares of common stock at $15.80 per share. The Company’s secondary public offering closed on March 15, 2005, and net offering proceeds of approximately $1,493 (after underwriters’ discounts of $87) were received by the Company and approximately $29,414 (after underwriters’ discounts of $1,712) were received by selling stockholders the same day. The net proceeds available to the Company were $907 after it incurred additional related offering expenses of approximately $586 through March 2005.

Note 5 - Commitments

Operating lease obligations consist of office, studio and fulfillment center lease obligations. Capital lease obligation consists of an obligation for the lease of certain equipment. Between January 1, 2005 and April 2, 2005, the Company has entered into additional operating leases with additional minimum lease obligations of $14.9 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the fiscal year ended January 1, 2005 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 with the Securities and Exchange Commission on February 17, 2005.

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

We have experienced significant growth in customers and net sales since our founding in 1998. We began selling products through our catalog and online in the second half of 1999, and we opened our first studio in November 2000. We generated a profit in each fiscal quarter from the second quarter of fiscal year 2001 through the first quarter of fiscal year 2005. In recent years, we have continued to increase sales across all distribution channels with particular growth in sales through our studios, which have increased in number from one at the end of 2001 to 33 studios operating in seventeen states at the end of 2004. We expect to open 18 to 20 new studios in each of fiscal years 2005 and 2006, and as of April 2, 2005, we had opened five of these new studios and had signed leases for 12 additional studios. We closed our Oakland, California studio during third quarter 2004, as the lease was ending and we acquired a superior location within the same market.

As one measure of the performance of our business, we analyze our total market penetration rates across all of our sales channels in the top 50 metropolitan areas in the United States by household population as identified by the U.S. Census Bureau. We calculate our market penetration rates in a particular metropolitan market area based on net sales per capita in that area. We base our decisions on where to open new studios by categorizing markets into five “tiers” based on household population statistics and supporting sales data collected from our other sales channels. We plan to open the majority of our new studios in markets in our top two tiers during 2005 and 2006. Although nearly all of our studios have been open less than three full years, our experience indicates that studio openings significantly improve our overall market penetration rates in the markets in which they are located even though the opening of a studio may initially have an adverse effect on sales growth in our other sales channels in the same market.

In January 2004, we moved our fulfillment operations from Union City, California to Hebron, Kentucky. The new facility, at approximately 217,000 square feet, was nearly 100,000 square feet larger than our previous Union City facility. We exercised our right of first refusal on an adjacent 100,000 square feet in the new facility in first quarter 2005, and we expect this facility to support our distribution capacity needs for at least the next four years. We support all of our sales channels through the new fulfillment center, and the vast majority of our inventory is received and distributed through it. A small portion of our merchandise is shipped directly by the manufacturers to our customers. In February 2004, we moved our corporate headquarters from an approximately 23,000 square foot facility in Oakland, California to an approximately 59,000 square foot facility in downtown San Francisco, California. We expect that this headquarters facility will provide us with adequate space for growth for at least the next five years. In fiscal year 2003, we incurred $559,000 in costs and $170,000 in accelerated depreciation expense on abandoned assets associated with the relocation of our fulfillment center operations. In fiscal year 2004, we incurred approximately $172,000 in costs associated with the relocation of our fulfillment center operations and approximately $26,000 in costs associated with the relocation of our headquarters. No further relocation costs are expected with respect to these matters.

Until the end of the second quarter 2004, we had funded our capital expenditures and working capital needs primarily through cash flows from operations, private sales of equity securities and borrowings under our bank credit facility, which includes a $9.0 million operating line of credit and a $2.5 million equipment line of credit. In addition, on July 6, 2004, we completed an initial public offering of 4,715,000 shares of common stock at $12.00 per share. Of the shares offered, 3,000,000 were offered by us and 1,715,000 were offered by selling stockholders. We raised net proceeds of $31.8 million in our initial public offering, net of underwriting discounts and offering expenses. On March 15, 2005, we completed a public offering of 2,070,000 shares of common stock at $15.80 per share. Of the shares offered, 100,000 were offered by us and 1,970,000 were offered by selling stockholders. We raised net proceeds of $907,000 in this public offering, net of underwriting discounts and offering expenses.

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

Basis of Presentation

Net sales consist of studio sales, phone sales, online sales, other sales and shipping and handling fees, net of returns by customers. Studio sales consist of sales of merchandise to customers at our studios, phone sales consist of sales of merchandise through the toll-free numbers associated with our printed catalogs, online sales consist of sales of merchandise from orders placed through our website, and other sales consist of sales made by our business development executives and warehouse sales. Warehouse sales consist of periodic clearance sales at our fulfillment center of product samples and products that customers have returned. Shipping and handling fees consist of amounts we charge customers for the delivery of merchandise. Cost of sales consists of the cost of the products we sell and inbound and outbound freight costs. Handling costs, including our fulfillment center expenses, are included in selling, general and administrative expenses.

Selling, general and administrative expenses consist of studio costs, including salaries and studio occupancy costs, costs associated with publishing our catalogs and maintaining our website, and corporate and fulfillment center costs, including salaries and occupancy costs, among others.

We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. Our 2003 fiscal year ended on December 27, 2003, our 2004 fiscal year ended on January 1, 2005 and our 2005 fiscal year will end on December 31, 2005. Each of fiscal years 2003 and 2005 consist of 52 weeks and fiscal year 2004 consisted of 53 weeks.

Results of Operations

Comparison of the thirteen weeks ended April 2, 2005 (First Quarter 2005) to March 27, 2004 (First Quarter 2004)

Net sales. During First Quarter 2005, net sales increased $13.0 million, or 57.5%, to $35.5 million from $22.5 million in First Quarter 2004. Approximately $10.1 million of this increase was due to increased studio sales, which resulted primarily from our opening 20 net new studios since the end of First Quarter 2004. First Quarter 2005 phone sales were comparable to First Quarter 2004 phone sales due to a general shift away from phone purchases and towards online sales. Online sales for First Quarter 2005 increased 48.8% from First Quarter 2004 to $7.6 million, primarily due to increased online marketing initiatives. Other sales decreased $1.2 million, or 72.9%, to $0.4 million in First Quarter 2005 from $1.6 million in First Quarter 2004 due to not having a warehouse sale in First Quarter 2005 as we did in First Quarter 2004. The balance of the increase in net sales was primarily due to increased shipping and handling fees.

Cost of Sales. Cost of sales increased $7.8 million, or 64.7%, to $19.9 million in First Quarter 2005 from $12.1 million in First Quarter 2004. As a percentage of net sales, cost of sales increased to 56.2% in First Quarter 2005 from 53.7% in First Quarter 2004. The increase in cost of sales as a percentage of net sales in First Quarter 2005 compared to First Quarter 2004 was primarily a result of the strengthening of the Euro in relationship to the US Dollar in addition to increasing fuel prices, offset by increased sales of higher margin products. The dollar increase in cost of sales in First Quarter 2005 was primarily attributable to the 57.5% increase in net sales during the same period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.3 million, or 48.9%, to $13.0 million in First Quarter 2005 from $8.7 million in First Quarter 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 36.6% in First Quarter 2005 from 38.7% in First Quarter 2004. The decrease in these expenses as a percentage of net sales resulted primarily from leveraging catalog costs, fixed fulfillment center costs and corporate overhead expenses over increased net sales, partially offset by increases in costs associated with our studios, as the number of studios we have open has increased. The dollar increase in these expenses resulted primarily from the expenses associated with opening and operating new studios and mailing additional catalogs, as well as increased variable handling costs as our total volume of sales increased. We opened five new studios during First Quarter 2005, compared to two new studios in First Quarter 2004, and mailed 46.9% more catalogs in First Quarter 2005 than in First Quarter 2004.

Stock-based compensation. In First Quarter 2005, we recorded approximately $155,000 in non-cash expenses associated with the amortization of deferred compensation that resulted from the issuance of (1) 120,000 options to purchase common stock with an exercise price of $4.50 per share and an estimated fair market value of $10.00 per share granted in first quarter 2004 and (2) 366,250 options to purchase common stock with an exercise price of $7.00 per share and an estimated fair market value of $11.00 per share granted in first quarter 2004. Stock-based compensation was $76,000 in First Quarter 2004 on the same options.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $1.1 million in First Quarter 2005 from approximately $575,000 in First Quarter 2004. As a percentage of net sales, depreciation and amortization expenses increased to 3.0% of net sales in First Quarter 2005 from 2.6% of net sales in First Quarter 2004. These expenses increased as a result of significant increases in spending on capital assets associated with our new studio openings and improvements in our network infrastructure, such as investments in servers, desktop computers and related software licenses.

Facility Relocation Costs. In First Quarter 2005, we incurred no costs associated with the relocation of our fulfillment operations from Union City, California to Hebron, Kentucky, compared to approximately $198,000 in such costs incurred in First Quarter 2004.

Interest Income. Interest income was approximately $115,000 in First Quarter 2005 as we invested a portion of the proceeds from our public offering in available for sale securities. Interest income was zero in First Quarter 2004.

Interest Expense. We incurred approximately $10,000 of interest expense in First Quarter 2005 and $32,000 in First Quarter 2004 related to short-term borrowings under our bank credit facility for working capital purposes and for capital expenditures associated with new studios.

Income Taxes. We recorded a net income tax expense of approximately $554,000 in First Quarter 2005 and $313,000 in First Quarter 2004. Our effective tax rate was 38.5% in First Quarter 2005 and First Quarter 2004.

Net Earnings. As a result of the foregoing factors, net earnings increased to approximately $884,000, or 2.5% of net sales, in First Quarter 2005 from approximately $502,000, or 2.2% of net sales, in First Quarter 2004. Net earnings for First Quarter 2005 included no costs associated with the relocation of our fulfillment center and corporate headquarters, compared to approximately $198,000 in such costs incurred in First Quarter 2004.

Liquidity and Capital Resources

Through the end of Second Quarter 2004, we had funded our operations primarily through cash flows from operations, private placements of equity securities and short-term borrowings under our bank credit facility. In addition, on July 6, 2004, we completed an initial public offering of 4,715,000 shares of common stock at $12.00 per share. Of the shares offered, 3,000,000 were offered by us and 1,715,000 were offered by selling stockholders. We raised net proceeds of $31.8 million in our initial public offering, net of underwriting discounts and offering expenses. On March 15, 2005, we completed a public offering of 2,070,000 shares of common stock at $15.80 per share. Of the shares offered, 100,000 were offered by us and 1,970,000 were offered by selling stockholders. We raised net proceeds of $907,000 in our second public offering, net of underwriting discounts and offering expenses.

Discussion of Cash Flows

For the thirteen weeks ended April 2, 2005, cash and cash equivalents decreased by approximately $9.0 million to approximately $12.1 million from approximately $21.1 million at January 1, 2005.

Net cash provided by (used in) operating activities was ($4.3 million) for the thirteen weeks ended April 2, 2005, compared to $2.9 million for the thirteen weeks ended March 27, 2004. Net cash used in operating activities increased during the thirteen weeks ended April 2, 2005 compared to the thirteen weeks ended March 27, 2004 primarily because of increases in capital expenditures for new studio development and inventory in support of the studio growth.

Net cash used in investing activities was $6.2 million for the thirteen weeks ended April 2, 2005, compared to $3.6 million for the thirteen weeks ended March 27, 2004. Net cash used in investing activities increased during the thirteen weeks ended April 2, 2005 compared to the thirteen weeks ended March 27, 2004 primarily because we opened five studios during the thirteen weeks ended April 2, 2005 while we opened two studios during the thirteen weeks ended March 27, 2004. We also invested $1.5 million in investments during the thirteen weeks ended April 2, 2005.

Net cash provided by financing activities was $1.5 million for the thirteen weeks ended April 2, 2005, compared to approximately $803,000 for the thirteen weeks ended March 27, 2004. Net cash provided by financing activities increased during the thirteen weeks ended April 2, 2005 compared to the thirteen weeks ended March 27, 2004 primarily because of our secondary public offering that closed on March 15, 2005. The net cash provided by financing activities during the thirteen weeks ended March 27, 2004 represents increases in borrowing on our line of credit and cash received upon exercise of employee stock options.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of eighteen months or less at the time of purchase.

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity as of April 2, 2005 consisted of: (1) $12.1 million in cash and cash equivalents; (2) $7.0 million in short-term investments; (3) our bank credit facility, consisting of a $9.0 million operating line of credit, of which nothing had been drawn down and $726,000 had been used for outstanding letters of credit as of April 2, 2005; and (4) cash we expect to generate from operations during this fiscal year. The amount available from the bank facility as of April 2, 2005 is $8.2 million.

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

In fiscal years 2005 and 2006, we anticipate that our investment in property and equipment will increase to between approximately $14.0 million and $15.0 million in each year, from $12.9 million in fiscal year 2004. This increase is a result of our planned opening of 18 to 20 new studios in each of fiscal years 2005 and 2006, the cost of which we expect to be between approximately $11 million and $12 million in each such fiscal year, as well as our planned investment of approximately $4.1 million in additional information systems and technology. We expect our investment in property and equipment in subsequent years to increase due to the continued expansion of our studio channel. We plan to finance these investments in fiscal years 2005 and 2006 from cash flows from operations and our available cash resources.

The following table summarizes our future contractual obligations as of January 1, 2005:

	Payment due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$63,093	$7,881	$17,001	$15,591	$22,620
Capital lease obligation	273	131	142	—	—

Total	$63,366	$8,012	$17,143	$15,591	$22,620

(1)	Operating lease obligations consist of office, studio and fulfillment center lease obligations. Capital lease obligation consists of an obligation for the lease of certain equipment. Between January 2, 2005 and April 2, 2005, the Company has entered into additional operating leases with additional minimum lease obligations of $14.9 million.

In addition, our credit agreement with Wells Fargo HSBC Trade Bank, N.A., which we amended in June 2004, provides for a $9.0 million operating line of credit and a $2.5 million equipment line of credit. The $9.0 million operating line of credit is subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time to provide working capital and expires on July 31, 2005. The Company is currently in discussions with Wells Fargo HSBC Trade Bank, N.A. regarding a new facility. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate plus 0.25%. The $2.5 million equipment line of credit was repaid in full in July 2004. Amounts borrowed under our credit agreement are secured by our accounts receivable, inventory and equipment. The credit agreement also sets forth a number of affirmative and negative covenants to which we must adhere, including financial covenants that require us to achieve positive net earnings in each quarter and limitations on capital expenditures. We are currently in compliance with all financial covenants under our credit agreement. We have borrowed funds under these lines of credit from time to time and periodically have repaid such borrowings with available cash.

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

Revenue recognition. We recognize revenue on the date on which we estimate that the product has been received by the customer, and we record any payments received prior to the estimated date of receipt of the goods by the customer as deferred revenue until the estimated date of receipt. We use our third-party freight carrier information to estimate when delivery has occurred. Sales are recorded net of returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Although our actual returns historically have not differed materially from estimated returns, in the future, actual returns may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was approximately $585,000 as of April 2, 2005. We recognize net sales revenue for shipping and handling fees charged to customers at the time products are estimated to have been received by customers.

Shipping and handling costs. Shipping costs, which include inbound and outbound freight costs, are included in cost of sales. We record costs of shipping products to customers in our cost of sales at the time products are estimated to have been received by customers. Handling costs, which include fulfillment center expenses, call center expenses, and credit card fees, are included in selling, general and administrative expenses. Handling costs were $1.8 million for First Quarter 2005. Our gross margin calculation may not be comparable to that of other entities, which may allocate all shipping and handling costs to cost of sales, resulting in lower gross margin, or to operating expenses, resulting in higher gross margin.

Inventory. Our inventory is valued at the lower of cost or market. Cost has been determined using the first in, first out method. We write down inventory for estimated damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. Although our actual inventory write-downs historically have not differed materially from estimated inventory write-downs, in the future, actual inventory write downs may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. As of April 2, 2005, estimated inventory write-downs amounted to approximately $1.2 million.

Stock-based compensation. We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As of December 27, 2003, we had not recognized any compensation expense for stock options in our financial statements, as all options granted up to that date have an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. During the First Quarter of 2004, we recognized approximately $76,000 in stock-based compensation expense, and we also recorded $2.1 million in deferred compensation. During First Quarter 2005, we recognized approximately $155,000 in stock-based compensation expense. However, Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

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

Amortization of prepaid catalog costs. Prepaid catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs, for all of our direct response catalogs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual sales to the total of actual and estimated future sales on an individual catalog basis. The period of expected future benefit is calculated based on our projections of when approximately 90% of sales generated by the catalog will be made. Based on data we have collected, we historically have estimated that catalogs have a period of expected future benefit of two to four months. The period of expected future benefit of our catalogs would decrease if we were to publish new catalogs more frequently in each year, or increase if we published them less frequently. Prepaid catalog costs are evaluated for realizability at the end of each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. We account for consideration received from our vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received from such vendors were approximately $203,000 for First Quarter 2005. The balance of prepaid catalog at April 2, 2005 was $2.1 million.

Valuation of long-lived assets. Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate the net book value may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows from use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the assets and their estimated fair values. We did not record any impairment charges in the First Quarter 2005.

Caution on Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, the discussions set forth below under the caption “Risk Factors” and other factors detailed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 filed with the Securities and Exchange Commission on February 17, 2005.

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

All of our sales and a portion of our expenses are denominated in U.S. dollars, and our assets and liabilities together with our cash holdings are predominantly denominated in U.S. dollars. However, in fiscal year 2004 we obtained approximately 50.9% of our product inventories from manufacturers in Europe, and these transactions typically were denominated in currencies other than the U.S. dollar, principally the euro. During fiscal year 2004, the value of the U.S. dollar declined approximately 8% relative to the euro, which effectively increased the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. To mitigate our exchange rate risk relating to the euro, we typically purchase foreign currency forward contracts with maturities of less than 12 months relating to invoices for supplies of merchandise after the payable amount and due date of the invoice are known. We account for these contracts by adjusting the carrying amount of the contract to market and recognizing any corresponding gain or loss in selling, general and administrative expenses in each reporting period. Based on our euro-denominated purchases during fiscal year 2004, a hypothetical additional 10% weakening in the value of the dollar relative to the euro would have increased our cost of sales in fiscal year 2004 by approximately $2.4 million, and would have decreased both our net earnings and cash flows for that year by a corresponding amount. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. In addition to the direct effect of changes in exchange rates on cost of goods, changes in exchange rates also affect the volume of purchases or the foreign currency purchase price as vendors’ prices become more or less attractive. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures as of April 2, 2005. Based on the foregoing and the advice of Grant Thornton LLP, our independent registered accounting firm, our Chief Executive Officer and Chief Financial Officer determined that the deficiencies identified by Grant Thornton LLP could cause our disclosure controls and procedures to be not fully effective at a reasonable assurance level.

Our Chief Executive Officer and Chief Financial Officer did not note any other material weakness or significant deficiencies in our disclosure controls and procedures during their evaluation. We continue to improve and refine our internal controls. This process is ongoing, and will continue during the fiscal year ending December 31, 2005 as part of our Section 404 certification process.

There were no changes in our internal controls over financial reporting during the quarter ended April 2, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, we believe the measures we currently are implementing to improve our internal controls are reasonably likely to have a material impact on our internal controls over financial reporting in future periods.

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

We intend to use the net proceeds from this offering as follows:

•	between approximately $15 million and $18 million to finance the opening of additional studios;

•	to pay all of the indebtedness outstanding under our bank credit facility, approximately $3.6 million; and

•	the remaining net proceeds for other general corporate purposes, including working capital.

We also may use a portion of the net proceeds for the acquisition of complementary businesses or products in the event that an attractive opportunity presents itself in the future. We have no current agreements or commitments with respect to any acquisition. Pending application of the net proceeds, we will invest the net proceeds in short-term, investment-grade, interest-bearing securities.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
3.01(1)	Amended and Restated Certificate of Incorporation

3.02(3)	Amended and Restated Bylaws

4.01(2)	Form of Specimen Common Stock Certificate

4.03(1)	Investors’ Rights Agreement, dated May 12, 2000, by and among Design Within Reach, Inc. and the investors named therein

4.04(1)	Amendment to Investors’ Rights Agreement, dated May 8, 2003, by and among Design Within Reach, Inc. and the investors named therein

10.01(1)	Form of Indemnification Agreement entered into by Design Within Reach, Inc. and its directors and executive officers

10.02(1)	Sublease Agreement, dated October 23, 2003, by and between National Broadcasting Company, Inc. and Design Within Reach, Inc.

10.03(1)	Lease Agreement, dated October 2, 2003, by and between Dugan Financing LLC and Design Within Reach, Inc.

10.04(1)	Design Within Reach, Inc. 1999 Stock Plan, amended as of October 29, 2003

Exhibit Number	Exhibit Title
10.05(2)	Design Within Reach, Inc. 2004 Equity Incentive Award Plan

10.06(1)	Design Within Reach, Inc. Employee Stock Purchase Plan

10.07(1)	Credit Agreement, dated as of July 10, 2002, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.08(1)	First Amendment to Credit Agreement, dated as of July 30, 2003, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.09(1)	Second Amendment to Credit Agreement, dated as of November 18, 2003, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.10(1)	Private Label Credit Card Program Agreement, dated as of November 13, 2003, between World Financial Network National Bank and Design Within Reach, Inc.

10.11(1)	Offer of Employment Letter dated February 22, 2000 between Design Within Reach, Inc. and Wayne Badovinus

10.13(2)	Letter Agreement, dated February 9, 2004, by and between Design Within Reach, Inc. and JH Partners, LLC, formerly known as Jesse.Hansen&Co.

10.14(4)	Third Amendment to Credit Agreement, dated as of June 3, 2004, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.15(5)	Offer of Employment Letter dated June 1, 2004 between Design Within Reach, Inc. and Tara Poseley

10.16(5)	Form of Option Agreement under Design Within Reach, Inc. 2004 Equity Incentive Award Plan

31.01	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.02	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.

(2)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 1 to Registration Statement on Form S-1 (No. 333-113903) filed on May 17, 2004, as amended.

(3)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.

(4)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 3 to Registration Statement on Form S-1 (No. 333-113903) filed on June 10, 2004, as amended.

(5)	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 filed on February 17, 2005.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2005

/s/ WAYNE BADOVINUS
Wayne Badovinus President and Chief Executive Officer (Duly authorized Officer and Principal Executive Officer)