Form 10-Q
period 2005-07-02
DESIGN WITHIN REACH INC
filed 2005-08-16
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 4, 2005 was 13,893,291.

DESIGN WITHIN REACH, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Design Within Reach, Inc.

Condensed Balance Sheets

(unaudited)

(amounts in thousands, except per share info)

	July 2, 2005	January 1, 2005 (restated)	June 26, 2004 (restated)
ASSETS
Current assets
Cash and cash equivalents	$5,030	$1,075	$14
Investments	12,954	23,610	—
Accounts receivable (less allowance for doubtful accounts of $38, $36 and $61)	1,864	1,344	1,519
Inventory on hand	21,416	13,815	10,921
Inventory in transit	2,700	7,049	2,727
Prepaid catalog costs	1,315	1,862	984
Deferred income taxes, net of valuation allowance	5,910	1,512	1,430
Other current assets	5,755	2,352	1,073

Total current assets	56,944	52,619	18,666

Property and equipment, net	25,641	18,572	14,776
Non-current investments	—	2,016	—
Deferred income taxes, net of valuation allowance	1,201	887	706
Other non-current assets	533	526	467

Total assets	$84,319	$74,620	$34,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,455	$14,317	$8,672
Accrued expenses	6,591	4,668	3,438
Deferred revenue	1,657	2,014	2,121
Customer deposits and other liabilities	3,850	1,573	1,315
Bank credit facility	896	1,053	5,501
Capital lease obligation, current portion	112	112	112

Total current liabilities	24,561	23,737	21,159

Deferred rent and lease incentives	2,908	1,874	1,307
Capital lease obligation	83	140	195
Deferred income tax liabilities	1,249	867	500

Total liabilities	28,801	26,618	23,161

Stockholders’ equity
Preferred stock Series A – $1.00 par value; authorized 2,040 shares; issued and outstanding, none, none and 2,040, respectively	—	—	2,040
Preferred stock Series B – $1.00 par value; authorized 6,000 shares; issued and outstanding, none, none, and 3,359, respectively	—	—	10,044
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 13,739, 12,869 and 3,428	14	13	3
Additional paid-in capital	54,348	47,823	2,445
Deferred compensation	(1,151)	(1,574)	(1,900)
Accumulated other comprehensive income	(1,186)	482	—
Accumulated earnings (deficit)	3,493	1,258	(1,177)

Total stockholders’ equity	55,518	48,002	11,455

Total liabilities and stockholders’ equity	$84,319	$74,620	$34,617

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Earnings

(Unaudited)

(amounts in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net sales	$41,926	$28,223	$77,391	$50,736
Cost of sales	23,238	15,103	43,165	27,199

Gross margin	18,688	13,120	34,226	23,537
Selling, general and administrative expenses	15,194	10,896	28,177	19,617
Stock based compensation	149	149	304	225
Depreciation and amortization	1,269	710	2,336	1,285
Facility relocation costs	—	—	—	198

Earnings from operations	2,076	1,365	3,409	2,212
Interest income (expense)
Interest income	94	—	209	—
Interest expense	(29)	(51)	(38)	(83)

Earnings before income taxes	2,141	1,314	3,580	2,129
Income tax expense	791	508	1,345	821

Net earnings available to common stockholders	$1,350	$806	$2,235	$1,308

Net earnings per share:
Basic	$0.10	$0.23	$0.17	$0.38
Diluted	$0.09	$0.07	$0.15	$0.11
Weighted average shares used in calculation of net earnings per share:
Basic	13,828	3,476	13,479	3,419
Diluted	14,800	11,671	14,753	11,516

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Twenty-six weeks ended
	July 2, 2005	June 26, 2004
Cash flows from operating activities
Net earnings	$2,235	$1,308
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,336	1,285
Amortization of deferred compensation	304	225
Compensation associated with employee stock purchase plan	230	—
Change in assets and liabilities:
Accounts receivable	(520)	(899)
Inventory	(7,601)	111
Inventory in transit	4,349	(656)
Prepaid catalog	547	(370)
Deferred income taxes, net of valuation allowance	(229)	(805)
Other current assets	(3,403)	(393)
Other non-current assets	(7)	(356)
Accounts payable	(2,862)	2,143
Accrued expenses	1,923	724
Deferred revenue	(357)	1,434
Customer deposits and other liabilities	577	224
Deferred rent and lease incentives	1,034	721
Deferred income tax liabilities	382	101

Net cash (used in) provided by operating activities	(1,062)	4,797
Cash flows from investing activities
Purchases of property and equipment	(9,405)	(7,043)
Purchases of investments	12,704	—

Net cash (used in) provided by investing activities	3,299	(7,043)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to employee stock option plan	1,025	83
Proceeds from issuance of common stock, net of expenses	907	—
Net borrowing on bank credit facility	(157)	2,176
Repayments of long term obligations	(57)	(43)

Net cash provided by financing activities	1,718	2,216

Net increase (decrease) in cash and cash equivalents	3,955	(30)
Cash and cash equivalents at beginning of period	1,075	44

Cash and cash equivalents at end of period	$5,030	$14

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$1,559	$834
Interest	$38	$79

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

(amounts in thousands, except share and per share data)

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

The Company operates on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. The Company’s 2004 fiscal year ended on January 1, 2005 and its 2005 fiscal year will end on December 31, 2005. Fiscal year 2004 consisted of 53 weeks and fiscal year 2005 consists of 52 weeks.

Restatement of Cash and Cash Equivalents

In connection with the preparation of this report, the Company concluded that it was appropriate to classify its auction rate securities as marketable securities. Previously, such investments had primarily been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as investments in the Condensed Balance Sheets as of January 1, 2005. The impact of this restatement is as follows:

	As Reported	Adjustment	As Restated
Cash and Cash Equivalents	$21,141	$(20,066)	$1,075
Investments	3,544	$20,066	23,610

There was no impact on the Condensed Balance Sheets as of June 26, 2004.

Quarterly information (unaudited)

The accompanying unaudited condensed interim financial statements as of and for the fiscal quarters ended July 2, 2005 and June 26, 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended January 1, 2005. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the fiscal quarters ended July 2, 2005 and June 26, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Segment Reporting

The Company’s business is conducted in a single operating segment. The Company’s chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company’s entire operations for purposes of making operating decisions and assessing performance.

Stock-Based Compensation

In the second quarter 2005, the Company recorded approximately $149 in expenses associated with amortization resulting from the issuance of (1) 120 options to purchase common stock with an exercise price of $4.50 per share and an estimated fair market value of $10.00 per share granted in first quarter 2004 and (2) 366 options to purchase common stock with an exercise price of $7.00 per share and an estimated fair market value of $11.00 per share granted in first quarter 2004. Stock-based compensation was $149 in the second quarter of 2004. Stock based compensation for the aforementioned grants was $304 and $225 for the twenty-six weeks ended July 2, 2005, and June 26, 2004 respectively.

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
	(unaudited)		(unaudited)
Net earnings – as reported	$1,350	$806	$2,235	$1,308
Add: Total stock-based employee compensation expense included in reported net earnings, net of taxes	93	92	188	138
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of taxes	(355)	(165)	(619)	(250)

Pro forma net earnings	$1,088	$733	$1,804	$1,196

Basic earnings per share – as reported	$0.10	$0.23	$0.17	$0.38
Diluted earnings per share – as reported	$0.09	$0.07	$0.15	$0.11
Basic earnings per share – pro forma	$0.08	$0.21	$0.13	$0.35
Diluted earnings per share – pro forma	$0.07	$0.06	$0.12	$0.10

The fair value of option grants has been determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2005	June 26, 2004	June 2, 2005	June 26, 2004
	(unaudited)		(unaudited)
Risk-free interest rate	4%	4%	4%	4%
Expected volatility	35%	60%	35%	60%
Expected life (in years)	5	5	5	5
Dividend yield	—	—	—	—

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

The following table summarizes the incremental shares from potentially dilutive securities, calculated using the treasury stock method at the end of each fiscal period:

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
	(unaudited)		(unaudited)
Shares used to compute basic earnings per share	13,828	3,476	13,479	3,419
Add: Effect of dilutive securities
Preferred stock Series A	—	2,040	—	2,040
Preferred stock Series B	—	3,359	—	3,359
Effect of dilutive options outstanding	972	1,835	1,274	1,737
Warrants outstanding	—	961	—	961

Shares used to compute diluted earning per share	14,800	11,671	14,753	11,516

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The Company’s significant accounting estimates include estimates of market value used in calculating the value of inventory on a lower of cost or market basis, estimates of assumptions used in calculating the value of stock options, estimates of expected future cash flows used in the review for impairment of long-lived assets, estimates of the Company’s ability to realize its deferred tax assets which are also used to establish whether valuation allowances are needed on those assets, and estimates of returns used to calculate sales return reserves. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

New Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R (revised 2004),” Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS 123. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Based on the aforementioned effective date, the Company will begin expensing stock options granted to its employees in its Statement of Earnings using a fair-value based method effective the period beginning January 1, 2006. Adoption of the expensing requirements will increase the Company’s operating expenses.

Note 2 – Income Taxes

The Company’s effective tax rate was 36.9% and 38.7% for the thirteen weeks ended July 2, 2005 and June 26, 2004, respectively. The Company expects its effective tax rate to remain approximately the same for fiscal year 2005.

Note 3 – Related Party Transactions

The Company rents studio space from an affiliate of a significant stockholder of the Company and of the Company’s Chairman of the Board of Directors pursuant to a lease dated February 9, 2004. Rent expense related to this space for the thirteen weeks ended July 2, 2005 and June 26, 2004 was $25 and $25, respectively. The Company received consulting services from the same affiliate on a monthly basis. Consulting expense related to these services for the thirteen weeks ended July 2, 2005 and June 26, 2004 was $0 and $23, respectively.

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

Note 4 - Commitments

Operating lease obligations consist of office, studio and fulfillment center lease obligations. Capital lease obligation consists of an obligation for the lease of certain equipment. Between January 1, 2005 and July 2, 2005, the Company has entered into additional operating leases with additional minimum lease obligations of $28.4 million.

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

Overview

Design Within Reach is an integrated multi-channel provider of distinctive modern design furnishings and accessories. We market and sell our products to both residential and commercial customers through four integrated sales channels, consisting of our catalog, studios, website and direct sales force. We offer over 700 styles in numerous categories, including chairs, tables, workspace and outdoor furniture, lighting, floor coverings, beds and related accessories, bathroom fixtures, fans and other home and office accessories. Our policy of having products “in stock and ready to ship” is a departure from the approach taken by many other modern design furnishings retailers, which we believe typically requires customers to wait weeks or months to receive their products.

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

We have experienced significant growth in customers and net sales since our founding in 1998. We began selling products through our catalog and online in the second half of 1999, and we opened our first studio in November 2000. We generated a profit in each fiscal quarter from the second quarter of fiscal year 2001 through the second quarter of fiscal year 2005. In recent years, we have continued to increase sales across all distribution channels with particular growth in sales through our studios, which have increased in number from one at the end of 2001 to 33 studios operating in seventeen states at the end of 2004. We expect to open 18 to 22 new studios in each of fiscal years 2005 and 2006, and as of July 2, 2005, we had opened 18 of these new studios and had signed leases for 4 additional studios. We closed our Oakland, California studio during third quarter 2004, as the lease was ending and we acquired a superior location within the same market.

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

Results of Operations

Comparison of the thirteen weeks ended July 2, 2005 (Second Quarter 2005) to June 26, 2004 (Second Quarter 2004)

Net sales. During Second Quarter 2005, net sales increased $13.7 million, or 48.6%, to $41.9 million from $28.2 million in Second Quarter 2004. Approximately $11.4 million of this increase was due to increased studio sales, which resulted primarily from our opening 25 new studios since the end of Second Quarter 2004. Phone sales for Second Quarter 2005 were $6.5 million down 1.2% from $6.6 million in Second Quarter 2004. Online sales for Second Quarter 2005 increased 14.3% from Second Quarter 2004 to $7.0 million, primarily due to increased online marketing initiatives. The balance of the increase in net sales was primarily due to increased shipping and handling fees.

Cost of Sales. Cost of sales increased $8.1 million, or 53.6%, to $23.2 million in Second Quarter 2005 from $15.1 million in Second Quarter 2004. As a percentage of net sales, cost of sales increased to 55.4% in Second Quarter 2005 from 53.5% in Second Quarter 2004. The increase in cost of sales as a percentage of net sales in Second Quarter 2005 compared to Second Quarter 2004 was primarily a result of the strengthening of the Euro in relationship to the US Dollar. The dollar increase in cost of sales in Second Quarter 2005 was primarily attributable to the 48.6% increase in net sales during the same period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.3 million, or 39.4%, to $15.2 million in Second Quarter 2005 from $10.9 million in Second Quarter 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 36.2% in Second Quarter 2005 from 38.6% in Second Quarter 2004. The decrease in these expenses as a percentage of net sales resulted from leveraging catalog costs, fixed fulfillment center costs and corporate overhead expenses over increased net sales, partially offset by increases in costs associated with our studios, as the number of studios we have open has increased. The dollar increase in these expenses resulted primarily from the expenses associated with opening and operating new studios and costs associated with Sarbanes-Oxley compliance and the compensation expense related to our Employee Stock Purchase Plan, as well as increased variable handling costs as our total volume of sales increased. We opened 13 new studios during Second Quarter 2005, compared to eight new studios in Second Quarter 2004.

Stock based compensation. In Second Quarter 2005 and 2004, we recorded approximately $149,000 in non-cash expenses associated with the issuance of (1) 120,000 options to purchase common stock with an exercise price of $4.50 per share and an estimated fair market value of $10.00 per share granted in first quarter 2004 and (2) 366,250 options to purchase common stock with an exercise price of $7.00 per share and an estimated fair market value of $11.00 per share granted in first quarter 2004.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to approximately $1,269,000 in Second Quarter 2005 from approximately $710,000 in Second Quarter 2004. As a percentage of net sales, depreciation and amortization expenses increased to 3.0% of net sales in Second Quarter 2005 from 2.5% of net sales in Second Quarter 2004. These expenses increased as a result of significant increases in spending on capital assets associated with our new studio openings and improvements in our network infrastructure, such as investments in servers, desktop computers and related software licenses.

Interest Income. Interest income was $94,000 in Second Quarter 2005 and $0 in Second Quarter 2004.

Interest Expense. We incurred approximately $29,000 of interest expense in Second Quarter 2005 and $51,000 in Second Quarter 2004 related to short-term borrowings under our bank credit facility for working capital purposes and for capital expenditures associated with new studios.

Income Taxes. We recorded income tax expense of approximately $791,000 in Second Quarter 2005 and $508,000 in Second Quarter 2004. Our effective tax rate was 36.9% in Second Quarter 2005 and 38.7% Second Quarter 2004.

Net Earnings. As a result of the foregoing factors, net earnings increased to approximately $1,350,000, or 3.2% of net sales, in Second Quarter 2005 from approximately $806,000, or 2.9% of net sales, in Second Quarter 2004.

Comparison of Twenty-six weeks Ended July 2, 2005 to Twenty-six weeks Ended June 26, 2004

Net sales. During the twenty-six weeks ended July 2, 2005, net sales increased $26.7 million, or 52.5%, to $77.4 million from $50.7 million in the twenty-six weeks ended June 26, 2004. Approximately $21.1 million of this increase was due to increased studio sales, which resulted primarily from our opening 25 new studios since the end of Second Quarter 2004. Phone sales for the twenty-six weeks ended July 2, 2005 were $12.1 million, less than 1% down from phone sales in the twenty-six weeks ended June 26, 2004. Online sales for the twenty-six weeks ended July 2, 2005 increased 30.0% from the twenty-six weeks ended June 26, 2004 to $14.5 million, primarily due to increased online marketing. The balance of the increase in net sales was primarily due to shipping and handling fees.

Cost of Sales. Cost of sales increased $16.0 million, or 58.8%, to $43.2 million in the twenty-six weeks ended July 2, 2005 from $27.2 million in the twenty-six weeks ended June 26, 2004. As a percentage of net sales, cost of sales increased to 55.8% in the twenty-six weeks ended July 2, 2005 from 53.6% in the twenty-six weeks ended June 26, 2004. These increases as a percent to net sales was primarily due to the strengthening of the Euro in relation to the US Dollar. The dollar increase in cost of sales in the twenty-six weeks ended July 2, 2005 was primarily attributable to the 52.5% increase in net sales during the same period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.6 million, or 43.6%, to $28.2 million in the twenty-six weeks ended July 2, 2005 from $19.6 million in the twenty-six weeks ended June 26, 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 36.4% in the twenty-six weeks ended July 2, 2005 from 38.7% in the twenty-six weeks ended June 26, 2004. The decrease in these expenses as a percentage of net sales resulted from spreading catalog costs, fixed fulfillment center costs and corporate overhead expenses over increased net sales across all of our sales channels, partially offset by increases in costs associated with our studios, as the number of studios we have open has increased. The dollar increase in these expenses resulted primarily from the expenses associated with opening and operating new studios and costs associated with Sarbanes-Oxley compliance and the compensation expense related to our Employee Stock Purchase Plan, as well as increased variable handling costs as our total volume of sales increased. We opened 18 new studios during the twenty-six weeks ended July 2, 2005, compared to 10 new studios in the twenty-six weeks ended June 26, 2004.

Stock based compensation. In the twenty-six weeks ended July 2, 2005, we recorded approximately $304,000 in non-cash expenses associated with the issuance of (1) 120,000 options to purchase common stock with an exercise price of $4.50 per share and an estimated fair market value of $10.00 per share granted in first quarter 2004 and (2) 366,250 options to purchase common stock with an exercise price of $7.00 per share and an estimated fair market value of $11.00 per share granted in first quarter 2004. Stock based compensation was $225,000 in the twenty-six weeks ended June 26, 2004.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2.3 million in the twenty-six weeks ended July 2, 2005 from approximately $1.3 million in the twenty-six weeks ended June 26, 2004. As a percentage of net sales, depreciation and amortization expenses increased to 3.0% of net sales in the twenty-six weeks ended July 2, 2005 from 2.5% of net sales in the twenty-six weeks ended June 26, 2004. These expenses increased as a result of increases in spending on capital assets associated with our new studio openings and improvements in our network infrastructure, such as investments in servers, desktop computers and related software licenses.

Facility Relocation Costs. In the twenty-six weeks ended July 2, 2005, we incurred no costs associated with the relocation of our fulfillment operations from Union City, California to Hebron, Kentucky, compared to approximately $172,000 in such costs incurred in the twenty-six weeks ended June 26, 2004. We also incurred $26,000 in costs associated with the relocation of our headquarters from Oakland, California to San Francisco, California in the twenty-six weeks ended June 26, 2004.

Interest Income. Interest income was $209,000 and none in the twenty-six weeks ended July 2, 2005 and the twenty-six weeks ended June 26, 2004, respectively. Our interest income in the twenty-six weeks ended July 2, 2005 was generated by interest paid on our cash and cash equivalents.

Interest Expense. We incurred approximately $38,000 and $83,000 of interest expense in the twenty-six weeks ended July 2, 2005 and the twenty-six weeks ended June 26, 2004 related to short-term borrowings under our bank credit facility for working capital purposes and for capital expenditures associated with new studios.

Income Taxes. In the twenty-six weeks ended July 2, 2005, we recorded income tax expense of approximately $1,345,000. We had $821,000 income tax expense in the twenty-six weeks ended June 26, 2004. Our effective tax rate was 37.6% for the twenty-six weeks ended July 2, 2005 and 38.5% for the twenty-six weeks ended June 26, 2004.

Net Earnings. As a result of the foregoing factors, net earnings increased to $2,235,000, or 2.9% of net sales, in the twenty-six weeks ended July 2, 2005 from approximately $1,308,000, or 2.6% of net sales, in the twenty-six weeks ended July 26, 2004. Net earnings for the twenty-six weeks ended July 2, 2005 included no costs associated with the relocation of our fulfillment center and corporate headquarters, compared to approximately $198,000 in such costs incurred in the twenty-six weeks ended June 26, 2004.

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

Discussion of Cash Flows

For the twenty-six weeks ended July 2, 2005, cash and cash equivalents increased by approximately $4.0 million to approximately $5.0 million from approximately $1.0 million at January 1, 2005.

Net cash used by operating activities was approximately $1.1 million for the twenty-six weeks ended July 26, 2005, compared to $4.8 million provided by operating activities for the twenty-six weeks ended June 26, 2004. Net cash used by operating activities increased during the twenty-six weeks ended July 2, 2005 compared to the twenty-six weeks ended June 26, 2004 primarily because of an investment in inventory, prepaid inventory and the related decrease in accounts payable associated with this increased inventory level. These increases were partially offset by timing on our deferred rent liabilities.

Net cash provided by investing activities was $3.3 million for the twenty-six weeks ended July 2, 2005, compared to $7.0 million used in investing activities for the twenty-six weeks ended June 26, 2004. Net cash provided by investing activities increased during the twenty-six weeks ended July 2, 2005 compared to the twenty-six weeks ended June 26, 2004 primarily as we withdrew funds from our investment accounts to support the opening of 18 studios during the twenty-six weeks ended July 2, 2005 compared with the 10 studios we opened during the twenty-six weeks ended June 26, 2004.

Net cash provided by financing activities was $1.7 million for the twenty-six weeks ended July 2, 2005, compared to net cash provided by financing activities of $2.2 million for the twenty-six weeks ended June 26, 2004. In the twenty-six weeks ending July 2, 2005, our financing activities were impacted by approximately $907,000 raised in our secondary public offering that closed on March 15, 2005 and cash received upon exercise of employee stock options. The net cash provided by financing activities during the twenty-six weeks ended June 26, 2004 represents increases in borrowing on our line of credit and cash received upon exercise of employee stock options.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase.

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity as of July 2, 2005 consisted of: (1) $5.0 million in cash and cash equivalents; (2) $12.9 million in short-term investments; (3) our bank credit facility, consisting of a $9.0 million operating line of credit, of which nothing had been drawn down and $726,000 had been used for outstanding letters of credit as of July 2, 2005; and (4) cash we expect to generate from operations during this fiscal year. The amount available from the bank facility as of July 2, 2005 is $8.2 million.

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

In fiscal years 2005 and 2006, we anticipate that our investment in property and equipment will increase to between approximately $14.0 million and $15.0 million in each year, from $12.9 million in fiscal year 2004. This increase is a result of our planned opening of 18 to 22 new studios in each of fiscal years 2005 and 2006, the cost of which we expect to be between approximately $11 million and $12 million in each such fiscal year, as well as our planned investment of approximately $4.1 million in additional information systems and technology. We expect our investment in property and equipment in subsequent years to increase due to the continued

expansion of our studio channel. We plan to finance these investments in fiscal years 2005 and 2006 from cash flows from operations and our available cash resources.

The following table summarizes our future contractual obligations as of January 1, 2005:

	Payment due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$63,093	$7,881	$17,001	$15,591	$22,620
Capital lease obligation	273	131	142	—	—

Total	$63,366	$8,012	$17,143	$15,591	$22,620

(1)	Operating lease obligations consist of office, studio and fulfillment center lease obligations. Capital lease obligation consists of an obligation for the lease of certain equipment. Between January 2, 2005 and July 2, 2005, the Company has entered into additional operating leases with additional minimum lease obligations of $28.4 million.

In addition, our credit agreement with Wells Fargo HSBC Trade Bank, N.A., which we amended in June 2004, provides for a $9.0 million operating line of credit and a $2.5 million equipment line of credit. The $9.0 million operating line of credit is subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time to provide working capital and previously scheduled to expire on July 31, 2005. The Company has signed a three month extension with Wells Fargo HSBC Trade Bank, N.A. extending the term through October 31, 2005. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate plus 0.25%. The $2.5 million equipment line of credit was repaid in full in July 2004. Amounts borrowed under our credit agreement are secured by our accounts receivable, inventory and equipment. The credit agreement also sets forth a number of affirmative and negative covenants to which we must adhere, including financial covenants that require us to achieve positive net earnings in each quarter and limitations on capital expenditures. We are currently in compliance with all financial covenants under our credit agreement. We have borrowed funds under these lines of credit from time to time and periodically have repaid such borrowings with available cash.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are set forth below.

Revenue recognition. We recognize revenue on the date on which we estimate that the product has been received by the customer, and we record any payments received prior to the estimated date of receipt of the goods by the customer as deferred revenue until the estimated date of receipt. We use our third-party freight carrier information to estimate when delivery has occurred. Sales are recorded net of returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Although our actual returns historically have not differed materially from estimated returns, in the future, actual returns may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was approximately $906,000 as of July 2, 2005. We recognize net sales revenue for shipping and handling fees charged to customers at the time products are estimated to have been received by customers.

Shipping and handling costs. Shipping costs, which include inbound and outbound freight costs, are included in cost of sales. We record costs of shipping products to customers in our cost of sales at the time products are estimated to have been received by customers. Handling costs, which include fulfillment center expenses, call center expenses, and credit card fees, are included in selling, general and administrative expenses. Handling costs were approximately $1,800,000 for Second Quarter 2005. Our gross margin calculation may not be comparable to that of other entities, which may allocate all shipping and handling costs to cost of sales, resulting in lower gross margin, or to operating expenses, resulting in higher gross margin.

Inventory. Our inventory is valued at the lower of cost or market. Cost has been determined using the first in, first out method. We write down inventory for estimated damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. Although our actual inventory write-downs historically have not differed materially from estimated inventory write-downs, in the future, actual inventory write downs may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. As of July 2, 2005, estimated inventory write-downs amounted to approximately $1,000,000.

Stock-based compensation. We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As of December 27, 2003, we had not recognized any compensation expense for stock options in our financial statements, as all options granted up to that date have an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. During the First Quarter of 2004, we recognized approximately $76,000 in stock-based compensation expense, and we also recorded $2.1 million in deferred compensation. During Second Quarter 2005, we recognized approximately $149,000 in stock-based compensation expense. However, Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

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

Amortization of prepaid catalog costs. Prepaid catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs, for all of our direct response catalogs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual sales to the total of actual and estimated future sales on an individual catalog basis. The period of expected future benefit is calculated based on our projections of when approximately 90% of sales generated by the catalog will be made. Based on data we have collected, we historically have estimated that catalogs have a period of expected future benefit of two to four months. The period of expected future benefit of our catalogs would decrease if we were to publish new catalogs more frequently in each year, or increase if we published them less frequently. Prepaid catalog costs are evaluated for realizability at the end of each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. We account for consideration received from our vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received from such vendors were approximately $179,000 for Second Quarter 2005. The balance of prepaid catalog costs at July 2, 2005 was $1.3 million.

Valuation of long-lived assets. Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate the net book value may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows from use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the assets and their estimated fair values. We did not record any impairment charges in the Second Quarter 2005.

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

The Company is addressing the matters identified by Grant Thornton LLP as a general matter by undertaking to formalize and document internal control procedures as appropriate, hire additional accounting staff, and have our financial and accounting personnel obtain additional training in public company reporting matters. Our response to the specific matters identified by Grant Thornton LLP is as follows. With respect to the balance sheet restatement, once the matter was identified by Grant Thornton LLP the restatement was effected, and in-transit inventory is now accurately reflected in our financial statements.

With respect to documentation of our internal control procedures, we have developed a plan defining the scope of work necessary to appropriately document our internal control procedures as part of our Sarbanes-Oxley Section 404 certification process. We then plan to have documentation in place by September 2005, with testing of our procedures to begin with respect to the fiscal quarter ending October 1, 2005. We are required to be Section 404 compliant by December 31, 2005.

With respect to inadequate segregation of duties, we have reviewed with Grant Thornton LLP their principal areas of concern. In November 2004, we hired a financial reporting analyst, whose responsibilities include reviewing monthly financial statements with senior management. We plan to continue to address this matter by hiring additional employees with finance, accounting or tax expertise, which will allow us to reassign responsibilities among other accounting personnel. We intend to hire a new tax compliance employee during the second half of fiscal year 2005.

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

In May 2005, we converted our existing information technology systems to a new, custom-built system. We encountered problems with the conversion, due in large part to the absence of rigorous testing of the new systems prior to implementation. In particular, the new systems do not contain mechanisms to automatically identify and correct or reject erroneous or incomplete data. These problems resulted in delays in finalizing our financial results for the quarter ended July 2, 2005 and an inability to adequately reconcile our cash balances. We conducted manual reconciliations of entries in order to satisfy ourselves as to the accuracy of the financial statements for the quarter ended July 2, 2005. We intend to continue to address and rectify systems conversion matters during the balance of the fiscal year ending December 31, 2005. We intend to continue to perform this manual reconciliation process until we adequately resolve the systems conversion issues. The foregoing constitutes a material weakness in the effectiveness of our internal controls over financial reporting.

As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures as of July 2, 2005. Based on the foregoing, our Chief Executive Officer and Chief Financial

Officer determined that the deficiencies described above could cause our disclosure controls and procedures to be not fully effective at a reasonable assurance level.

Our Chief Executive Officer and Chief Financial Officer did not note any other material weakness or significant deficiencies in our disclosure controls and procedures during their evaluation. We continue to improve and refine our internal controls. This process is ongoing, and will continue during the fiscal year ending December 31, 2005 as part of our Section 404 certification process.

Other than described above, there were no changes in our internal controls over financial reporting during the quarter ended July 2, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, we believe the measures we currently are implementing to improve our internal controls are reasonably likely to have a material impact on our internal controls over financial reporting in future periods.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

Dated: August 16, 2005

/s/ KEN LA HONTA
Ken La Honta
Chief Financial Officer and Secretary
(Duly authorized Officer and Principal Financial Officer)