Form 10-Q
period 2005-10-01
DESIGN WITHIN REACH INC
filed 2005-11-15
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 8, 2005 was 13,957,120.

DESIGN WITHIN REACH, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2005

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Design Within Reach, Inc.

Condensed Balance Sheets

(amounts in thousands, except per share data)

	October 1, 2005 (unaudited)	January 1, 2005	September 25, 2004 (unaudited)
		(restated)	(restated)
ASSETS
Current assets
Cash and cash equivalents	$6,317	$1,075	$1,036
Investments	7,750	23,610	21,350
Accounts receivable (less allowance for doubtful accounts of $15, $36 and $76)	2,356	1,344	1,487
Inventory on hand	24,876	13,815	13,276
Inventory in transit	2,571	7,049	2,726
Prepaid catalog costs	1,550	1,862	1,732
Deferred income taxes, net of valuation allowance	5,771	1,512	970
Other current assets	6,017	2,352	1,061

Total current assets	57,208	52,619	43,638

Property and equipment, net	25,427	18,572	16,484
Non-current investments	—	2,016	2,009
Deferred income taxes, net of valuation allowance	1,201	887	811
Other non-current assets	552	526	553

Total assets	$84,388	$74,620	$63,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,229	$14,317	$8,604
Accrued expenses	3,797	4,668	3,296
Deferred revenue	2,129	2,014	2,162
Customer deposits and other liabilities	2,975	1,573	1,387
Bank credit facility	1,974	1,053	—
Capital lease obligation, current portion	112	112	112

Total current liabilities	24,216	23,737	15,561

Deferred rent and lease incentives	3,180	1,874	1,559
Capital lease obligation	54	140	168
Deferred income tax liabilities	1,249	867	438

Total liabilities	28,699	26,618	17,726

Stockholders’ equity
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 13,856, 12,869 and 12,857	17	13	13
Additional paid-in capital	54,616	47,823	47,825
Deferred compensation	(905)	(1,574)	(1,751)
Accumulated other comprehensive income (loss)	(1,091)	482	(47)
Accumulated earnings (deficit)	3,052	1,258	(271)

Total stockholders’ equity	55,689	48,002	45,769

Total liabilities and stockholders’ equity	$84,388	$74,620	$63,495

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Earnings

(Unaudited)

(amounts in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
Net sales	$39,442	$30,146	$116,833	$80,882
Cost of sales	22,150	16,096	65,315	43,294

Gross margin	17,292	14,050	51,518	37,588
Selling, general and administrative expenses (including compensation expense related to noncash stock transactions)	16,826	11,703	45,002	31,320
Amortization of stock-based deferred compensation	141	149	445	374
Depreciation and amortization	1,820	775	4,156	2,060
Facility relocation costs	—	—	—	198

Earnings (loss) from operations	(1,495)	1,423	1,915	3,636
Other income (expense)
Other income	284	—	284	—
Interest income	80	58	289	58
Interest expense	(13)	(9)	(51)	(92)

Earnings (loss) before income taxes	(1,144)	1,472	2,437	3,602
Income tax expense (benefit)	(703)	566	642	1,387

Net earnings (loss)	$(441)	$906	$1,795	$2,215

Net earnings (loss) per share:
Basic	$(0.03)	$0.07	$0.13	$0.34
Diluted	$(0.03)	$0.06	$0.12	$0.18
Weighted average shares used in calculation of net earnings per share:
Basic	13,931	12,643	13,630	6,493
Diluted	13,931	14,636	14,755	12,556

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Thirty-nine weeks ended
	October 1, 2005	September 25, 2004
Cash flows from operating activities
Net earnings	$1,795	$2,215
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,156	2,060
Amortization of stock-based deferred compensation	445	374
Compensation associated with employee stock purchase plan and accelerated vesting of stock options	357	—
Proceeds from early termination of lease	284	—
Change in assets and liabilities:
Accounts receivable	(1,012)	(867)
Inventory	(11,199)	(2,244)
Inventory in transit	4,478	(654)
Prepaid catalog	312	(1,118)
Deferred income taxes, net of valuation allowance	(197)	(450)
Other current assets	(3,667)	(382)
Other non-current assets	(26)	(442)
Accounts payable	(1,085)	2,073
Accrued expenses	(883)	579
Deferred revenue	114	1,475
Customer deposits and other liabilities	56	296
Deferred rent and lease incentives	1,306	972
Deferred income tax liabilities	382	40

Net cash (used in) provided by operating activities	(4,384)	3,927
Cash flows from investing activities
Net purchases of property and equipment	(11,298)	(9,570)
Purchases of investments	—	(23,359)
Sales of investments	17,908	—

Net cash provided by (used in) investing activities	6,610	(32,929)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to employee stock option plan	1,274	107
Proceeds from warrant exercises	—	1,442
Proceeds from issuance of common stock, net of expenses	907	31,840
Net borrowing (repayment) on bank credit facility	921	(3,325)
Repayments of long term obligations	(86)	(70)

Net cash provided by financing activities	3,016	29,994

Net increase in cash and cash equivalents	5,242	992
Cash and cash equivalents at beginning of period	1,075	44

Cash and cash equivalents at end of period	$6,317	$1,036

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$1,761	$1,296
Interest	$51	$108
Non cash investing and financing activities:
Forfeiture of stock options related to deferred compensation	$105	$—

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

(amounts in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies

Design Within Reach, Inc. (the “Company”) was incorporated in California in November 1998 and reincorporated in Delaware in March 2004. The Company is an integrated multi-channel provider of distinctive modern design furnishings and accessories. The Company markets and sells its products to both residential and commercial customers through three sales channels consisting of its catalog, studios, and website. The Company sells its products directly to customers throughout the United States.

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

In connection with the preparation of its financial statements for the quarter ended July 2, 2005, the Company concluded that it was appropriate to classify its auction rate securities as marketable securities. Previously, such investments had primarily been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as investments in the Condensed Balance Sheets:

	As Reported	Adjustment	As Restated
As of January 1, 2005:
Cash and Cash Equivalents	$21,141	$(20,066)	$1,075
Investments	3,544	20,066	23,610
As of September 25, 2004:
Cash and Cash Equivalents	$20,884	$(19,848)	$1,036
Investments	1,502	19,848	21,350

Quarterly information (unaudited)

The accompanying unaudited condensed interim financial statements as of and for the fiscal quarters ended October 1, 2005 and September 25, 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended January 1, 2005. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the fiscal periods ended October 1, 2005 and September 25, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Segment Reporting

The Company’s business is conducted in a single operating segment. The Company’s chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company’s entire operations for purposes of making operating decisions and assessing performance.

Inventories

Inventory on hand consists primarily of finished goods purchased from third-party manufacturers. Inventory on hand cost is computed using an average cost method and is carried at the lower of cost or market. As of October 1, 2005 and September 25, 2004, inventory was $24,876 and $13,276, net of write-downs of $1,590 and $940, respectively. Inventory in transit consists of purchased goods from third-party manufacturers which are shipments in transit as of the respective reporting dates. Inventory in transit is carried at actual cost. As of October 1, 2005 and September 25, 2004, the Company recorded inventory in transit of $2,571 and $2,726, respectively.

Amortization of Stock-Based Deferred Compensation

In the Third Quarter 2005, the Company recorded approximately $141 in expenses associated with amortization resulting from the issuance of (1) 120 options to purchase common stock with an exercise price of $4.50 per share and an estimated fair market value of $10.00 per share granted in first quarter 2004 and (2) 366 options to purchase common stock with an exercise price of $7.00 per share and an estimated fair market value of $11.00 per share granted in first quarter 2004. Stock-based compensation was $149 in the third quarter of 2004. Stock based compensation for the aforementioned grants was $445 and $374 for the thirty-nine weeks ended October 1, 2005 and September 25, 2004 respectively.

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Statement No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” and related interpretations. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Thirteen weeks Ended		Thirty-nine weeks Ended
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
	(unaudited)		(unaudited)
Net earnings (loss) – as reported	$(441)	$906	$1,795	$2,215
Add: Total stock-based employee compensation expense included in reported net earnings (loss), net of taxes	87	92	275	230
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of taxes	(350)	(207)	(907)	(455)

Pro forma net earnings (loss)	$(704)	$791	$1,163	$1,990

Basic earnings (loss) per share – as reported	$(0.03)	$0.07	$0.13	$0.34
Diluted earnings (loss) per share – as reported	$(0.03)	$0.06	$0.12	$0.18
Basic earnings (loss) per share – pro forma	$(0.05)	$0.06	$0.09	$0.31
Diluted earnings (loss) per share – pro forma	$(0.05)	$0.05	$0.08	$0.16

The fair value of option grants has been determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Thirteen weeks Ended		Thirty-nine weeks Ended
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
	(unaudited)		(unaudited)
Risk-free interest rate	5%	4%	4%	4%
Expected volatility	64%	65%	46%	34%
Expected life (in years)	5	5	5	5
Dividend yield	—	—	—	—

Other Income

In the Third Quarter 2005, the Company recorded $284 as other income associated with the early termination of a warehouse lease arrangement at the option of the landlord.

Comprehensive Income

Comprehensive income for the thirteen and thirty-nine weeks ended October 1, 2005 and September 25, 2004 was as follows:

	Thirteen weeks Ended		Thirty-nine weeks Ended
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
	(unaudited)		(unaudited)
Net earnings (loss)	$(441)	$906	$1,795	$2,215
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(4)	(7)	(12)	(7)
Unrealized gain (loss) on derivatives	(91)	(40)	(1,585)	(40)

Comprehensive income (loss)	$(536)	$859	$198	$2,168

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

	Thirteen weeks Ended		Thirty-nine weeks Ended
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
	(unaudited)		(unaudited)
Shares used to compute basic earnings per share	13,931	12,643	13,630	6,493
Add: Effect of dilutive securities
Preferred stock Series A	—	45	—	1,375
Preferred stock Series B	—	74	—	2,264
Effect of dilutive options outstanding	—	1,853	1,125	1,776
Warrants outstanding	—	21	—	648

Shares used to compute diluted earnings per share	13,931	14,636	14,755	12,556

For the thirteen weeks ended October 1, 2005, effects of dilutive options outstanding, approximately 833 shares, have been excluded from the calculation because inclusion of such shares would be antidilutive.

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

New Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS 123. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Based on the aforementioned effective date, the Company will begin expensing stock options granted to its employees in its Statement of Earnings using a fair-value based method effective the period beginning January 1, 2006. Adoption of the expensing requirements will increase the Company’s operating expenses. In April 2005, Staff Accounting Bulletin (SAB) 107 was released by the Securities and Exchange Commission which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The provisions of this statement will be effective as of January 1, 2006. The Company is evaluating the alternatives under the guidance and has yet to determine the impact of adoption.

In May of 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections” which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. These changes are accounted for in the period of change and future periods, as applicable, and may be made only if the new accounting principle is preferable. This Statement is effective for accounting principles changed on or after January 1, 2006.

Note 2 – Income Taxes

In the third quarter, the Company changed its effective tax rate to 28.4% for the remainder of the year due to a higher proportion of tax-free interest income received from municipal bonds relative to taxable income and the true up of state tax rates applied. The Company anticipates the 28.4% effective tax rate to remain through fiscal 2005. The effective tax rate at the end of the third quarter 2004 was 38.5%. The Company is currently being audited by the Internal Revenue Service for their 2003 income tax returns filed. The outcome is not yet determined.

Note 3 – Bank Credit Facility

The Company amended its secured revolving line of credit agreement with Wells Fargo HSBC Trade Bank (“the Bank”) to extend the expiration date to November 30, 2005. As of October 1, 2005, the Company was in violation of a covenant to achieve positive net earnings. On November 11, 2005, the Company obtained a waiver of default from the bank related to the breached covenant. The waiver is valid through October 1, 2005. Management intends to restructure the line of credit agreement with the Bank upon expiration.

Note 4 – Related Party Transactions

The Company rents studio space from an affiliate of a significant stockholder of the Company and member of the Board of Directors pursuant to a lease dated February 9, 2004. Rent expense related to this space was $25 for both the thirteen weeks ended October 1, 2005 and September 25, 2004. Rent expense related to this space was $75 for both the thirty-nine weeks ended October 1, 2005 and September 25, 2004. The Company received consulting services from the same affiliate on a monthly basis. Consulting expense related to these services for the thirteen weeks ended October 1, 2005 and September 25, 2004 was $0 and $8, respectively.

From 2002 through 2004, a former member of management served on the board of directors of an information systems vendor which supplied the Company with design, programming and development services for a computer system. During this time, the Company spent approximately $2.1 million with this vendor. The former member of management resigned from the board of directors of the vendor effective in April 2004. The Company continues to purchase goods from, and use the services of, the systems vendor until functional upgrades are no longer needed. Cumulative amounts paid to the vendor from the inception of services through October 1, 2005 were approximately $4.8 million.

In fiscal 2004, the Company combined its print buying with NapaStyle, Inc., in order to obtain beneficial pricing with the printer of the Company’s catalog. In order to obtain the best pricing, the Company guaranteed NapaStyle, Inc.’s payments to the printer. NapaStyle Inc. owed the Company approximately $121 which was repaid to the Company in full on July 9, 2004. The Company no longer guarantees NapaStyle Inc.’s payments to the printer. The Company’s Chairman and another one of the members of its Board of Directors are members of the board of directors of NapaStyle, Inc., and some of the Company’s significant stockholders also are stockholders of NapaStyle, Inc.

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

Note 5 – Commitments

Operating lease obligations consist of office, studio and fulfillment center lease obligations. Capital lease obligation consists of an obligation for the lease of certain equipment. Between January 1, 2005 and October 1, 2005, the Company has entered into additional operating leases with additional minimum lease obligations of $33.6 million.

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

Overview

Design Within Reach, Inc. is an integrated multi-channel provider of distinctive modern design furnishings and accessories. We market and sell our products to both residential and commercial customers through three integrated sales channels, consisting of our catalog, studios, and website. We offer over 800 collections in numerous categories, including chairs, tables, workspace and outdoor furniture, lighting, floor coverings, beds and related accessories, bathroom fixtures, fans and other home and office accessories. In September 2005, we introduced an exclusive bedding collection to our product assortment. In October 2005, the Company launched a comprehensive product assortment of furnishings and accessories for babies and children called “DWRjax”. Our policy of having products “in stock and ready to ship” is a departure from the approach taken by many other modern design furnishings retailers, which we believe typically requires customers to wait weeks or months to receive their products.

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

We have experienced significant growth in customers and net sales since our founding in 1998. We began selling products through our catalog and online in the second half of 1999, and we opened our first studio in November 2000. In recent years, we have continued to increase sales across all distribution channels with particular growth in sales through our studios, which have increased in number from one at the end of 2001 to 52 studios operating in twenty-one states as of October 1, 2005. We expect to open 3 new studios in the remainder of 2005 and 10 to 15 new studios in 2006. As of October 1, 2005, we had signed leases for 4 additional studios. We closed our Oakland, California studio during third quarter 2004, as the lease was ending and we acquired a superior location within the same market.

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

In January 2004, we moved our fulfillment operations from Union City, California to Hebron, Kentucky. The new facility, at approximately 317,000 square feet, is nearly 100,000 square feet larger than our previous Union City facility. We expect this facility to support our distribution capacity needs for at least the next three years. We support all of our sales channels through the new fulfillment center, and the vast majority of our inventory is received and distributed through it. Approximately 7% of our merchandise is shipped directly by the manufacturers to our customers. In February 2004, we moved our corporate headquarters from an approximately 23,000 square foot facility in Oakland, California to an approximately 59,000 square foot facility in downtown San Francisco, California. We expect that this headquarters facility will provide us with adequate space for growth for at least the next five years. In fiscal year 2004, we incurred approximately $172,000 in costs associated with the relocation of our fulfillment center operations and approximately $26,000 in costs associated with the relocation of our headquarters. No further relocation costs are expected with respect to these matters.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and the Nasdaq National Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are also in the process of evaluating our internal control structure in relation to Section 404 of the Sarbanes-Oxley Act and, pursuant to this section, we will be required to include management and auditor reports on internal controls as part of our annual report for the year ending December 31, 2005. We will incur additional costs in, and dedicate significant resources toward, remediating known material weaknesses in internal controls over financial reporting and complying with the requirements, which may divert management’s attention from, and which may in turn adversely affect, our business. We also expect these new laws, rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We are currently evaluating and monitoring developments with respect to these new laws, rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Results of Operations

Comparison of the thirteen weeks ended October 1, 2005 (Third Quarter 2005) to September 25, 2004 (Third Quarter 2004)

Net sales. Net sales increased $9.3 million, or 31%, in the Third Quarter 2005, compared to the Third Quarter 2004. An approximate increased amount of $8.2 million and increase of 55% was due to increased studio sales, resulted primarily from a 55% growth in the number of studios. We expanded our number of studios from 29 at the end of the Third Quarter 2004 to 52 by the end of the Third Quarter 2005. Online sales increased 19.0% in the Third Quarter 2005 primarily due to increased online marketing initiatives including search optimization and more strategic use of email databases which increased the number of hits on our website by 40%. Phone sales were down 18% in the Third Quarter 2005 due to the increase of sales in other channels. Shipping and handling fees received from customers for delivery of merchandise increased 36% primarily related to sales volumes.

	Thirteen weeks Ended
(in millions)	October 1, 2005	% of Net Sales	September 25, 2004	% of Net Sales	Change	% Change
Studio Sales	$23.1	58.6%	$14.9	49.5%	$8.2	55%
Online Sales	6.9	17.5%	5.8	19.3%	1.1	19%
Phone Sales	5.2	13.2%	6.3	20.9%	(1.1)	(18)%
Shipping and Handling Fees	4.2	10.7%	3.1	10.3%	1.1	36%

Net Sales	$39.4	100%	$30.1	100%	$9.3	31%

Cost of Sales. Cost of sales increased $6.0 million, or 37.3%, to $22.1 million in the Third Quarter 2005 from $16.1 million in the Third Quarter 2004. As a percentage of net sales, cost of sales increased to 56.2% in the Third Quarter 2005 from 53.4% in Third Quarter 2004, a 2.8 percentage point increase. Of this increase, 2.3 percentage points relates to additional sales volume. Other factors effecting the percentage of net sales increase relate to the effect of the appreciation of the euro against the U.S. dollar and product returns.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $5.1 million, or 44%, to $16.8 million in the Third Quarter 2005 from $11.7 million in the Third Quarter 2004. As a percentage of net sales, SG&A expenses increased to 42.6% in the Third Quarter 2005 from 38.8% in the Third Quarter 2004. Increased amounts in salaries and benefits and occupancy and related expenses are primarily due to studio growth which increased from 29 at the end of the Third Quarter 2004 to 52 at the end of the Third Quarter 2005. These expenses are expected to increase in future periods with studio expansion and growth. Other variable expenses consist of fulfillment, information systems and telecommunications, merchant and bank fees, and miscellaneous expenses. The increase in variable costs primarily corresponds to an approximate 31% increase in sales volume from the Third Quarter 2004 to the Third Quarter 2005. The Company anticipates information system expenses to increase in the future as non-capitalizable costs related to the implementation of a new computer system increase. The increase in professional fees, consisting of accounting, legal, consulting, and Sarbanes-Oxley compliance related fees, is primarily due to an approximate $730,000 in consulting costs for Sarbanes-Oxley compliance and systems conversion—items which did not exist in 2004. The following table details SG&A expenses:

	Thirteen weeks Ended
(in millions)	October 1, 2005	% of Net Sales	September 25, 2004	% of Net Sales	Change	% Change
Salaries and benefits	$6.7	17.0%	$4.8	15.9%	$1.9	40%
Occupancy and related expense	3.8	9.6%	2.1	7.0%	1.7	81%
Catalog, advertising and promotion	2.8	7.1%	2.6	8.6%	0.2	8%
Other variable expenses related to volume	2.5	6.3%	2.0	6.6%	0.5	25%
Professional – legal, consulting, SOX	1.0	2.5%	0.2	0.7%	0.8	400%

Total SG&A	$16.8	42.6%	$11.7	38.8%	$5.1	44%

Amortization of stock-based deferred compensation. In the Third Quarter 2005 and 2004, we recorded approximately $141,000 and $149,000, respectively, in non-cash expenses associated with the issuance of (1) 120,000 options to purchase common stock with an exercise price of $4.50 per share and an estimated fair market value of $10.00 per share granted in the First Quarter 2004 and (2) 366,250 options to purchase common stock with an exercise price of $7.00 per share and an estimated fair market value of $11.00 per share granted in first quarter 2004.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to approximately $1,820,000 in the Third Quarter 2005 from approximately $775,000 in the Third Quarter 2004. As a percentage of net sales, depreciation and amortization expenses increased to 4.6% of net sales in the Third Quarter 2005 from 2.6% of net sales in the Third Quarter 2004. These expenses increased as a result of significant increases in spending on capital assets associated with our new studio openings and improvements in our network infrastructure, such as investments in servers, desktop computers and related software licenses.

Other Income/Expense. In the Third Quarter 2005, we recorded other income of approximately $284,000 as proceeds from an early termination of a warehouse lease arrangement at the option of the landlord. Interest income was approximately $80,000 in the Third Quarter 2005 and $58,000 in the Third Quarter 2004. We incurred approximately $13,000 of interest expense in the Third Quarter 2005 and $9,000 in the Third Quarter 2004 related to short-term borrowings under our bank credit facility for working capital purposes and for capital expenditures associated with new studios.

Income Taxes. In the Third Quarter 2005, management reviewed projected taxable income and our effective tax rate for the remainder of fiscal 2005 in which certain adjustments to income taxes were made to reflect the changes. We recorded an income tax benefit of approximately $703,000 in the Third Quarter 2005 and income tax expense of approximately $566,000 in the Third Quarter 2004. Our projected effective tax rate was changed to 28.4% due to a higher proportion of tax-free interest income received from municipal bonds relative to other income and trued up state tax rates. Our effective tax rate at the end of the Third Quarter 2004 was 38.5%.

Net Earnings/Losses. As a result of the foregoing factors, net earnings of $906,000 in the Third Quarter 2004 decreased approximately $1,347,000 to an approximate $441,000 earnings loss in the Third Quarter 2005.

Comparison of Thirty-nine weeks Ended October 1, 2005 to Thirty-nine weeks Ended September 25, 2004

Net sales. Net sales increased $36.0 million, or 44.4%, during the thirty-nine weeks ended October 1, 2005 compared to the thirty-nine weeks ended September 25, 2004. Approximately $28.6 million of this increase was due an increase in studio sales. The increase in part is primarily due to the expansion of studios from 29 at the end of the Third Quarter 2004 to 52 by the end of the Third Quarter 2005. Online sales increased 26% during the thirty-nine weeks ended October 1, 2005 primarily due to increased online marketing initiatives including search optimization and more strategic use of email databases which increased the number of hits on our website by 40%. Phone sales decreased 6.6% during the thirty-nine weeks ended October 1, 2005 due to the increase in sales in other channels. Shipping and handling fees received from customers for delivery of merchandise increased 50% primarily related to undiscounted sales volumes.

	Thirty-nine weeks Ended
(in millions)	October 1, 2005	% of Net Sales	September 25, 2004	% of Net Sales	Change	% Change
Studio Sales	$65.7	56.3%	$37.1	45.9%	$28.6	77%
Online Sales	21.4	18.3%	17.0	21.0%	4.4	26%
Phone Sales	17.3	14.8%	18.5	22.8%	(1.2)	(6)%
Shipping and Handling Fees	12.4	10.6%	8.3	10.3%	4.1	49%

Net Sales	$116.8	100%	$80.9	100%	$35.9	44%

Cost of Sales. Cost of sales increased $22.0 million, or 50.9%, to $65.3 million in the thirty-nine weeks ended October 1, 2005 from $43.3 million in the thirty-nine weeks ended September 25, 2004. As a percentage of net sales, cost of sales increased to 55.9% in the thirty-nine weeks ended October 1, 2005 from 53.5% in the thirty-nine weeks ended September 25, 2004, a 2.4 percentage point increase. Of this increase, 2.1 percentage points relates to additional sales volume. Other factors effecting the percentage of net sales increase relate to the effect of the appreciation of the euro against the U.S. dollar and product returns.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased $13.7 million, or 43.8%, to $45.0 million in the thirty-nine weeks ended October 1, 2005 from $31.3 million in the thirty-nine weeks ended September 25, 2004. As a percentage of net sales, SG&A expenses decreased to 38.5% in the thirty-nine weeks ended October 1, 2005 from 38.7% in the thirty-nine weeks ended September 25, 2004 primarily due to leveraging our catalog, advertising and promotions expense. Increased amounts in salaries and benefits and occupancy and related expenses are primarily due to studio growth which increased from 29 at the end of the Third Quarter 2004 to 52 at the end of the Third Quarter 2005. These expenses are expected to increase in future periods with studio expansion and growth. Other variable expenses consist of fulfillment, information systems and telecommunications, merchant and bank fees, and miscellaneous expenses. The increase in variable costs primarily corresponds to a 30.8% increase in sales volume to the thirty-nine weeks ended October 1, 2005 from the thirty-nine weeks ended September 25, 2004. The Company anticipates information system expenses to increase in the future as non-capitalizable costs related to the implementation of a new computer system increase. The increase in professional fees, consisting of accounting, legal, consulting, and Sarbanes-Oxley compliance related fees, is primarily due to an approximate $1.2 million in consulting costs for Sarbanes-Oxley compliance and systems conversion—items which did not exist in 2004. The following table details SG&A expenses:

	Thirty-nine weeks Ended
(in millions)	October 1, 2005	% of Net Sales	September 25, 2004	% of Net Sales	Change	% Change
Salaries and benefits	$18.3	15.7%	$12.3	15.2%	$6.0	49%
Occupancy and related expense	9.8	8.4%	5.5	6.8%	4.3	78%
Catalog, advertising and promotion	8.5	7.3%	7.7	9.5%	0.8	10%
Other variable expenses related to volume	6.8	5.8%	5.4	6.7%	1.4	26%
Professional – legal, consulting, SOX	1.6	1.4%	0.4	0.5%	1.2	300%

Total SG&A	$45.0	38.6%	$31.3	38.7%	$13.7	44%

Amortization of stock-based deferred compensation. In the thirty-nine weeks ended October 1, 2005, we recorded approximately $445,000 in non-cash expenses associated with the issuance of (1) 120,000 options to purchase common stock with an exercise price of $4.50 per share and an estimated fair market value of $10.00 per share granted in the First Quarter 2004 and (2) 366,250 options to purchase common stock with an exercise price of $7.00 per share and an estimated fair market value of $11.00 per share granted in first quarter 2004. Stock based compensation was $374,000 in the thirty-nine weeks ended September 25, 2004.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $4.2 million in the thirty-nine weeks ended October 1, 2005 from approximately $2.1 million in the thirty-nine weeks ended September 25, 2004. As a percentage of net sales, depreciation and amortization expenses increased to 3.6% of net sales in the thirty-nine weeks ended October 1, 2005 from 2.5% of net sales in the thirty-nine weeks ended September 25, 2004. These expenses increased as a result of increases in spending on capital assets associated with new studio openings and improvements in our network infrastructure, such as investments in servers, desktop computers and related software licenses.

Facility Relocation Costs. In the thirty-nine weeks ended October 1, 2005, we incurred no costs associated with the relocation of our fulfillment operations from Union City, California to Hebron, Kentucky, compared to approximately $198,000 in such costs incurred in the thirty-nine weeks ended September 25, 2004. We also incurred $26,000 in costs associated with the relocation of our headquarters from Oakland, California to San Francisco, California in the thirty-nine weeks ended September 25, 2004.

Other Income/Expense. We recorded other income of approximately $284,000 as proceeds from an early termination of a warehouse lease arrangement at the option of the landlord in the thirty-nine weeks ended October 1, 2005. No other income was recorded for the thirty-nine weeks ended September 25, 2004. Interest income was $289,000 and $58,000 in the thirty-nine weeks ended October 1, 2005 and the thirty-nine weeks ended September 25, 2004, respectively. Our interest income for both thirty-nine week periods was generated by interest paid on our cash and cash equivalents. We incurred approximately $51,000 and $92,000 of interest expense in the thirty-nine weeks ended October 1, 2005 and the thirty-nine weeks ended September 25, 2004, respectively, related to short-term borrowings under our bank credit facility for working capital purposes and for capital expenditures associated with new studios.

Income Taxes. In the Third Quarter 2005, management reviewed projected taxable income and our effective tax rate for the remainder of fiscal 2005 in which certain adjustments to income taxes were made to reflect the changes. We recorded income tax expense of approximately $642,000 and $1,387,000 in the thirty-nine weeks ended October 1, 2005 and September 25, 2004, respectively. Our projected effective tax rate was changed to 28.4% due to a higher proportion of tax-free interest income received from municipal bonds relative to other income and trued up state tax rates. Our effective tax rate at the end of the Third Quarter 2004 was 38.5%.

Net Earnings/Losses. As a result of the foregoing factors, net earnings decreased to $1.8 million, or 1.5% of net sales, in the thirty-nine weeks ended October 1, 2005 from approximately $2.2 million in the thirty-nine weeks ended September 25, 2004.

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

Discussion of Cash Flows

For the thirty-nine weeks ended October 1, 2005, cash and cash equivalents increased by approximately $5.2 million to approximately $6.3 million from approximately $1.0 million at January 1, 2005.

Net cash used in operating activities was approximately $4.4 million for the thirty-nine weeks ended October 1, 2005, compared to $3.9 million provided by operating activities for the thirty-nine weeks ended September 25, 2004. The shift in net cash used in operating activities during the thirty-nine weeks ended October 1, 2005 compared to the thirty-nine weeks ended September 25, 2004 was primarily because of an investment in inventory to meet customer demand and the related accounts payable and accrued expenses associated with this increased inventory level.

Net cash provided by investing activities was $6.6 million for the thirty-nine weeks ended October 1, 2005, compared to $13.1 million used in investing activities for the thirty-nine weeks ended September 25, 2004. The shift in net cash provided by investing activities during the thirty-nine weeks ended October 1, 2005 compared to the thirty-nine weeks ended September 25, 2004 was primarily due to the withdrawal of funds from our investment accounts to support the opening of 19 new studios during 2005.

Net cash provided by financing activities was $3.0 million for the thirty-nine weeks ended October 1, 2005, compared to net cash provided by financing activities of $30.0 million for the thirty-nine weeks ended September 25, 2004. In the thirty-nine weeks ending October 1, 2005, our financing activities were impacted by funds raised in our secondary public offering that closed on March 15, 2005, net repayments on borrowings and capital leases, and cash receipts for the exercise of employee stock options. The net cash provided by financing activities during the thirty-nine weeks ended September 25, 2004 represents $31.8 million raised in our initial public offering, repayments on our line of credit and cash received upon exercise of employee stock options and warrants.

Until required for other purposes, our cash and cash equivalents are maintained in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase.

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity as of October 1, 2005 consisted of: (1) $6.3 million in cash and cash equivalents; (2) $7.7 million in short-term investments; (3) our bank credit facility, consisting of a $9.0 million operating line of credit, of which nothing had been drawn down and $813,000 had been used for outstanding letters of credit as of October 1, 2005; and (4) cash we expect to generate from operations during this fiscal year. The amount available from the bank facility as of October 1, 2005 is $8.2 million. The line of credit agreement was extended to expire on November 30, 2005. Management intends to restructure the line of credit agreement with the Bank upon expiration.

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

In fiscal years 2005 and 2006, we anticipate that our investment in property and equipment will increase to between approximately $13 million and $15 million in each year, from $12.9 million in fiscal year 2004. Part of this increase is a result of our planned opening of 15 to 20 new studios in each of fiscal years 2005 and 2006, the cost of which we expect to be between approximately $8 million and $12 million in each such fiscal year. Our planned investment of information systems and technology is currently under evaluation and can not yet be determined. We expect our investment in property and equipment in subsequent years to increase due to the continued expansion of our studio channel. We plan to finance these investments in fiscal years 2005 and 2006 from cash flows from operations and our available cash resources.

The following table summarizes our future contractual obligations as of January 1, 2005:

	Payment due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$63,093	$7,881	$17,001	$15,591	$22,620
Capital lease obligation	273	131	142	—	—

Total	$63,366	$8,012	$17,143	$15,591	$22,620

(1)	Operating lease obligations consist of office, studio and fulfillment center lease obligations. Capital lease obligation consists of an obligation for the lease of certain equipment. Between January 2, 2005 and October 1, 2005, the Company has entered into additional operating leases with additional minimum lease obligations of $33.6 million.

In addition, our credit agreement with Wells Fargo HSBC Trade Bank, N.A., which we amended in June 2004, provides for a $9.0 million operating line of credit and a $2.5 million equipment line of credit. The $9.0 million operating line of credit is subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time to provide working capital and previously scheduled to expire on July 31, 2005. The Company has signed a four month extension with Wells Fargo HSBC Trade Bank, N.A. extending the term through November 30, 2005. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate plus 0.25%. The $2.5 million equipment line of credit was repaid in full in July 2004. Amounts borrowed under our credit agreement are secured by our accounts receivable, inventory and equipment. We have borrowed funds under these lines of credit from time to time and periodically have repaid such borrowings with available cash. The credit agreement also sets forth a number of affirmative and negative covenants to which we must adhere, including financial covenants that require us to achieve positive net earnings in each quarter and limitations on capital expenditures. As of October 1, 2005, the Company was in violation of a covenant to achieve positive net earnings. On November 11, 2005, the Company obtained a waiver of default from the bank related to the breached covenant. The waiver is valid only through October 1, 2005. Management intends to restructure the line of credit agreement with the Bank upon expiration.

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

Revenue recognition. We recognize revenue on the date on which we estimate that the product has been received by the customer, and we record any payments received prior to the estimated date of receipt of the goods by the customer as deferred revenue until the estimated date of receipt. We use our third-party freight carrier information to estimate when delivery has occurred. Sales are recorded net of returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Although our actual returns historically have not differed materially from estimated returns, in the future, actual returns may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was approximately $615,000 as of October 1, 2005. We recognize net sales revenue for shipping and handling fees charged to customers at the time products are estimated to have been received by customers.

Shipping and handling costs. Shipping costs, which include inbound and outbound freight costs, are included in cost of sales. We record costs of shipping products to customers in our cost of sales at the time products are estimated to have been received by customers. Handling costs, which include fulfillment center expenses, call center expenses, and credit card fees, are included in selling, general and administrative expenses. Handling costs were approximately $2,400,000 for Third Quarter 2005. Our gross margin calculation may not be comparable to that of other entities, which may allocate all shipping and handling costs to cost of sales, resulting in lower gross margin, or to operating expenses, resulting in higher gross margin.

Inventory. Our inventory is valued at the lower of cost or market. Cost has been determined using an average cost method. We write down inventory for estimated damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. Although our actual inventory write-downs historically have not differed materially from estimated inventory write-downs, in the future, actual inventory write downs may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. As of October 1, 2005, estimated inventory write-downs amounted to approximately $1,590,000.

Amortization of stock-based deferred compensation. We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As of December 27, 2003, we had not recognized any compensation expense for stock options in our financial statements, as all options granted up to that date have an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. During the First Quarter of 2004, we recognized approximately $76,000 in stock-based compensation expense, and we also recorded $2.1 million in deferred compensation. During Third Quarter 2005, we recognized approximately $141,000 in stock-based compensation expense. However, Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur. With the release of SFAS No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R) which will require to begin expensing stock options granted to its employees in its Statement of Earnings using a fair-value based method effective the period beginning January 1, 2006. Adoption of the expensing requirements will increase the Company’s operating expenses for fiscal 2006.

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

Amortization of prepaid catalog costs. Prepaid catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs, for all of our direct response catalogs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual sales to the total of actual and estimated future sales on an individual catalog basis. The period of expected future benefit is calculated based on our projections of when approximately 90% of sales generated by the catalog will be made. Based on data we have collected, we historically have estimated that catalogs have a period of expected future benefit of two to four months. The period of expected future benefit of our catalogs would decrease if we were to publish new catalogs more frequently in each year, or increase if we published them less frequently. Prepaid catalog costs are evaluated for realizability at the end of each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. We account for consideration received from our vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received from such vendors were approximately $77,000 for Third Quarter 2005. The balance of prepaid catalog costs at October 1, 2005 was $1.6 million.

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

All of our sales and a portion of our expenses are denominated in U.S. dollars, and our assets and liabilities together with our cash holdings are predominantly denominated in U.S. dollars. However, in fiscal year 2004 we obtained approximately 50.9% of our product inventories from manufacturers in Europe, and these transactions typically were denominated in currencies other than the U.S. dollar, principally the euro. During fiscal year 2004, the value of the U.S. dollar declined approximately 8% relative to the euro, which effectively increased the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. To mitigate our exchange rate risk relating to the euro, we typically purchase foreign currency forward contracts with maturities of less than 12 months relating to invoices for supplies of merchandise after the payable amount and due date of the invoice are known. We account for these contracts by adjusting the carrying amount of the contract to market and recognizing any corresponding realized gain or loss in cost of sales in each reporting period. Based on our euro-denominated purchases during fiscal year 2004, a hypothetical additional 10% weakening in the value of the dollar relative to the euro would have increased our cost of sales in fiscal year 2004 by approximately $2.4 million, and would have decreased both our net earnings and cash flows for that year by a corresponding amount. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. In addition to the direct effect of changes in exchange rates on cost of goods, changes in exchange rates also affect the volume of purchases or the foreign currency purchase price as vendors’ prices become more or less attractive. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

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

Grant Thornton LLP has discussed the areas of weakness described above with the Audit Committee. The Audit Committee is taking an active role in responding to the deficiencies identified by Grant Thornton LLP, including overseeing management’s implementation of remediation efforts described below.

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

With respect to documentation of our internal control procedures, we have developed a risk assessment and plan defining the scope of control risk and have identified internal control procedures which are necessary to mitigate those risks as part of our Sarbanes-Oxley §404 certification process. The Company has identified several business process and general IT internal controls needed to maintain a sound internal control environment over financial reporting. Additionally, foundational controls such as documented policies and procedures, segregation of duties, system access, and monitoring costs through budgeting and strategic plans have been identified as entity-level controls. Management anticipates that it will conclude that a substantial number of these control activities identified will not be designed and operational effective upon evaluation and our assessment of our internal controls over financial reporting as of December 31, 2005. There is currently internal control deficiencies related to inventory valuation, payables processing, tracking and remitting information related to taxes, capitalization of long-lived assets, cash receipts and revenue recognition, spreadsheet usage, reconciliations and system application processing. Entity-level controls which we consider to be weak include segregation of duties, system access, strategic plans, and the establishment of certain policies and procedures. We intend to continue with remediation efforts of those internal control weaknesses throughout the Fourth Quarter 2005; however, it is more than likely that significant deficiencies and material weaknesses with respect to our internal controls over financial reporting will be reported on as of December 31, 2005. Management intends to complete the evaluation of the effectiveness of our internal controls over financial reporting as required by Sarbanes-Oxley Section 404.

With respect to inadequate segregation of duties reported by Grant Thornton LLP, we have taken measures to remediate these weaknesses. During 2005, we have increased the Finance staff with an SEC Compliance Manager, Financial Reporting Analyst and Senior Financial Systems Analyst. Also during 2005 due to large turnover, six staff personnel, including an Accounting Manager, have been replaced by those who possess related work experience. The number of Certified Public Accountants increased from one in 2004 to five in 2005. Additionally, we have subscribed to an online accounting research database to ensure that U.S. generally accepted accounting practices and SEC reporting guidelines are implemented and followed. Company personnel participate in SEC training seminars as needed. Our tax activities were outsourced to Deloitte Tax LLP and other tax experts by the end of the Third Quarter 2005.

With respect to the closing and adjusting journal entries, we presented our financial statements for the year ended January 1, 2005 to Grant Thornton LLP prior to our having completed all appropriate closing journal entries. As such, these entries were made in conjunction with the audit process.

In May 2005, we converted our existing information technology systems to a new, custom-built system. We encountered problems with the conversion, due in large part to the absence of rigorous testing of the new systems prior to implementation. In particular, the new systems do not contain mechanisms to automatically identify and correct or reject erroneous or incomplete data. We considered this to be a material weakness in internal controls over financial reporting. Due to the problems encountered with the system, we perform a substantial amount of manual reconciliations and have had to build additional exception reporting mechanisms in order to detect errors and make adjustments. We intend to continue to address and rectify systems conversion matters in the remainder of the fiscal year ending December 31, 2005. During Third Quarter 2005, we hired a consulting firm to assess the deficiencies of the system. As a result, consideration is currently being given to replacement or enhancement of the existing system. Management anticipates that the foregoing may constitute a material weakness in the effectiveness of our internal controls over financial reporting in our December 31, 2005 assessment of the effectiveness of internal controls in conjunction with Sarbanes-Oxley §404.

Currently, the Company does not have a Disclosure Committee. We, however, have enhanced the review process of our financial statements and SEC filings to include certain disclosure controls over financial reporting. Our Chief Executive Officer and Chief Financial Officer continue to improve and refine our disclosure controls. This process is ongoing, and will continue during the fiscal year ending December 31, 2005 as part of our Section 404 certification process. As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures as of October 1, 2005. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer determined that the deficiencies described above could cause our disclosure controls and procedures to be not fully effective at a reasonable assurance level.

Other than described above, there were no changes in our internal controls over financial reporting during the quarter ended October 1, 2005 that are foreseen to materially effect, or are reasonably likely to materially affect, our internal controls over financial reporting. However, we believe the measures we currently are implementing and planning to improve our internal controls are reasonably likely to have a material impact on our internal controls over financial reporting in future periods.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report, the information incorporated herein by reference and those we may make from time to time.

Risks Relating to our Business

Our limited operating history makes evaluation of our business difficult.

We were originally incorporated in November 1998 and began selling products in July 1999. As an early stage company with limited operating history, we face risks and difficulties, such as challenges in accurate financial planning and forecasting as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories. These difficulties are particularly evident with respect to the evaluation and prediction of the operating results and expenses of our studios, as we opened our first studio in November 2000 and have expanded from one studio at the end of 2001 to 52 studios as of October 1, 2005. Further, our limited operating history will make it difficult for investors and securities analysts who may choose to follow our common stock, if any, to evaluate our business, strategy and prospects. Our failure to address these risks and difficulties successfully would seriously harm our business.

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

We believe that our future growth will be substantially dependent on the continued increase in sales growth of existing core products, DWR exclusive, ownable products and other design classics and new products, while at the same time maintaining or increasing our current gross margin rates. We may not be able to increase the growth of existing core and new products or successfully introduce new products or maintain or increase our gross margin rate in future periods. Failure to do so may adversely affect our business.

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

Our business will be harmed if we are unable to implement our growth strategy successfully.

Our growth strategy primarily includes the following components:

•	open additional studios;

•	expand and edit product offerings;

•	increase marketing within and across our sales channels; and

•	expand market awareness and appreciation for design products.

•	product development across all existing product categories and new categories

Any failure on our part to implement any or all of our growth strategies successfully would likely have a material adverse effect on our financial condition.

The expansion of our studio operations could result in increased expenses with no guarantee of increased earnings.

We plan to open between 10 to 15 new studios in 2006. We anticipate the costs associated with opening these new studios will be between approximately $8 million and $12 million in 2006. However, we may not be able to attain our target number of new studio openings, and any of the new studios that we open may not be profitable, either of which could have an adverse impact on our financial results. Our ability to expand by opening new studios will depend in part on the following factors:

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

Our success depends in part on our ability to market, advertise and sell our products effectively through the Design Within Reach catalog. We believe that the success of our catalog operations and its ability to drive sales in all other sales channels depends on the following factors:

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

Our success depends in part on our ability to market, advertise and sell our products through our website. During the thirty-nine weeks ended October 1, 2005, online sales totaled $21.4 million, representing 18.3% of our total net sales. The success of our online business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to additional risks and uncertainties associated with the Internet. These risks include changes in required technology interfaces, website downtime or slowdowns and other technical failures or human errors, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to respond successfully to these risks and uncertainties might adversely affect the sales through our online business, as well as damage our reputation and increase our selling, general and administrative expenses.

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

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from over 200 foreign and domestic designers, manufacturers and distributors. We have no long-term purchase contracts with any of our suppliers and, therefore, have no contractual assurances of continued supply, pricing or access to products, and any vendor could discontinue selling to us at any time. In the thirty-nine weeks ended October 1, 2005, products supplied by our five largest vendors represented approximately 29.8% of net sales.

Additionally, some of our suppliers, including Herman Miller, Inc., Vitra Inc. and Kartell US Inc., compete directly with us in both residential and commercial markets and may in the future choose not to supply products to us. In the thirty-nine weeks ended October 1, 2005, products supplied by Herman Miller, Inc., Vitra Inc. and Kartell US Inc. represented approximately 14.3% of our net sales. Additionally, some of our smaller vendors have limited resources, production capacities and operating histories, which means that they may not be able to timely produce sufficient quantities of certain products demanded by our customers. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Any inability to acquire suitable merchandise or the loss of one or more key vendors could have a negative effect on our business and operating results because we would be missing products from our merchandise mix unless and until alternative supply arrangements are made. Moreover, we may not be able to develop relationships with new vendors and products from alternative sources, if any, may be of a lesser quality or more expensive than those we currently purchase.

We have made and will continue to make certain systems changes that might disrupt our supply chain operations.

Our success depends on our ability to source merchandise efficiently through appropriate systems and procedures. We are in the process of substantially modifying our information technology systems supporting our product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. Modifications will involve updating or replacing legacy systems with successor systems during the remainder of fiscal year 2005 and in fiscal year 2006. In May 2005, we converted our existing information technology systems to a new, custom-built system. We encountered problems with the conversion, due in large part to the absence of rigorous testing of the new systems prior to implementation. In particular, the new systems do not contain mechanisms to automatically identify and correct or reject erroneous or incomplete data.

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

Sales of products supplied by our top five vendors constituted approximately 29.8% of our total net sales for the thirty-nine weeks ended October 1, 2005. Although we have no formal supply agreements with any of these vendors, we believe that sales of products we obtain from these vendors will continue to constitute a substantial portion of our sales in the future. However, sales of products from these vendors may not continue to increase or may not continue at this level in the future. If sales of products from these vendors decrease, our net sales will decrease and the price of our common stock may be adversely affected.

Declines in the value of the U.S. dollar relative to foreign currencies could adversely affect our operating results.

We procure supplies of our products from manufacturers in thirteen countries outside the United States. For the thirty-nine weeks ended October 1, 2005, approximately 58.9% of our merchandise purchases were sourced from outside the United States. Our dependence on foreign vendors means, in part, that we may be affected by declines in the relative value of the U.S. dollar to other foreign currencies, particularly the euro. Specifically, as the value of the U.S. dollar declines relative to other currencies, such as the euro, our effective cost of supplies of product increases. As a result, continued declines in the value of the U.S. dollar relative to the euro and other foreign currencies would increase our cost of goods sold and decrease our gross margin.

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

Our success depends to a significant extent upon the efforts and abilities of our current senior management to execute our business plan. In particular, we are dependent on the services of Tara Poseley, our President and Chief Executive Officer, Ken La Honta, our Chief Operating Officer and Chief Financial Officer, and Robert Forbes, Jr., our founder. We do not have long-term employment agreements with any of our key personnel. The loss of the services of Ms. Poseley, Mr. La Honta, Mr. Forbes or any of the other members of our senior management team or of other key employees could have a material adverse effect on our ability to implement our business strategy and on our business results. Changes in our senior management and any future departures of key employees or other members of senior management may be disruptive to our business and may adversely affect our operations. Additionally, our future performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. If members of our existing management team are not able to manage our company or our growth, or if we are unable to attract and hire additional qualified personnel as needed in the future, our business results will be negatively impacted.

Our independent auditors have indicated to us that they believe there were material weaknesses in our internal controls for the fiscal year ended January 1, 2005. Our failure to implement and maintain effective internal controls in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

In connection with the completion of its audit of, and the issuance of an unqualified report on, our financial statements for the fiscal year ended January 1, 2005, our independent auditors, Grant Thornton LLP, delivered a management letter identifying deficiencies involving our internal controls that it considers to be material weaknesses pursuant to standards established by the Public Company Accounting Oversight Board. The deficiencies noted by Grant Thornton LLP are that (1) we had not correctly recorded inventory in transit from our European vendors in our inventory, when the terms were FOB shipping point, and (2) they identified numerous informal or undocumented internal control procedures, instances of inadequate segregation of duties, and a number of closing and adjusting entries during the course of their audit. Additionally, we have noted additional material weaknesses or significant deficiencies in our internal controls which we may be unable to correct in time to meet the deadline imposed by Section 404 of the Sarbanes-Oxley Act. See “Item 4—Controls and Procedures.”

We intend to take steps to strengthen our internal control processes to address the matters identified by Grant Thornton LLP and management. These measures may not, however, completely eliminate the material weaknesses identified by our independent auditors and management, and we anticipate having additional material weaknesses or significant deficiencies in our internal controls that neither they nor our management has yet identified and are unable to correct in time to meet the deadline imposed by Section 404 of the Sarbanes-Oxley Act. The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

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

During fiscal year 2005, we did not experienced a substantial increase in the costs of insurance compared to that spent in prior years. We believe that extensive commercial insurance coverage is prudent for risk management and anticipate that our insurance costs may continue to increase substantially. However, for certain types or levels of risk (e.g., risks associated with earthquakes or terrorist attacks), we might determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we might choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our operating results.

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

Our directors and executive officers beneficially own approximately 19.6% of our outstanding common stock, including options to purchase shares of our common stock that are exercisable within 60 days after October 1, 2005. These stockholders, acting together, may be able to influence all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

Item 5.	Other Information

On November 10, 2005, Wayne Badovinus resigned from his position on our Board of Directors.

Item 6.	Exhibits

Exhibit Number		Exhibit Title
3.01	(1)	Amended and Restated Certificate of Incorporation

3.02	(3)	Amended and Restated Bylaws

4.01	(2)	Form of Specimen Common Stock Certificate

4.03	(1)	Investors’ Rights Agreement, dated May 12, 2000, by and among Design Within Reach, Inc. and the investors named therein

4.04	(1)	Amendment to Investors’ Rights Agreement, dated May 8, 2003, by and among Design Within Reach, Inc. and the investors named therein

10.01	(1)	Form of Indemnification Agreement entered into by Design Within Reach, Inc. and its directors and executive officers

10.02	(1)	Sublease Agreement, dated October 23, 2003, by and between National Broadcasting Company, Inc. and Design Within Reach, Inc.

10.03	(1)	Lease Agreement, dated October 2, 2003, by and between Dugan Financing LLC and Design Within Reach, Inc.

10.04	(1)	Design Within Reach, Inc. 1999 Stock Plan, amended as of October 29, 2003

10.05	(2)	Design Within Reach, Inc. 2004 Equity Incentive Award Plan

10.06	(1)	Design Within Reach, Inc. Employee Stock Purchase Plan

10.07	(1)	Credit Agreement, dated as of July 10, 2002, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.08	(1)	First Amendment to Credit Agreement, dated as of July 30, 2003, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.09	(1)	Second Amendment to Credit Agreement, dated as of November 18, 2003, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.10	(1)	Private Label Credit Card Program Agreement, dated as of November 13, 2003, between World Financial Network National Bank and Design Within Reach, Inc.

10.11	(1)	Offer of Employment Letter dated February 22, 2000 between Design Within Reach, Inc. and Wayne Badovinus

10.13	(2)	Letter Agreement, dated February 9, 2004, by and between Design Within Reach, Inc. and JH Partners, LLC, formerly known as Jesse.Hansen&Co.

10.14	(4)	Third Amendment to Credit Agreement, dated as of June 3, 2004, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.15	(5)	Offer of Employment Letter dated June 1, 2004 between Design Within Reach, Inc. and Tara Poseley

10.16	(5)	Form of Option Agreement under Design Within Reach, Inc. 2004 Equity Incentive Award Plan

31.01		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.02		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.

Exhibit Number	Exhibit Title

(2)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 1 to Registration Statement on Form S-1 (No. 333-113903) filed on May 17, 2004, as amended.

(3)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.

(4)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 3 to Registration Statement on Form S-1 (No. 333-113903) filed on June 10, 2004, as amended.

(5)	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 filed on February 17, 2005.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2005

/s/ KEN LA HONTA
Ken La Honta
Chief Financial Officer and Secretary
(Duly authorized Officer and
Principal Financial Officer)