Form 10-K
period 2005-12-31
DESIGN WITHIN REACH INC
filed 2006-04-14
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports required pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on, July 2, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $221,471,035 (based on the closing sales price of the registrant’s common stock on that date). This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of April 11, 2006, 14,328,331 shares of the registrant’s common stock, $.001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2005 are incorporated by reference into Part III of this report.

DESIGN WITHIN REACH, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2005

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

Item 1. Business

Overview

We are an integrated multi-channel provider of distinctive modern design furnishings and accessories. We market and sell our products to both residential and commercial customers through three integrated sales channels, consisting of our phone, studios and website. We believe we have developed a national presence in modern design furnishings and a brand recognized for design excellence among our customers and the design community. We believe that we have created a differentiated business model that enables us to provide products to our customers in a more convenient, efficient and economical manner. We strive to broaden the base of modern design consumers, who we believe have been underserved in the United States. This belief has been driven by direct consumer feedback gathered over the last six years and our rapid sales growth, which was a compounded annual growth rate of over 40.4% from 2002 through 2005. Our policy of having products “in stock and ready to ship” is a departure from the approach taken by many other modern design furnishings retailers, which we believe typically requires customers to wait weeks or months to receive their products. We have relationships with both internationally recognized and emerging designers, which allow us to offer our customers an array of innovative and often hard-to-find merchandise. Our differentiated business model, along with a dedicated management team, has enabled us to generate significant growth in customers and net sales over the last six years.

We established our business strategy on the premise that multiple, integrated sales channels improve customer convenience, reinforce brand awareness, enhance customer knowledge of our products, and produce operational benefits that ultimately improve market penetration and returns on capital. We believe most traditional furnishings retailers initially established their presence with one sales channel and subsequently added additional channels, thereby making integration across sales channels more difficult. Seamless channel integration, meaning all of our products are available, and order processing, customer service assistance and product returns can be handled, through any of our three sales channels, is crucial to our success because a substantial portion of our customers purchase our products after having had contact with two or sometimes all three of our sales channels. All of our sales channels utilize a common inventory held at our centralized Hebron, Kentucky fulfillment center and share information technology systems. This integration further improves customer service by providing inventory information across all sales channels.

Our merchandise offering is comprised of products that we believe share an aesthetic appeal and feature distinctive modern design elements, superior quality and authenticity. We offer over 850 products in numerous categories, including chairs, tables, workspace, outdoor furniture, lighting, floor coverings, beds, upholstery, accessories, and our children’s furniture. Across each of our sales channels, we display merchandise in an educational context by providing detailed information regarding the designer and key design and functional elements about each product. We obtain our merchandise from select designers and manufacturers both domestic and foreign that meet our stringent requirements for design, quality, packaging, and consistency of production and flow. We believe that our unique assortment of innovative and often hard-to-find products serves as a competitive advantage and provides our customers with a distinctive shopping experience.

We believe our success requires the development and maintenance of a broad base of residential and commercial customers. Our customers include design professionals, consumers with an interest in modern design and commercial clients. We target educated consumers focused on quality of life and interested in self-enrichment. Historically, our residential customers have been almost as likely to be male as female, have spanned a wide range of ages and typically have had household incomes greater than $75,000. We sell to the following commercial customers, who we believe are representative of our commercial customer base in a number of different industries, including: architects and designers such as Art Design and SHW Group, Inc., restaurants such as BJ’s Restaurants, Inc. and Krispy Kreme Doughnuts Inc., institutions of higher education such as New York University and Rhode Island School of Design, retailers such as The Gap, Inc. and The Limited Brands, Inc. and service firms such as Fitch, Inc. and iSTAR Financial Inc. A significant percentage of our commercial sales are to small businesses with an interest in, or focus on, design, such as restaurants, salons and boutiques.

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

We began selling products through our catalog and online in the second half of 1999. We opened our first studio in November 2000. During the last three years, we have continued to increase sales across all distribution channels with particular growth in studio sales. We have increased the number of our studios from one at the end of 2001 to 56 as of December 31, 2005. We expect to open 10 to 15 new studios during each of fiscal years 2006 and 2007. As of December 31, 2005, we had signed leases for four additional studios, two of which were opened as of March 31, 2006 and the other two are scheduled to open in mid 2006.

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

Industry Overview

The residential and commercial furnishings market encompasses a variety of goods, including furniture, floor coverings, lighting and accessories. Sales in the U.S. home furnishings and bedding market were estimated at approximately $79.0 billion in 2005 and are projected to grow 4.2% annually to $94.0 billion by 2009, according to Retail Forward, a business information company specializing in industry analysis and forecasts. Sales in the U.S. office furnishings market were approximately $11.9 billion in 2005, growing 12.3% from $10.6 billion in 2004, according to BIFMA International, a not-for-profit trade association of furniture manufacturers and suppliers whose strategic area of focus includes, among other things, statistical data generation.

The modern design furnishings market is a sub-sector of the residential and commercial furnishings market. We believe that the upscale segment of this market, in which we operate, will continue to benefit from several long-term trends, including an increasing interest in modern design, middle-market consumers’ willingness to trade up for premium products and favorable demographic trends.

We believe the increased focus on design covers a wide range of products both within and beyond the traditional furnishings market, from home computers to kitchen appliances. Consumers’ expanding focus on design has been featured in several television programs, such as Bravo Network’s Queer Eye for the Straight Guy, which has featured some of our products, and The Learning Channel’s Trading Spaces, as well as in books and other publications, including Michael Silverstein’s book, Trading Up: The New American Luxury. According to the U.S. Department of Commerce, the disposable income of consumers has increased from 2000 through 2005. These consumers are driving increased sales of premium goods and services, which deliver higher quality, technical advantages and superior performance relative to conventional products. These premium products typically command higher prices and gross margins than traditional products. We believe that the household “cocooning” trend among consumers has also had a significant impact on our market. As more consumers retreat to their homes to spend time with family and friends, we believe that quality, home-related design products have become increasingly popular. We believe many consumers are interested in modern design products, but are not familiar with, or are hesitant to engage, the more traditional sales channels, such as interior designers or expensive boutiques.

Businesses have also begun to place more emphasis on modern design. We believe that many manufacturers are turning to design as an important differentiator of their products. A November 2003 article in Fortune magazine highlighted organizational initiatives at several major corporations, which have created new positions for design professionals and promoted other design professionals, reflecting the growing importance of design in selling their products. We believe small businesses, which account for a significant portion of our commercial sales, historically have also had difficulties gaining access to modern design furnishings. We believe that the modern design furnishings industry has generally marketed and sold modern design products in a manner that effectively excludes small businesses as buyers. Factors that contribute to the exclusion of small businesses from the market for modern design products include: the imposition of minimum order requirements that often exceed such buyers’ requirements, limited physical presence of product sellers in smaller markets; and lack of interest from product distributors to sell to smaller buyers, among others. We believe this large segment of the commercial market has traditionally been underserved and will continue to be particularly receptive to our product offerings.

We believe our business model makes design-oriented products available for convenient purchase to a broad array of residential and commercial consumers and provides enhanced consumer education and product information to our customers, helping us further expand and penetrate the market for modern design products.

Business Strengths

We believe our business strategy and strengths position us to be a leading provider of modern design furnishings in the United States. We believe that our business model is differentiated in several key respects from those of traditional retailers and serves as a competitive strength. We intend to increase market penetration through our strong brand authority, multiple and integrated sales channels, distinctive merchandising, strategic designer and manufacturer relationships, superior customer service and the efforts of our experienced management team. In addition, in fiscal year 2006, we plan to offer substantially fewer promotional discounts than in fiscal year 2005. We have reduced the number of promotions in an effort to improve our gross margins.

Strong Brand Authority

Since our founding, an integral part of our strategy has been to build the Design Within Reach brand both within the design community and among residential and commercial consumers. To build our brand, we have cultivated relationships with leading designers, highlighted designers and classic design products throughout our sales channels, and carefully sourced products that embody the principles of enduring design, performance and authenticity. Our publications have broad consumer reach. In fiscal year 2005, we distributed on average over 997,000 catalogs each month, and more than 370,000 people currently receive our bi-weekly electronic newsletter, “Design Notes.” We have also sponsored design conferences and other design education activities, such as studio events and design contests, which further increase public awareness of our brand. Recent examples include a studio event featuring Philippe Starck discussing his philosophy and the progression of design, a co-sponsorship of a smallest, coolest apartment design contest, a furniture design contest and exhibition which brought together over 500 people in support of Chicago area design talent and a lecture on textiles and the development of new designs. Through these activities, we believe that the Design Within Reach brand provides our products with authenticity among our customers and has become associated with design excellence both in the design community and with residential and commercial consumers with an interest in modern design.

Multiple, Integrated Sales Channels

We market and sell our products to both residential and commercial customers through three integrated sales channels, consisting of phone, studios and online. We believe our multi-channel strategy enhances our ability to access and serve our customers while improving operational efficiency.

This strategy allows us to better serve customers who may prefer shopping for products in different formats, facilitates rapid and direct feedback as to customer needs and satisfaction, and provides broader exposure and reinforcement of the Design Within Reach brand. Customer service is further enhanced by providing superior convenience, by cost effectively communicating educational information about our products and design in general and by permitting customers to view our complete product selection. During the second half of fiscal year 2005, approximately 67% of online buyers had previously been mailed a catalog and chose to purchase at www.dwr.com, sometimes after visiting a studio or speaking with a customer service representative over the phone. Our studios enable us to provide the touch and feel of our merchandise to customers and provide a local presence for enhancing market penetration. Our website serves as an information source for both our studio and catalog customers, as well as for our own business development executives. We maintain consistent pricing across all of our sales channels for all of our customers.

Our strategy also improves operational efficiency through the utilization of a common inventory and centralized information systems. Operating from a common inventory allows us to maintain a high proportion of our products in stock at all times and facilitates more efficient inventory turns. In fiscal year 2005, we had an initial fulfillment rate, meaning the product was in stock and ready to ship at the time of order, of approximately 80%, and we achieved 5.0 turns of our pickable inventory (defined as annual product cost of goods sold divided by average product inventory in our fulfillment center and available for sale to our customers, over the preceding thirteen months). In addition, our integrated channel strategy and common inventory enable us to centralize our management information systems. A centralized system also permits us to utilize experience and information from each channel to benefit the others. For example, we deploy customer data from our phone and online channels to identify promising markets and to increase the effectiveness of our studio site selection process.

Distinctive Merchandising

We seek to be a leader in identifying and selling products that are innovative and not widely available from other retailers. In fiscal year 2005, 32.7% of our net sales were derived from products for which we believe we were the sole supplier in the United States. While we do not have exclusivity agreements with our manufacturers, we believe we are the sole supplier of many products we carry.

We take a selective approach to product sourcing, and new products must meet our stringent standards for design, quality and authenticity before they are selected for inclusion in our product assortment. We ensure that the price, look and feel of our products is consistent across all sales channels to provide a cohesive product image to our customers. A crucial element of our merchandising is the belief that each well-designed product should be presented as a stand-alone item, rather than as part of a prepackaged set. Therefore, we present and describe our products in a clear, concise and specific manner, including by providing line drawings for each product with its measurements. We complement our merchandise mix with authoritative educational content regarding the designers of our products and other design topics. We believe that our merchandising approach delivers large average order values, along with attractive gross margins and returns on capital.

Strategic Designer, Manufacturer and Distributor Relationships

We purchase merchandise from select domestic and foreign designers, manufacturers and distributors that meet our stringent requirements for design, quality, packaging, and consistency of production and flow. We currently source products from over 200 vendors, many of which are small, family-owned businesses. Although we do not have any formal written agreements with designers, manufacturers and distributors, we believe that we have developed strong informal business relationships with such entities. These relationships have developed over time principally because these designers, manufacturers and distributors have prospered along with our growth, which has fostered loyalty towards us by these entities. For example, we purchase products from our vendors frequently and in large volumes, and in many cases we are a vendor’s largest customer. As a result, we have been able to develop strong relationships with most of our vendors and approximately 32.7% of our net sales were derived from products for which we believe have become the de facto sole provider in the United States. In addition, we seek to strengthen our relationships with designers by highlighting the design community in our publications and on our website, as well as through our educational efforts across all sales channels. Our credibility and reputation with residential and commercial consumers for high quality, innovative modern design products is further enhanced by our relationships with larger, more prominent vendors from around the world, such as Herman Miller, Inc., Vitra Inc., Knoll, Inc., Cassina S.p.A. and Kartell US Inc. Developing and maintaining our relationships with these designers and manufacturers is a critical component of our strategy.

Superior Customer Service

Since inception, we have focused on providing what we believe to be superior customer service in each of our sales channels. Our policy of having products “in stock and ready to ship” is a departure from the approach taken by many other modern design furnishings retailers, which we believe typically requires customers to wait weeks or months to receive their products. In fiscal year 2005 we had an initial fulfillment rate, meaning the product was in stock and ready to ship at the time of order, of approximately 80%, and we shipped substantially all in stock product by the next business day after receiving the order. Our fulfillment center in Hebron, Kentucky is located within a two-day drive time for delivery for a majority of the U.S. population, which has enhanced our level of customer service. Other key elements of our customer service include: well-designed and attractive catalogs; knowledgeable sales personnel; our easy-to-use website for around-the-clock purchases; extensive product information; and insightful design-oriented commentary. Our sales personnel work in a coordinated fashion across all of our sales channels with the goal of providing a satisfying and educational experience to all customers. We typically hire our sales personnel from the design community, and we believe that their passion and knowledge enables them to interact effectively with design professionals and residential and commercial consumers in all channels. The turnover rate among our sales personnel has historically been low, which we believe results from our sales personnel seeing their position with us as a career opportunity.

Experienced Management Team

We were founded in 1998 by Robert Forbes, Jr., who continues to be our leading influence in modern design and our principal contact with the design community. Tara Poseley assumed the role of Chief Executive Officer in October 2005. Ms. Poseley succeeded Wayne Badovinus who had held the role since May of 2000. Ms. Poseley joined DWR in August 2004 from the Gap Inc., where she worked for 15 years. At Gap, she held various senior level positions within the various divisions, including General Manager of GapKids, Baby Gap, and Gap Body. Ms. Poseley has assembled an experienced management team whose members have on average approximately 20 years of experience with leading companies in the retail and consumer products industries. We intend to leverage our management team’s experience and acumen to execute our strategy effectively.

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

Open Additional Studios

Our studios have become an integral part of our multi-channel strategy by providing customers with the ability to touch and feel our products and by bringing our philosophy and products to life. We believe that our studio concept has broad appeal, offers attractive financial returns and can potentially be implemented successfully in many additional markets across the United States. We opened our first studio in November 2000 and have expanded from one studio at the end of 2001 to 56 studios operating in 21 states and the District of Columbia at the end of fiscal year 2005. During fiscal year 2005, we opened 23 new studios, many of them in smaller urban markets. This was our first significant studio deployment outside major metropolitan areas. As of December 31, 2005, we did not have sufficient information to determine how quickly these locations would reach their normal run rate, or how they would ultimately compare with their counterparts in larger urban markets. We are currently monitoring and analyzing studio results in these areas, and have developed tailored advertising programs to drive awareness in these markets. We expect to open 10 to 15 new studios in each fiscal year of 2006 and 2007, both in major and smaller urban markets. In fiscal year 2006, we anticipate opening the majority of our projected new studios for the fiscal year during the first half of the year. As of December 31, 2005, we had signed leases for four additional studios, two of which were opened as of March 31, 2006 and the other two are scheduled to open in mid 2006. We generally seek to occupy street-front locations in moderate rent areas, which allows us to become visible and integrated in a neighborhood while obtaining attractive rental payments. We believe our studios have compelling unit-level economics. In fiscal year 2005, studios open the entire twelve months had an average annual sales volume of $2.5 million and an average annual studio operating margin of 19.3%. These studios had an average ten-month payback on an average initial investment of approximately $527,000, including net buildout and pre-opening expenses and the cost of product floor samples. We intend to use the additional studios to gain market share and to secure a strong competitive position in each market where our studios are located, with support from our other sales channels.

Expand and Edit Product Offerings

We believe there are substantial opportunities in the near-term to utilize our brand attributes of enduring design, quality and authenticity to expand our product offerings within existing categories and enter into new, complementary categories. We regularly evaluate and edit our merchandise assortment based upon product performance, compatibility and margin. In recent years, we introduced several new product categories, such as bedroom furnishings and mattresses, floor coverings and lighting. In fiscal year 2005, we launched children’s furniture and bedding products. We also intend to focus on and expand the number of product offerings for which we believe we are the sole supplier in the United States. We believe that any product that meets our standards for design attributes and quality is a candidate to be added to our product assortment, and in the future we may seek out opportunities to market products beyond residential and commercial furnishings and accessories.

Increase Marketing Within and Across Our Sales Channels

We believe that opportunities exist to expand net sales with marketing initiatives focused within and across each of our sales channels. In fiscal year 2006, we are testing larger catalog sizes and increased mailing frequency to our top customers and prospective customers to increase response to our catalog channel. At the same time, we have reduced total mailings to reduce costs and improve our response rates. Additionally, we believe that we can enhance marketing efficiency by promoting our studio locations and openings in our catalogs and on our website and by utilizing customer data obtained from our catalog and online channels to target future studio openings. Our studios contain computers for online access to www.dwr.com, and we encourage in-studio sales personnel to promote online usage and to distribute our catalogs. To enhance online sales, we intend to develop additional website functionality and to implement additional third-party marketing agreements, such as our existing agreements with selected search engines.

Expand Market Awareness and Appreciation for Design Products

We intend to expand our addressable market by continuing to use each of our sales channels to promote innovative design products and to educate consumers on the principles of modern design. We seek to educate consumers through our weekly electronic newsletter, catalogs and other special publications, such as our republication of the classic design book How to See, by George Nelson, and through periodic design seminars, conferences, studio events and design contests. For example, we recently completed our third annual online contest asking customers to create chairs made from the corks and wire cages of champagne bottles. In our third annual contest, we received over 650 entries and, following the contest, as of March 31, 2006, we are now conducting traveling exhibitions of 50 of the leading entries for display in our studios. We often host events featuring industry speakers and promote studios by hosting in-studio activities such as wine tastings for consumers and neighboring galleries. Additionally, in fiscal year 2006 we will be testing and evaluating additional marketing vehicles, such as magazine print ads and other direct mail alternatives to increase awareness of our brand. We believe that these activities will enhance consumers’ appreciation of modern design and expand the market for our products.

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

We manage our merchandise offering utilizing six general product designations:

•	Design Icons. These are products recognized throughout the design community and by knowledgeable residential and commercial consumers as legitimate examples of historically significant designs. Offering design icons for sale is a crucial element of our merchandising strategy since they carry their own design authority, which we use to build our Design Within Reach brand. We anticipate that design icons will continue to be an important part of our product assortment. Examples of design icons that we offer include:

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

•	Commissioned Designs. These are products that we have commissioned and developed. We will leverage our strong relationships with world-class designers to design products exclusively for us. Going forward we intend to focus on and expand the number of internally developed products in our assortment. Examples of commissioned designs that we offer include:

Flight Recliner—Designed in 2005 by Jeffrey Bernett. The Flight Recliner has none of the bulkiness of a traditional recliner. Mr. Bernett has created a lightly-scaled, comfortable recliner that is targeted for our urban customer.

Theater Sofa Collection—Designed in 2001 by Ted Boerner. This modern sofa collection has minimalist appeal while at the same time does not compromise comfort. The Theater collection is targeted for both the residential and commercial customer.

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

•	Performance Designs. These are products designed to serve distinctive functional roles in the application for which they are used. They tend to have a predictable demand curve and, unlike design icons, may cycle out of our assortment as customer interest diminishes. Products designated as performance design typically represent a significant percentage of the new products offered in our catalogs. Based upon consumer response or product sales performance, these products may evolve into other of our product designations, such as design solutions. Examples of performance designs that we offer include:

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

We believe there are many product lines that can be developed in addition to residential and commercial furnishings and accessories, and we are constantly looking for ways to further leverage our brand recognition for design and quality. Our merchant and inventory planning teams meet weekly to review selling rates and make decisions regarding our merchandise assortment based on product performance. We manage over 850 active products and regularly review the bottom third of our assortment and discontinue unproductive items. This process allows us to introduce new items each year while maintaining our focus on product management and inventory turnover. For example, in 2005, our top 100 products represented 51% of our net sales. When we discontinue an item, the remaining inventory of that item is offered as a clearance item through our website.

Sales Channels

We established our business strategy on the premise that multiple, integrated sales channels improve customer convenience, reinforce brand awareness, enhance customer knowledge of our products, and produce operational benefits that ultimately improve market penetration and returns on capital. The objective of each of our sales channels is to maximize total market penetration.

Phone Sales

Our phone sales consist of sales of merchandise through the toll-free numbers associated with our printed catalogs. Our full-color catalog is mailed every month and serves as our primary brand building and marketing tool. By mailing our catalogs in large quantities in selected markets, we are able to reach a substantial audience, reduce the need for large expenditures on traditional advertising and marketing and generate additional sales across all of our channels. In fiscal year 2005, we distributed 12.0 million catalogs to existing and prospective customers compared to 11.3 million in fiscal year 2004. In fiscal year 2005, phone sales totaled $22.3 million compared to $25.5 million in 2004, a 12.3% decrease as more customers moved to the web and our studios.

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

In fiscal year 2005, our catalogs generally ranged from between 80 and 100 pages and contained between 350 and 400 products. Catalog circulation is focused on:

•	current buyers and catalog requestors;

•	interior designers and architects;

•	other professionals whose work involves design, such as graphic artists;

•	subscribers to design-focused magazines; and

•	purchasers of products from related consumer catalogs and retail stores

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

In fiscal year 2006, we are testing larger catalog sizes and increased mailing frequency to our top customers and believe this will increase the response to our catalog among this customer segment.

Studio Sales

The role of our studios is to bring modern design to customers’ neighborhoods and allow them to experience our products first hand. In fiscal year 2005, studio net sales totaled $88.2 million, representing a 66.9% increase from fiscal year 2004. Our studios have increased from one at the end of fiscal year 2001 to 56 studios operating in 21 states and the District of Columbia at the end of fiscal year 2005. During fiscal year 2005, we opened 23 new studios, many of them in smaller urban markets. This was our first significant studio deployment outside major metropolitan areas. As of December 31, 2005, we did not have sufficient information to determine how quickly these locations would reach their normal run rate, or how they would ultimately compare with their counterparts in larger urban markets. We are currently monitoring and analyzing studio results in these areas, and have developed tailored advertising programs to drive awareness in these markets. We expect to open 10 to 15 new studios in each fiscal year of 2006 and 2007, both in major and smaller urban markets. In fiscal year 2006, we anticipate opening the majority of our projected new studios for the year during the first half of the year. As of December 31, 2005, we had signed leases for four additional studios, two of which were opened as of March 31, 2006 and the other two are scheduled to open in mid 2006. Like our catalog and website, our studios are designed to reinforce our multi-channel strategy. For example, during the second half of fiscal year 2005, approximately 50% of buyers in our studios had been mailed a catalog prior to making a purchase.

The design of our studios is understated and reflects the clean, simple aesthetics established by the catalog. This allows us to highlight the design elements of our merchandise. Studio sizes range from approximately 1,200 to 18,000 square feet. We are targeting our future studios to be approximately 4,500 square feet on average. Most studios are located in buildings with architectural elements such as brick walls, hardwood floors, high ceilings or exposed beams, which we believe provide the appropriate atmosphere for our products. Since studios are often located in architecturally distinctive buildings, sometimes not originally intended for retail use, our floor plans may vary. However, all of our studios feature designer-oriented graphics and include our “chair-wall,” which showcases a variety of the chairs we offer on clean white display risers. Each studio’s selection of tables, lounges, lighting, shelving and other items are displayed throughout the remainder of the studio. Signage is understated but informative and is meant to reflect our design community approach. Since our studios only contain product samples and do not stock inventory for purchase, we are able to devote substantially all of our studio space to showcasing and selling products while also reducing product shrinkage, in-studio costs and the number of studio personnel. Customers are encouraged to touch the products and treat the studio as their own design hub, allowing them to learn about our products in a friendly and informal atmosphere. Computers with direct connections to www.dwr.com are available in our studios, and salespeople are trained to take customers to our website and instruct them in its use.

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

Target markets for studio openings are identified based partly on household population statistics, but also on supporting sales data collected from our other channels. Studios are located typically in moderate rent areas and usually occupy street-front space. In fiscal year 2005, studios open the entire twelve months had an average annual sales volume of $2.5 million and an average annual studio operating margin of 19.3%. Our average initial investment per studio opened during fiscal year 2005 was approximately $527,000, including net build-out and pre-opening expenses and the cost of product floor samples.

Online Sales

We created our website, www.dwr.com, to be a readily available resource for modern design furnishings and to support sales and customer service activities 24 hours a day. In fiscal year 2005, our online sales totaled $29.2 million, representing a 16.2% increase from fiscal year 2004. Our website is designed to be consistent with our catalog, with clean and simple layouts. We believe that other features such as zoom, product color changes, and printable product specifications, increase functionality and differentiate our website from those of our competitors.

Online sales are an essential component of our multi-channel strategy. During the second half of fiscal year 2005, approximately 67% of online buyers had previously been mailed a catalog but chose to purchase at www.dwr.com, often after visiting a studio or speaking with a customer service representative over the phone. In addition to driving traffic to our website through our other sales channels, we have entered into marketing agreements with select agencies to manage multiple pay-per-click search engine campaigns to increase the number of qualified visits to our website.

One additional feature that has developed into a central part of our strategy is a bi-weekly outgoing e-mail called “Design Notes.” This newsletter currently has a circulation of more than 370,000 and covers a wide range of design topics. The newsletter provides information about our products and also features general industry discussions on topics such as urban design, automobile design, mass transit systems and profiles of specific designers. With an average opt-out rate, meaning the number of requests from newsletter recipients that we discontinue sending them our newsletter as a percentage of total newsletters sent out, of 2% in fiscal year 2005, the newsletter is an important tool allowing us to make valuable contacts with design enthusiasts and potential customers. We have also used our website and “Design Notes” as testing grounds for new products, as they have proven to be effective media for receiving prompt customer feedback.

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

When determining which products to introduce, we estimate the potential sales, gross margin and returns on capital. We also assess whether a product has the potential to be available through mass merchant channels, which would dilute the uniqueness of the product. In fiscal year 2005 approximately 32.7% of our net sales were derived from products for which we believe we were the sole supplier in the United States. Going forward, we will seek to increase this percentage.

We depend on select designers, manufacturers and distributors to develop and manufacture products for us. We do not have any contractual relationships with these suppliers. However, we represent the largest share of business for many of them. We currently conduct business with over 200 designers, manufacturers and distributors, over half of which are located outside the United States. In fiscal year 2005, our largest vendor, Herman Miller, Inc., supplied us with products representing 11.2% of our net sales, and products supplied by our five largest vendors represented approximately 29.1% of net sales.

Customer Service

We are committed to providing our customers with courteous, knowledgeable and prompt service across all our channels. We have customer service representatives located at our corporate headquarters in San Francisco, California. Our agents are available to take calls from 9:00 a.m. to 9:00 p.m. Eastern time, Monday through Friday, and 10:00 a.m. to 6:30 p.m. Eastern time on Saturday. Our customer service center is staffed with DWR representatives who are interested in design and knowledgeable about our products. Our customer service representatives handled, on average, approximately 15,000 customer contacts monthly in fiscal year 2005. Our representatives provide personal attention to customers who call toll free or send e-mails to request a catalog subscription, place an order or inquire about a product. Our customer service group also is responsible for resolving customer complaints. If a customer is not satisfied with one of our products, he or she can return it for repair, replacement or refund.

We seek to hire and retain qualified sales and customer service representatives in both our customer service center and studio operations. As of December 31, 2005, approximately half of our studio personnel either had a degree in design or prior work experience as a design professional. Each new studio proprietor undergoes a thorough training program during which he or she is trained in all aspects of our business. Studio sales personnel are trained extensively prior to a new studio opening. This training focuses primarily on giving them a working knowledge of our products, augmenting their knowledge regarding featured designers and ensuring that they understand our high customer service standards. We have also developed ongoing programs conducted at each studio that are designed to keep each salesperson up-to-date on each new product offered.

During January 2004, we launched a private label credit card program, which is administered by World Financial Network National Bank. We bear no credit risk in connection with this program. As of December 31, 2005, approximately 9,700 cards had been issued.

Fulfillment

Substantially, all product orders from each of our sales channels are fulfilled from our facility in Hebron, Kentucky of approximately 317,000 square feet, except in limited cases where the product is shipped directly to the customer from the manufacturer. We expect this facility to support our distribution capacity for our existing and future needs. We believe this facility has enhanced our level of customer service with order fulfillment occurring within a two day drive time for delivery for the majority of the U.S. population. Shipment of products from our fulfillment center to our customers is through third-party carriers. Our goal is to ship the majority of customer orders within 24 to 48 hours after the order is received. In fiscal year 2005, we had an initial fulfillment rate, meaning the product was in stock and ready to ship at the time of order, of approximately 80%, and we shipped substantially all in stock product by the next business day after receiving the order.

Information Technology and Systems

In May 2005, we converted our existing information technology system to a new, custom-built system supporting our product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. These information technology systems also are used to generate information for our financial reporting. We encountered problems with the conversion, due in large part to the absence of rigorous testing of the new systems prior to implementation. In particular, the new systems do not contain mechanisms to automatically identify and correct or reject erroneous or incomplete data. These system problems resulted in our being unable to complete our fiscal year 2005 audit and file this Form 10-K in a timely manner. During the third quarter of 2005, we hired a consulting firm to assess the inadequacies of the system. As a result of that review process, we have decided to replace the existing system.

During the first quarter of 2006, we hired another consulting firm to clearly define and document the requirements for the new system. During the second quarter of 2006, we expect to finalize the specifications for the new system, hire a consulting firm and begin the process of developing, testing and implementing the new system. We are currently targeting an early fiscal year 2007 installation of the new system.

Our website is located at a third-party hosting facility in Santa Clara, California. The hardware configuration includes firewalls, scalable servers, and other network enhancing features. This configuration allowed us to maintain 99.8% availability and a 1.4 second average response time over broadband during fiscal year 2005.

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

We face competition from several sources, including the following:

•	modern design companies selling solely through catalog and online, such as Oriac Design Corp. and Topdeq Corporation;

•	regional retailers specializing in modern design, such as Limn, The Magazine, Murray Moss and Slater/Marinoff & Co.;

•	national or multinational retailers such as Crate & Barrel, CB2 (a company owned by Euromarket Designs, Inc.), Ethan Allen Interiors, Inc., Home Decorators Collection, IKEA, Pottery Barn and West Elm (divisions of Williams-Sonoma, Inc.), Restoration Hardware, Inc. and Room & Board, Inc.; and

•	manufacturers whose products we sell, such as Cassina S.p.A., Herman Miller, Inc., Kartell US Inc., Knoll, Inc., Steelcase, Inc. and Vitra Inc., selling through other authorized dealerships.

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

Intellectual Property

We believe that our trademarks, including our registered trademark, “Design Within Reach,” and the brand name recognition that we have developed are of significant value. We strive to preserve the quality of our brand name and protect all of our intellectual property rights, which include the copyrights in our catalogs, rights to our domain name, www.dwr.com, databases and information management systems, and licenses for software for our desktop computers, to ensure that the value of our proprietary rights is maintained. We attempt to protect our intellectual property rights on our commissioned designs, both in the United States and in foreign countries, through a combination of trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights. These include trademark, copyright and trade secret laws and confidentiality, invention assignment and nondisclosure agreements with our employees, contractors and suppliers.

Employees

At December 31, 2005, we had 356 employees, of whom 303 were engaged in selling and administrative functions, and 53 were involved in sourcing or fulfillment functions.

Available Information

A copy of any of the materials we file with the SEC may be inspected without charge at the public reference room maintained by the SEC, located at 450 Fifth Street, N.W., Room 1200, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The address of the site is www.sec.gov.

We file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the public reference room and website of the SEC referred to above. We maintain a website at www.dwr.com. You may access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC free or charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our web address does not constitute incorporation by reference of the information contained at or accessible through this site.

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

We were originally incorporated in November 1998 and began selling products in July 1999. As an early stage company with limited operating history, we face risks and difficulties, such as challenges in accurate financial planning and forecasting as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories. These difficulties are particularly evident with respect to the evaluation and prediction of the operating results and expenses of our studios, as we opened our first studio in November 2000 and have expanded from one studio at the end of 2001 to 56 studios as of December 31, 2005. Further, our limited operating history will make it difficult for investors and securities analysts who may choose to follow our common stock, if any, to evaluate our business, strategy and prospects. Our failure to address these risks and difficulties successfully would seriously harm our business.

If we fail to offer merchandise that our customers find attractive, the demand for our products may be limited.

In order for our business to be successful, our product offerings must be distinctive in design, useful to the customer, well made, affordable and generally not widely available from other retailers. We may not be successful in offering products that meet these requirements in the future. If our products become less popular with our customers, if other retailers, especially department stores or discount retailers, offer the same products or products similar to those we sell, or if demand generally for design products such as ours decreases or fails to grow, our sales may decline or we may be required to offer our products at lower prices. If customers buy fewer of our products or if we have to reduce our prices, our net sales will decline and our operating results would be affected adversely. In fiscal year 2006, we plan to offer substantially fewer promotional discounts than in fiscal year 2005. We have reduced the number of promotions in an effort to improve our gross margins, but this approach might harm our net sales and might not result in an increase in gross profit or operating income.

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

We plan to open between 10 to 15 new studios in each of fiscal year 2006 and 2007. We anticipate the costs associated with opening these new studios will be between approximately $4.0 million and $7.0 million in each of fiscal years 2006 and 2007. However, we may not be able to attain our target number of new studio openings, and any of the new studios that we open may not be profitable, either of which could have an adverse impact on our financial results. Our ability to expand by opening new studios will depend in part on the following factors:

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

Our success depends in part on our ability to market, advertise and sell our products effectively through the Design Within Reach catalog. In fiscal year 2005, phone sales totaled $22.3 million, representing 14.1% of our total net sales during such period. We believe that the success of our catalog operations depends on the following factors:

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

We have made and will continue to make certain systems changes that might disrupt our supply chain operations and delay our release of financial results.

Our success depends on our ability to source merchandise efficiently through appropriate systems and procedures. In May 2005, we converted our then existing information technology system to a new, custom-built system supporting our product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. These information technology systems also are used to generate information for our financial reporting. We encountered problems with the conversion, due in large part to the absence of rigorous testing of the new systems prior to implementation. In particular, the new systems do not contain mechanisms to automatically identify and correct or reject erroneous or incomplete data. These system problems resulted in our being unable to complete our fiscal year 2005 audit and file this Form 10-K in a timely manner. During the third quarter of 2005, we hired a consulting firm to assess the inadequacies of the system. As a result of that review process, we have decided to replace our current system.

During the first quarter of 2006, we hired another consulting firm to clearly define and document the requirements for the new system. During the second quarter of 2006, we expect to finalize the specifications for the new system, hire a consulting firm and begin the process of developing, testing and implementing the new system. We are currently targeting an installation of the new system by early 2007.

There are inherent risks associated with replacing our core systems, including supply chain disruptions that affect our ability to deliver products to our customers and delays in obtaining the information necessary for our financial reporting. We may not be able to successfully launch these new systems or launch them without supply chain disruptions or delays in releasing our financial results in the future. Any resulting supply chain disruptions could have a material adverse effect on our operating results. If we cannot produce timely and reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

Management has identified material weaknesses in internal controls over financial reporting. Our failure to implement and maintain effective internal controls in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer concluded that control deficiencies which constituted material weaknesses existed in our internal control over financial reporting as of December 31, 2005. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005 at the reasonable assurance level. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses relating both to our control environment and our control activities.

Management determined that we had material weaknesses in our control environment because as of December 31, 2005 we did not have (1) a sufficient number of personnel or appropriate depth of experience for our accounting, finance and information technology departments to ensure the preparation of interim and annual financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), (2) robust risk assessment processes, including strategic plans, budgets and clearly defined and communicated goals and objectives, (3) adequate monitoring of our existing control activities over financial reporting, (4) the ability to produce financial statements and deliver information to decision makers in a timely manner, and (5) the ability to remediate previously communicated weaknesses. In addition, we placed heavy reliance on manual procedures and detective controls without quality control review and other monitoring controls in place to adequately identify and assess significant risks that may impact financial statements and related disclosures. These conditions were exacerbated by problems encountered with the recent major systems implementation and significant turnover of personnel in several key finance and accounting and information technology positions, including the chief financial officer, controller and chief information officer. These control deficiencies could result in material misstatements of the annual or interim financial statements that would not be prevented or detected.

Management also identified numerous material weaknesses in our control activities, including the following:

•	We did not maintain effective controls over period-end financial reporting processes;

•	We did not maintain adequate segregation of duties;

•	We did not maintain effective controls over access to our systems, financial applications, and data;

•	We had deficiencies relating to the preparation of account analyses, account summaries and account reconciliations;

•	We had deficiencies relating to the documentation of accounting policies and procedures;

•	We had deficiencies relating to records retention;

•	We had deficiencies relating to inventory management and merchandise accounts payable;

•	We had deficiencies relating to non-merchandise accounts payable;

•	We did not maintain effective control over the costing and valuation of inventory;

•	We had deficiencies relating to the recording of, and accounting for, fixed assets;

•	We did not maintain effective controls over taxes computed by third-party experts;

•	We did not maintain an effective controls related to the invoicing of customers with credit terms and the collection and application of payments and credits to accounts receivable;

•	We did not maintain effective control over payroll processing;

•	We identified deficiencies in our treasury functions which were considered material weaknesses; and

•	We did not maintain effective control over spreadsheets used in our financial reporting process.

Any of these control deficiencies could result in material misstatements of the annual or interim financial statements that would not be prevented or detected. For more information about the material weaknesses identified by management, please see Part I, Item 9A, “Controls and Procedures.”

We have begun to take steps to strengthen our internal control processes to address the matters identified by us. These measures may not, however, completely eliminate the material weaknesses we identified, and we may have additional material weaknesses or significant deficiencies in our internal controls that neither they nor our management has yet identified. The existence of one or more material weaknesses or significant deficiencies could result in material errors in our financial statements, and we may incur substantial costs and may be required to devote substantial resources to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we cannot produce timely and reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

We must manage our online business successfully or our business will be adversely affected.

Our success depends in part on our ability to market, advertise and sell our products through our website. In fiscal year 2005, online sales totaled $29.2 million, representing 18.5% of our total net sales. The success of our online business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to additional risks and uncertainties associated with the Internet. These risks include changes in required technology interfaces, website downtime or slowdowns and other technical failures or human errors, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to respond successfully to these risks and uncertainties might adversely affect the sales through our online business, as well as damage our reputation and increase our selling, general and administrative expenses. Our website was affected by our system conversion in May 2005 discussed above and as a consequence, we were unable to take orders for a two week period.

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

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from over 200 foreign and domestic designers, manufacturers and distributors. We have no long-term purchase contracts with any of our suppliers and, therefore, have no contractual assurances of continued supply, pricing or access to products, and any vendor could discontinue selling to us at any time. In fiscal year 2005, products supplied by our five largest vendors represented approximately 29.1% of net sales.

Additionally, some of our suppliers, including Herman Miller, Inc., Vitra Inc. and Kartell US Inc., compete directly with us in both residential and commercial markets and may in the future choose not to supply products to us. In fiscal year 2005, products supplied by Herman Miller, Inc., Vitra Inc. and Kartell US Inc. represented approximately 14.5% of our net sales. Additionally, some of our smaller vendors have limited resources, production capacities and operating histories, which means that they may not be able to timely produce sufficient quantities of certain products demanded by our customers. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Any inability to acquire suitable merchandise or the loss of one or more key vendors could have a negative effect on our business and operating results because we would be missing products from our merchandise mix unless and until alternative supply arrangements are made. Moreover, we may not be able to develop relationships with new vendors and products from alternative sources, if any, may be of a lesser quality or more expensive than those we currently purchase.

New accounting pronouncement may impact our future results of operations.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment.” This statement which is effective in our first quarter of fiscal year 2006 changes how we account for share-based compensation and may negatively impact our stock price.

SFAS No. 123R requires us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also requires us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. The impact of adoption of SFAS No. 123R is difficult to predict at this time because it will depend on levels of share-based payments granted in the future. However, we believe if we had adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the notes to our financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized stock-based compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce our net operating cash flows and increase our net financing cash flows, as well as decrease net income or increase net losses due to additional compensation expense recorded, in periods after adoption.

Intellectual property claims against us could be costly and could impair our business.

Third parties may assert claims against us alleging infringement, misappropriation or other violations of patent, trademark, trade dress, or other proprietary rights held by them, whether or not such claims have merit. Some of the products we offer, including some of our best selling items, are reproductions of designs that some of our competitors believe they have exclusive rights to manufacture and sell, and who may take action to seek to prevent us from selling those reproductions. Alternatively, such persons may seek to require us to enter into distribution relationships with them, thereby requiring us to sell their version of such products, at a significantly higher price than the reproduction that we offer, which may have a significant adverse impact on our sales volume, net sales and gross margin. During 2005, we discontinued selling reproductions of Barcelona merchandise currently being manufactured by Knoll, Inc. and agreed to carry the Barcelona merchandise instead.

We were selling the reproductions, which we referred to as “Pavillion” merchandise, at substantially lower prices than the Barcelona merchandise. In addition, when marketing or selling our products, we may refer to or use product designations that are or may be trademarks of other people, who may allege that we have no right to use such marks or product designations and bring actions against us to prevent us from using them. If we are forced to defend against third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could divert management personnel, or result in product shipment delays. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties, or to cease selling the infringing product, which may have a significant adverse impact on our sales volume and gross margins, especially if we are required to stop selling any of our best-selling items as a result of, or in connection with, such claim. Further, as a result of infringement claims either against us or against those who license rights to us, we may be required to enter into costly royalty, licensing or product distribution agreements. Such royalty, licensing or product distribution agreements may be unavailable on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to obtain suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, it could significantly harm our business. Moreover, any such litigation regarding infringement claims may result in adverse publicity which may harm our reputation.

We are subject to various risks and uncertainties that might affect our ability to procure quality merchandise from our vendors.

Our performance depends on our ability to procure quality merchandise from our vendors. Our vendors are subject to certain risks, including availability of raw materials, labor disputes, union organizing activity, inclement weather, natural disasters, and general economic and political conditions that might limit their ability to provide us with quality merchandise on a timely basis. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to us or our customers. Our vendors’ failure to manufacture or import quality merchandise could reduce our net sales, damage our reputation and have an adverse effect on our financial condition.

A substantial portion of our sales during any given period of time may be generated by a particular product or line of products obtained from a small number of vendors, and if sales of those products or line of products decrease, our common stock price may be adversely affected.

In fiscal year 2005, our sales of products supplied by Herman Miller, Inc., the manufacturer of, among other items, the Aeron Chair, the Eames Lounge Chair and Ottoman, the Eames® Aluminum Management Chair and the Noguchi Table, constituted approximately 7% of our total net sales. Sales of products supplied by our top five vendors constituted approximately 29.1% of our total net sales in fiscal year 2005. Although we have no formal supply agreements with any of these vendors, we believe that sales of products we obtain from these vendors will continue to constitute a substantial portion of our sales in the future. However, sales of products from these vendors may not continue to increase or may not continue at this level in the future. If sales of products from these vendors decrease, our net sales will decrease and the price of our common stock may be adversely affected.

Changes in the value of the U.S. dollar relative to foreign currencies and/or any failure by us to adopt and implement an effective hedging strategy could adversely affect our operating results.

In fiscal year 2005, we generated all of our net sales in U.S. dollars, but we purchased approximately 44% of our product inventories from manufacturers in Europe and paid for the majority of these products in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, our effective cost of supplies of product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of goods sold and decrease our gross margin.

During fiscal year 2004, the value of the U.S. dollar decreased approximately 8% relative to the Euro, which had an adverse effect on our cost of goods and gross margins. In fiscal year 2005, the value of the dollar increased approximately 10% relative to the Euro. However, we did not benefit significantly from this strengthening of the dollar because we made most of our fiscal year 2005 inventory purchases in the first part of the year when the dollar was still weak relative to the Euro and because of the hedging contracts we purchased at a time when the dollar was relatively weak. Under our hedging strategy adopted in the fourth quarter of 2004, and which was in place during fiscal year 2005, we purchased foreign currency option contracts with maturities of 12 months or less to hedge our currency risk on anticipated purchases of merchandise based on our forecasted demand. We account for hedging contracts on a monthly basis by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged is sold in each reporting period. However, when derivative positions exceed identified exposures, such contracts are considered “ineffective” and reported through earnings (loss). In fiscal year 2005, our actual demand was less than our forecasted demand, and the amount of Euros we hedged was greater than the amount we needed for purchases of inventory. As a result, we recorded approximately $236,000 for ineffectiveness during fiscal year 2005.

Although we are evaluating and plan to revise our hedging strategy, we will not be able to eliminate all fluctuations in our cost of goods caused by changes in currency exchange rates. If our revised hedging strategy does not help reduce fluctuations in our cost of goods and mitigate the impact of strengthening of the Euro relative to the U.S. dollar, we will continue to have difficulties in accurately predicting our costs of goods and our cost of goods may increase, adversely impacting our gross margin. In addition, if our forecasted demand exceeds actual demand, we may have expenses associated with hedging that are not associated with inventory purchases.

We rely on foreign sources of production, which subjects us to various risks.

We currently source a substantial portion of our products from foreign manufacturers located in Canada, Denmark, Germany, Italy, The Netherlands, Spain, and in other countries. As such, we are subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, work stoppages, economic uncertainties including inflation, foreign government regulations, wars and fears of war, acts of terrorism, political unrest and trade restrictions. Additionally, countries in which our products are currently manufactured or may be manufactured in the future may become subject to trade restrictions imposed by the United States or foreign governments. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas could increase the cost or reduce the supply of merchandise available to us and adversely affect our operating results.

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

We face intense competition, and if we are unable to compete effectively, we may not be able to maintain profitability.

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

Our success depends to a significant extent upon the efforts and abilities of our current senior management to execute our business plan. In particular, we are dependent on the services of Tara Poseley, our President and Chief Executive Officer, Ken La Honta, our Chief Operating Officer, Chief Financial Officer and Secretary and Robert Forbes, Jr., our founder, who currently serves as a director and consultant. We do not have long-term employment agreements with any of our key personnel. The loss of the services of Ms. Poseley, Mr. La Honta, Mr. Forbes or any of the other members of our senior management team or of other key employees could have a material adverse effect on our ability to implement our business strategy and on our business results. Changes in our senior management and any future departures of key employees or other members of senior management may be disruptive to our business and may adversely affect our operations. Additionally, our future performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. If members of our existing management team are not able to manage our company or our growth, or if we are unable to attract and hire additional qualified personnel as needed in the future, our business results will be negatively impacted.

Our senior management team has limited experience working together as a group, and may not be able to manage our business effectively.

Several members of our senior management team, including our Chief Financial Officer, Chief Operating Officer and Secretary and our Executive Vice President of Marketing and Merchandising, have been hired since May 2005. In addition, Tara Poseley became our Chief Executive Officer in October 2005, prior to that she had been our Vice President of Merchandising since August 2004. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business.

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

We regard our copyrights, service marks, trademarks, trade dress, patents, trade secrets and other intellectual property as critical to our success. Our principal intellectual property rights include trademark registrations or applications for our name, “Design Within Reach,” our logo, and the acronym, “DWR,” among others; copyrights and trade dress rights in our catalogs, website and certain of our products, such as our commissioned designs, and packaging; rights to our domain name, www.dwr.com, and our databases and information management systems; and patent registrations or applications, and other proprietary rights, in certain product designs. We rely on trademark, copyright, patent, unfair competition and trade secret laws, and confidentiality agreements with our employees, consultants, suppliers and others, to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. If we are unable to protect or preserve the value of our trademarks, copyrights, patents, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers. In addition, the costs of defending our intellectual property may adversely affect our operating results.

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

Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as freedom of expression, pricing, user privacy, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability of existing laws to the Internet relating to issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, U.S. and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. Many of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. The applicability and reach of those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are uncertain. The restrictions imposed by and costs of complying with current and possible future laws and regulations related to our business could harm our future operating results.

In addition, because our website is accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. Our failure to qualify in a state or country where we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could have a material adverse effect on our business. During fiscal year 2005, the Company has been subject to sales and use tax audits by various states as well as a current Internal Revenue Service audit for fiscal year 2003. Although any adverse results for completed audits have not been material to us, there is a risk that federal, state and local jurisdictions may challenge the characterization of certain transactions and assess additional amounts, including interest and penalties. In the event that transactions are challenged by tax authorities, the review process would divert management attention and resources and we may incur substantial costs.

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

We may need to raise additional capital in the future to open additional studios, to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. We have a credit agreement with Wells Fargo HSBC Trade Bank, N.A., as amended on December 23, 2005, which provides for a $10.0 million operating line of credit. As of December 31, 2005, we were not in compliance with various financial covenants under our credit agreement. We received a waiver of default on March 29, 2006. As a result, our ability to borrow under the line was not interrupted. However, if we are unable to return to compliance and maintain such compliance with these covenants, we may, in the future, be restricted from borrowing until we return to compliance with the covenants or we obtain an additional waiver which may or may not be available to us. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute the ownership interests of existing stockholders, or scale back, or fail to address opportunities for expansion or enhancement of, our operations.

Our inability to obtain commercial insurance at acceptable prices might have a negative impact on our business.

During fiscal year 2005, we experienced a substantial increase in the costs of insurance compared to that spent in prior years. We believe that extensive commercial insurance coverage is prudent for risk management and anticipate that our insurance costs may continue to increase substantially. However, for certain types or levels of risk (e.g., risks associated with earthquakes or terrorist attacks), we might determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we might choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our operating results, cash flows and financial position.

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

Our common stock had not been publicly traded prior to our initial public offering, which was completed in July 2004, and an active trading market may not be sustained. The market price of our common stock has been subject to significant fluctuations. Since our initial public offering, our stock price has traded from a low of $4.20 to a high of $19.45. It is possible that in some future periods our results of operations may be below the expectations of securities analysts who may choose to follow our common stock, if any, and investors. If this occurs, our stock price may decline. Factors that could affect our stock price include the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in securities analysts’ recommendations or estimates, if any, of our financial performance;

•	publication of research reports by analysts, if any;

•	changes in market valuations of similar companies;

•	announcements by us, our competitors or other retailers;

•	additions or departures of key personnel;

•	the trading volume of our common stock in the public market;

•	general economic conditions;

•	financial market conditions;

•	changes in accounting principles or policies, including the requirement to treat stock option grants as an operating expense;

•	acts of terrorism; and

•	war or threats of war.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently lease an approximately 59,000 square foot facility in downtown San Francisco, California for our corporate headquarters. The lease for our corporate headquarters expires on March 10, 2010. We believe that this facility will provide us with adequate space for growth for at least the next three years.

We lease approximately 317,000 square feet of warehouse space in Hebron, Kentucky for use as our warehouse and fulfillment center and we expect this facility to support our current and future distribution capacity needs. The lease expires on November 30, 2008.

As of December 31, 2005, we leased approximately 241,000 gross square feet for our 56 studios in 21 states and the District of Columbia that are currently open and an aggregate of approximately 14,000 square feet for four planned studios, two of which were opened as of March 31, 2006 and the other two are scheduled, with signed leases, to open in mid 2006. Most of the studio leases have lease terms ranging from two to eleven years and provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. These leases generally require that we pay insurance, utilities, real estate taxes and repair and maintenance expenses.

During fiscal year 2005, we opened 23 new studios, many of them in smaller urban markets. This was our first significant studio deployment outside major metropolitan areas. We expect to open 10 to 15 new studios in each fiscal year of 2006 and 2007, both in major and smaller urban markets. In fiscal year 2006, we anticipate opening the majority of our projected new studios for the year during the first half of the year.

Item 3. Legal Proceedings

From time to time, we may be involved in legal proceedings and litigation incidental to the normal conduct of our business. We are not currently involved in any material legal proceedings or litigation.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the Nasdaq National Market since July 2, 2004 under the symbol DWRI. As of April 11, 2006, there were approximately 55 holders of record of our common stock. The following table sets forth the high and low sales prices for our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low
Year Ended December 30, 2006
First Quarter	$7.62	$5.15
Second Quarter (until April 13, 2006)	$5.76	$5.20

Year Ended December 31, 2005
Fourth Quarter	$9.60	$4.20
Third Quarter	19.45	8.90
Second Quarter	18.62	13.88
First Quarter	16.81	13.26

Year Ended January 1, 2005
Fourth Quarter	$18.13	$13.86
Third Quarter (beginning July 2, 2004)	19.44	15.15

On April 13, 2006, the closing price of our common stock was $5.37.

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

Equity Compensation Plan Information

The following table sets forth information regarding all of our equity compensation plans as of December 31, 2005.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	1,716,640	$7.98	661,408
Equity compensation plans not approved by security holders	—	—	—

Total	1,716,640	$7.98	661,408

(1)	Includes 243,509 shares of our common stock available for issuance under our Employee Stock Purchase Plan.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2005.

Item 6. Selected Financial Data

The following selected financial data are derived from our financial statements. This data should be read in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended (1)
	December 31, 2005	January 1, 2005	December 27, 2003	December 28, 2002	December 29, 2001
	(in thousands, except share and per share data)
Statements of Earnings Data:
Net sales	$158,236	$120,598	$81,138	$57,254	$40,299
Cost of sales	90,400	65,077	43,298	30,241	22,291

Gross margin	67,836	55,521	37,840	27,013	18,008
Selling, general and administrative expenses	71,422	49,507	35,232	24,883	17,874
Facility relocation costs (2)	—	198	559	—	—

Earnings (loss) from operations	(3,586)	5,816	2,049	2,130	134
Other income (expense), net	568	242	59	74	166

Earnings before income taxes	(3,018)	6,058	2,108	2,204	300
Income tax expense (benefit) (3)	(949)	2,314	(852)	1	4

Net earnings (loss)	(2,069)	3,744	2,960	2,203	296

Deemed preferred stock dividend (4)	—	—	(1,765)	—	—
Net earnings (loss) available to common stockholders	$(2,069)	$3,744	$1,195	$2,203	$296

Net earnings (loss) per share (5):
Basic	$(0.15)	$0.46	$0.37	$0.75	$0.10
Diluted	$(0.15)	$0.29	$0.11	$0.21	$0.03
Weighted average shares used to compute net earnings (loss) per share:
Basic	13,729	8,177	3,261	2,951	2,833
Diluted	13,729	13,128	11,294	10,663	10,029

	As of
	December 31, 2005	January 1, 2005 (Restated) (6)	December 27, 2003	December 28, 2002	December 29, 2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,428	$1,075	$44	$4,587	$4,720
Investments	9,652	25,517	—	—	—
Working capital	25,646	28,882	1,646	5,111	5,805
Total assets	87,333	74,620	25,522	18,378	12,270
Total indebtedness	1,310	1,305	3,675	—	—
Convertible preferred stock (7)	—	—	12,084	12,232	12,232
Accumulated earnings (deficit)	(811)	1,258	(2,486)	(3,681)	(5,884)
Total stockholders’ equity	53,542	48,002	9,838	8,752	6,436

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

(2)	Costs associated with the relocation of our fulfillment center operations from Union City, California to Hebron, Kentucky. Facility relocation costs for the fiscal year 2004 also included costs associated with the relocation of our corporate headquarters.
(3)	In fiscal year 2003, we recorded a net income tax benefit of $852,000 principally as a result of the reversal of a valuation allowance on our California state and federal net operating loss carry-forwards.
(4)	In May 2003, we repurchased 1,961,000 shares of our Series B preferred stock at a price of $3.45 per share, for aggregate consideration of $6.8 million. The excess of the repurchase price over the carrying value of the repurchased shares is reported as a deemed preferred stock dividend of $1.8 million and subtracted from net earnings to arrive at net earnings available to common stockholders. The deemed preferred stock dividend in fiscal year 2003 reduced basic earnings per share by $0.54 to $0.37 and diluted earnings per share by $0.15 to $0.11.
(5)	For more information regarding the calculation of net earnings (loss) per share, see Note 1 of our financial statements.
(6)	Refer to Note 1 to the financial statements for more information regarding the restatement of cash and cash equivalents.
(7)	All 5,399,000 outstanding shares of convertible preferred stock converted automatically into 5,399,000 shares of common stock upon the closing of our initial public offering in July 2004.

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

Overview

Design Within Reach is an integrated multi-channel provider of distinctive modern design furnishings and accessories. We market and sell our products to both residential and commercial customers through three integrated sales channels, consisting of our phone sales, studios sales and online sales. We offer over 850 products in numerous categories, including chairs, tables, workspace and outdoor furniture, lighting, floor coverings, beds and related accessories, bathroom fixtures, fans and other home and office accessories. In September 2005, we introduced an exclusive bedding collection to our product assortment. In October 2005, the Company launched a comprehensive product assortment of furnishings and accessories for babies and children called “DWRjax.” Our policy of having products “in stock and ready to ship” is a departure from the approach taken by many other modern design furnishings retailers, which we believe typically requires customers to wait weeks or months to receive their products.

Our business operates on the premise that multiple, integrated sales channels improve customer convenience, reinforce brand awareness, and enhance knowledge of our product, and our customers often use all of these channels in the course of making a purchase decision. We consider our catalog to be our primary marketing vehicle and tool for building brand awareness and educating the customer about our products and designers. Due to its higher ticket price, the furniture buying process can be a lengthy one, often leading the customer to contact us multiple times before making a purchase. We believe the seamless connection between our studios, website and catalog help to facilitate this process, and as many of our studio proprietors and sales associates are educated in design or have design related experience, we believe this helps to drive sales and provides a better customer experience.

We have experienced significant growth in customers and net sales since our founding in 1998. We began selling products through phone and online in the second half of 1999, and we opened our first studio in

November 2000. We base our decisions on where to open new studios by categorizing markets into “tiers” based on household population statistics and supporting sales data collected from our other sales channels. We plan to open the majority of our new studios in markets in our top two tiers during fiscal year 2006. Although most of our studios have been open less than three full years, our experience indicates that studio openings significantly improve our overall market penetration rates in the markets in which they are located even though the opening of a studio may initially have an adverse effect on sales growth in our other sales channels in the same market. Our studios have increased from one at the end of fiscal year 2001 to 56 studios operating in 21 states and the District of Columbia at the end of fiscal year 2005. During fiscal year 2005, we opened 23 new studios, many of them in smaller urban markets. This was our first significant studio deployment outside major metropolitan areas. As of December 31, 2005, we did not have sufficient information to determine how quickly these locations would reach their normal run rate, or how they would ultimately compare with their counterparts in larger urban markets. We are currently monitoring and analyzing studio results in these areas, and have developed tailored advertising programs to drive awareness in these markets. We expect to open 10 to 15 new studios in each fiscal year of 2006 and 2007, both in major and smaller urban markets. In fiscal year 2006, we anticipate opening the majority of our projected new studios for the year during the first half of the year. As of December 31, 2005, we had signed leases for four additional studios, two of which were open as of March 31, 2006 and the other two are scheduled to open in early fiscal year 2006.

All of our sales channels utilize a single common inventory held at our Hebron, Kentucky fulfillment center. Because we don’t offer a “cash and carry” option in our studios, we are able to more fully utilize selling space and avoid the operational issues that often arise with stock balancing and store replenishment. We currently source our products primarily in the U.S. and Europe. In fiscal year 2005, we purchased approximately 44% of our product inventories from manufacturers in Europe and paid for the majority of these products in Euros. Although we put a hedging strategy in place to mitigate the impact of currency fluctuations during the fourth quarter of 2004, we have not been satisfied with the results of this strategy. Consequently, we are evaluating our currency hedging strategy going forward and intend to make changes to it during fiscal year 2006. We also plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, we will strive to source products in other parts of the world including Latin America and Asia. We believe this will favorably impact our product margins during fiscal year 2006, and help us better manage currency risk.

In May 2005, we converted our then existing information technology systems to new, custom-built systems supporting our product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. These information technology systems also are used to generate information for our financial reporting. We encountered problems with the conversion, due in large part to the absence of rigorous testing of the new systems prior to implementation. In particular, the new systems do not contain mechanisms to automatically identify and correct or reject erroneous or incomplete data. These systems problems resulted in our being unable to complete our fiscal year 2005 audit and file this Form 10-K in a timely manner. During the third quarter of fiscal year 2005, we hired a consulting firm to assess the inadequacies of the system. As a result of that review process, we have decided to replace the existing system. This system cost us approximately $5.1 million and the net book value was approximately $3.2 million as of December 31, 2005.

During the first quarter of 2006, we hired another consulting firm to clearly define and document the requirements for the new system. During the second quarter of 2006, we expect to finalize the specifications for the new system, hire a consulting firm and begin the process of customizing, testing and implementing the new system. We are currently targeting an early fiscal year 2007 installation of the new system.

On July 6, 2004, we completed our initial public offering of 4,715,000 shares of common stock at $12.00 per share. Of the shares offered, 3,000,000 were sold by us and 1,715,000 were sold by selling stockholders. We raised net proceeds of $31.8 million in our initial public offering, net of underwriting discounts and offering expenses. On March 15, 2005, we completed a public offering of 2,070,000 shares of common stock at $15.80 per share. Of the shares offered, 100,000 were offered by us and 1,970,000 were offered by selling stockholders. We raised net proceeds of $898,000 in this public offering, net of underwriting discounts and offering expenses.

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

We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. Our 2005 fiscal year ended on December 31, 2005, our 2004 fiscal year ended on January 1, 2005 and our 2003 fiscal year ended on December 27, 2003. Fiscal years 2005 and 2003 consisted of 52 weeks and fiscal year 2004 consisted of 53 weeks.

Revenue Recognition. We recognize revenue on the date on which we estimate that the product has been received by the customer. We record as deferred revenue any sales made in the last week of the reporting period for which we estimate delivery in the following period. Those estimated amounts are recorded as deferred revenue. We also record any payments received prior to the date goods are shipped to the customer as customer deposits. We use our third-party freight carrier information to estimate standard delivery times to various locations throughout the U.S. Sales are recorded net of estimated returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Although our actual returns historically have not differed materially from estimated returns, in the future, actual returns may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. The reserve for estimated product returns was approximately $323,000, $558,000 and $442,000 as of December 31, 2005, January 1, 2005, and December 27, 2003, respectively. We recognize net sales revenue for shipping and handling fees charged to customers at the time products are estimated to have been received by customers.

Shipping and Handling Costs. Shipping costs, which include inbound and outbound freight costs, are included in cost of sales. We record costs of shipping products to customers in our cost of sales at the time products are estimated to have been received by customers. Handling costs, which include fulfillment center expenses, call center expenses, and credit card fees, are included in selling, general and administrative expenses. Handling costs were approximately $7.8 million, $6.9 million, and $5.1 million for fiscal years 2005, 2004 and 2003, respectively. Our gross margin calculation may not be comparable to that of other entities, which may allocate all shipping and handling costs to cost of sales, resulting in lower gross margin, or to operating expenses, resulting in higher gross margin.

Inventory. Inventory consists primarily of finished goods purchased from third-party manufacturers. Inventory on hand is carried at a computed average cost which approximates a first-in first-out method and the lower of cost or market. We write down inventory for estimated damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. Although our actual inventory write-downs historically have not differed materially from estimated inventory write downs, in the future, actual inventory write downs may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. As of December 31, 2005 and January 1, 2005, inventory reserves amounted to approximately $2.1 million and $677,000, respectively.

Stock-Based Compensation. We recorded deferred stock-based compensation charges in the amount by which the exercise prices of certain options were less than the fair value of our common stock at the date of grant. Prior to the establishment of a public market for our stock in July 2004, our board of directors determined the fair value of our common stock based upon several factors. The fair value of our common stock is now determined by the trading price of our stock on the NASDAQ National Market.

We amortize the deferred compensation charges ratably over the vesting period of the underlying option awards. In fiscal year 2004, we recorded $2.1 million in deferred compensation. In fiscal year 2005 and 2004, we recognized approximately $571,000 and $551,000, respectively, in deferred stock-based compensation expense. As of December 31, 2005, we had a balance of $628,000 of deferred stock-based compensation remaining to be amortized.

In the first quarter of fiscal year 2006, we will be required to follow the fair value approach using an option-pricing model, such as the Black-Scholes option valuation model in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, to value the stock options we grant. See “Recent Accounting Pronouncements” below.

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

Advertising Costs. Prepaid catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs, for all of our direct response catalogs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual sales to the total of actual and estimated future sales on an individual catalog basis. The period of expected future benefit is calculated based on our projections of when approximately 90% of sales generated by the catalog will be made. Based on data we have collected, we historically have estimated that catalogs have a period of expected future benefit of two to four months. The period of expected future benefit of our catalogs would decrease if we were to publish new catalogs more frequently in each year, or increase if we published them less frequently. Prepaid catalog costs are evaluated for realizability at the end of each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. We account for consideration received from our vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received from such vendors were approximately $673,000, $489,000, and $273,000 in fiscal years 2005, 2004 and 2003, respectively.

Impairment of Long-Lived Assets. Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate the net book value may not be recoverable. Management considers the following circumstances and events to assess the recoverability of carrying amounts: 1) a significant adverse change in the extent or manner in which long-lived assets are being used or in its physical condition, 2) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, 3) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, and 4) a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. An impairment loss is recognized if the sum of the expected future cash flows from use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the assets and their estimated fair values. In fiscal year 2005, we shortened the estimated useful lives for certain computer systems having a net book value of approximately $3.2 million from three years to 18 months as a result of our plans to replace them in fiscal year 2007. The impact of this change resulted in additional depreciation expense in fiscal year 2005 of approximately $300,000, which increased net loss per share by $0.02. The impact of this change is anticipated to be an expense of approximately $1.2 million, or $0.09 per share, and $300,000, or $0.02 per share, in fiscal years 2006 and 2007, respectively. These amounts will reduce net income or increase net losses.

Derivative and Hedging Activities. We record derivatives, particularly cash flow hedges for foreign currency, at fair value on our balance sheet, including embedded derivatives. We account for foreign currency option contracts on a monthly basis by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged is sold in each reporting period. Our derivative positions are used only to manage identified exposures. Management evaluates our hedges for effectiveness at the time they are designated as well as throughout the hedge period. With respect to any derivative that is deemed ineffective, the ineffective portion is reported through earnings. Management evaluates the ineffectiveness of outstanding contracts when it is probable that the original forecasted transaction will change. The effective portion of changes in the fair value of cash flow hedges is recorded in other comprehensive income (loss) and is recognized in cost of sales when the underlying inventory is sold. We recorded approximately $236,000 for ineffectiveness during fiscal year 2005. There were no amounts recorded for ineffectiveness in fiscal years 2004 and 2003.

Results of Operations

Net Sales and Other Data. The following table sets forth information for fiscal years 2005, 2004 and 2003 about our net sales by sales channel, total net sales, gross margin, operating expenses, earnings from operations, other income (expense), net, income taxes and net earnings (loss) both in dollars and as a percentage of net sales.

	Fiscal Year 2005	% of net sales	Fiscal Year 2004	% of net sales	Fiscal Year 2003	% of net sales
	(dollars in thousands)
Net sales:
Studio sales	$88,240	55.7%	$52,860	43.8%	$24,626	30.4%
Phone sales	22,324	14.1	25,466	21.1	25,460	31.4
Online sales	29,215	18.5	25,137	20.9	18,680	23.0
Other sales	1,763	1.1	4,967	4.1	4,618	5.7
Shipping and handling fees	16,694	10.6	12,168	10.1	7,754	9.5

Total net sales	158,236	100.0	120,598	100.0	81,138	100.0
Cost of sales	90,400	57.1	65,077	54.0	43,298	53.4

Gross margin	67,836	42.9	55,521	46.0	37,840	46.6
Selling, general and administrative expenses	71,422	45.1	49,507	41.0	35,232	43.4
Facility relocation costs	—	—	198	0.2	559	0.7

Earnings (loss) from operations	(3,586)	(2.2)	5,816	4.8	2,049	2.5
Other income (expense)	568	0.4	242	0.2	59	0.1

Earnings (loss) before income taxes	(3,018)	(1.8)	6,058	5.0	2,108	2.6
Income tax expense (benefit)	(949)	(0.5)	2,314	1.9	(852)	(1.1)

Net earnings (loss)	$(2,069)	(1.3)%	$3,744	3.1%	$2,960	3.7%

The following table provides information for fiscal years 2005, 2004 and 2003 about the number of studios open at the end of each fiscal period, the number of catalogs circulated during each fiscal period, the number of online sessions during each fiscal period and the average order value during each fiscal period.

	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003
Number of studios open at end of fiscal period	56	33	16
Number of catalogs circulated	11,971,008	11,381,621	9,761,324
Number of online sessions	4,484,306	3,432,853	2,570,594
Average order value	$1,071	$1,014	$917

Comparison of Fiscal Year 2005 to Fiscal Year 2004

Net sales consist of studio sales, phone sales, online sales, other sales and shipping and handling fees, net of actual and estimated returns by customers. Studio sales consist of sales of merchandise to customers at our studios, phone sales consist of sales of merchandise through the toll-free numbers associated with our printed catalogs, online sales consist of sales of merchandise from orders placed through our website, and other sales consist of sales made by our business development executives to commercial customers and warehouse sales. Warehouse sales consist of periodic clearance sales at our fulfillment center of product samples and products that customers have returned. Shipping and handling fees consist of amounts we charge customers for the delivery of merchandise.

Net Sales. During fiscal year 2005, net sales increased $37.6 million, or 31.2%, to $158.2 million from $120.6 million in fiscal year 2004. Approximately $35.4 million of this increase was due to increased studio sales, which resulted primarily from opening 23 new studios during fiscal year 2005 and the results of a full year of operations from the 18 new studios opened during fiscal year 2004, as well as increased demand for our products in all categories, particularly upholstery and sitting and dining items. Online sales increased 16.2% in fiscal year 2005 compared to fiscal year 2004 primarily due to increased online marketing initiatives including search optimization and more strategic use of email databases which increased the number of hits on our website by 30.6%. Phone sales decreased by 12.3% as more customers moved to the web and our studios. In fiscal year 2005, we conducted several promotional events, including our 10% off sale, Founder’s Letter, and Best Customer mailing which contributed to our sales growth, but increased our sales discount rate to 6% for fiscal year 2005 compared from 5% for fiscal year 2004. This resulted in an approximate 110 basis point impact on gross margin. Shipping and handling fees received from customers for delivery of merchandise increased due to an increase in sales volumes. Average order value increased 5.6% to $1,071 in fiscal year 2005 from $1,014 in fiscal year 2004. The increase in average order value resulted primarily from the increase in studio sales, as we achieve a higher-average-order value. In addition, our customer base has grown approximately 24% in fiscal year 2005 compared to fiscal year 2004.

We expect net sales to continue to increase in fiscal year 2006, as we open additional studios. We also plan to offer fewer promotional discounts than in fiscal year 2005. We have reduced the number of promotions in an effort to improve our gross margins, but this approach might harm our net sales and might not result in an increase in gross profit or operating income.

Cost of Sales. Cost of sales consists of the cost of the products we sell and inbound and outbound freight costs. Handling costs, including our fulfillment center expenses, are included in selling, general and administrative expenses.

Cost of sales increased $25.3 million, or 38.9%, to $90.4 million in fiscal year 2005 from $65.1 million in fiscal year 2004. As a percentage of net sales, cost of sales increased to 57.1% in fiscal year 2005 from 54.0% in fiscal year 2004. The increase in cost of sales as a percentage of net sales in fiscal year 2005 compared to fiscal year 2004 was primarily a result of changes in the Euro spot rate from 2004 to 2005, losses from Euro hedging contracts entered into in late 2004 and operational issues related to product returns. In fiscal year 2005, we generated all of our net sales in U.S. dollars, but we purchased approximately 44% of our product inventories from manufacturers in Europe and paid for the majority of these products in Euros. During fiscal year 2004, the value of the U.S. dollar decreased approximately 8% relative to the Euro, which had an adverse effect on our cost of goods and gross margins. In fiscal year 2005, the value of the dollar increased approximately 10% relative to the Euro. However, we did not benefit significantly from this strengthening of the dollar because we made most of our fiscal year 2005 inventory purchases in the first part of the year, when the dollar was still weak relative to the Euro, and because we purchased the hedging contracts at a time when the dollar was relatively weak. Under our hedging strategy adopted in the fourth quarter of 2004, and which was in place during fiscal year 2005, we purchased foreign currency option contracts with maturities of 12 months or less to hedge our currency risk on anticipated purchases of merchandise based on our forecasted demand. We account for hedging contracts on a monthly basis by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged is sold in each reporting period. However, when derivative positions exceed identified exposures, such contracts are considered “ineffective” and reported through earnings (loss). In fiscal year 2005, our actual demand was less than our forecasted demand, and the amount of Euros we hedged was greater than the amount we needed for purchases of inventory. As a result, we recorded approximately $236,000 for ineffectiveness during fiscal year 2005. Although we are evaluating and plan to revise our hedging strategy, we will not be able to eliminate all fluctuations in our cost of goods caused by changes in currency exchange rates. We are also working to diversify our mix of suppliers to reduce our dependence on Euro-denominated purchases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of studio costs, including salaries and studio occupancy costs, costs associated with publishing our catalogs and maintaining our website, and corporate and fulfillment center costs, including salaries and occupancy costs, among others.

	Fiscal Year 2005	% of Net Sales	Fiscal Year 2004	% of Net Sales	Change	% Change
	(in millions)
Salaries and related benefits	$25.1	15.9%	$18.8	15.5%	$6.3	33.5%
Occupancy and related expense	20.1	12.7	11.0	9.1	9.1	82.7
Catalog, advertising and promotion	12.7	8.0	11.2	9.3	1.5	13.4
Other expenses	10.5	6.6	7.8	6.5	2.7	34.6
Professional—legal, consulting, SOX	3.0	1.9	0.7	0.6	2.3	328.6

Total SG&A	$71.4	45.1%	$49.5	41.0%	$21.9	44.2%

Selling, general and administrative expenses increased $21.9 million in fiscal year 2005, or 44.2% compared to fiscal year 2004. As a percentage of net sales, selling, general and administrative expenses increased to 45.1% in fiscal year 2005 from 41.0% in fiscal year 2004. The increase has been primarily attributable to increased headcount and occupancy expenses associated with a full year of 18 studios opened in fiscal year 2004 and 23 new studios opened in fiscal year 2005. Headcount increased due to both the studio growth as well as additions to corporate staff to support the company growth. Catalog and marketing increased as we distributed approximately 12.0 million catalogs in fiscal year 2005 compared to 11.4 million catalogs in fiscal year 2004. Other expenses increased due to merchant fees as a direct result of sales volume growth, bad debt expense and other corporate expenses as a result of the growth in the business. The increase in professional and outside service costs was due to Sarbanes-Oxley compliance related fees as well as incremental audit costs incurred due to a full year of being a public company. We expect selling, general and administrative expenses to increase in future periods with studio expansion and growth. Additionally, we anticipate information system expenses to increase in the future as non-capitalizable costs related to the implementation of a new computer system increase.

Facility Relocation Costs. In fiscal year 2005, we had no facility relocation costs. In fiscal year 2004, we incurred $198,000 in costs associated with the relocation of our fulfillment operations from Union City, California to Hebron, Kentucky and our corporate headquarters from Oakland, California to San Francisco, California.

Other Income (Expense).

	Fiscal Year 2005	% of Net Sales	Fiscal Year 2004	% of Net Sales
	(in millions)
Interest income	$0.4	0.3%	$0.2	0.1%
Interest expense	—	—	(0.1)	(0.1)
Other income	0.2	0.1	0.1	0.1

Total Other Income (Expense)	$0.6	0.4%	$0.2	0.1%

Interest income was $391,000 and $178,000 in fiscal years 2005 and 2004, respectively. Our interest income in fiscal years 2005 and 2004 was generated by interest received on our cash equivalents and investments. In fiscal year 2005, we carried higher investment bearing balances, due to the proceeds from our initial public offering in fiscal year 2004. We incurred $39,000 and $97,000 of interest expense in fiscal year 2005 and fiscal year 2004, respectively, related to capital leases and short-term borrowings under our bank credit facility for working capital purposes. The majority of the decrease is related to the reduction of the principal capital lease obligation. In fiscal year 2005, we recorded approximately $216,000 in other income (expense) related to $284,000 proceeds received from an early termination of a warehouse lease arrangement at the option of the landlord, $236,000 recorded as ineffectiveness in our hedging program and $166,000 of list rental income.

Income Taxes. In fiscal year 2005, we recorded an income tax benefit of $949,000 compared to a net income tax expense of $2.3 million in 2004. In fiscal year 2005, our tax benefit was primarily attributable to the net loss for fiscal year 2005. We have net operating loss carry-forwards of approximately $16.0 million and $15.1 million at December 31, 2005 for federal and state income taxes, respectively. These net operating loss carry-forwards will expire between fiscal years 2007 to 2025. The Internal Revenue Service is currently auditing our 2003 income tax returns filed. The outcome is not yet determined. The effective tax rate for fiscal year 2005 was 31.4%, which varies from the 34.0% statutory tax rate primarily due to the effect of permanent book-to-tax differences, which include stock-based compensation, compensation expense related to the acceleration of stock options, state income taxes, and tax exempt income.

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

Selling, General and Administrative Expenses.

	Fiscal Year 2004	% of Net Sales	Fiscal Year 2003	% of Net Sales	Change	% Change
	(in millions)
Salaries and related benefits	$18.8	15.5%	$13.2	16.3%	$5.6	42.4%
Occupancy and related expense	11.0	9.1	6.1	7.5	4.9	80.3
Catalog, advertising and promotion	11.2	9.3	10.7	13.2	0.5	4.7
Other expenses	7.8	6.5	4.8	5.9	3.0	62.5
Professional—legal, consulting, SOX	0.7	0.6	0.4	0.5	0.3	75.0

Total SG&A	$49.5	41.0%	$35.2	43.4%	$14.3	40.6%

Selling, general and administrative expenses increased $14.3 million, or 40.6%, to $49.5 million in fiscal year 2004 from $35.2 million in fiscal year 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 41.0% in fiscal year 2004 from 43.4% in fiscal year 2003. The decrease in these expenses as a percentage of net sales resulted from spreading catalog costs, fixed fulfillment center costs and corporate overhead expenses over increased net sales across all of our sales channels, partially offset by increases in costs associated with our studios as the number of studios has increased. The dollar increase in these expenses resulted primarily from the expenses associated with opening and operating new studios and mailing additional catalogs, as well as increased handling costs as our total volume of sales increased. We opened 18 new studios during fiscal year 2004, compared to nine new studios in fiscal year 2003, and mailed 16.6% more catalogs in fiscal year 2004 than in fiscal year 2003.

Facility Relocation Costs. In fiscal year 2004, we incurred $198,000 in costs associated with the relocation of our fulfillment operations from Union City, California to Hebron, Kentucky and our corporate headquarters from Oakland, California to San Francisco, California compared to $559,000 associated with the relocation of our fulfillment operations in fiscal year 2003.

Other Income (Expense). Interest income was $178,000 and $13,000 in fiscal years 2004 and 2003, respectively. Our interest income in fiscal years 2003 and 2004 was generated by interest paid on our cash and cash equivalents and investments. We incurred $97,000 of interest expense in fiscal year 2004 compared to $42,000 in fiscal year 2003 related to short-term borrowings under our bank credit facility for working capital purposes.

Income Taxes. In fiscal year 2004, we recorded a net income tax expense of $2.3 million. As of December 27, 2003, we had $29,000 of net operating loss carry-forwards for federal income tax purposes and $4.3 million of net operating loss carry-forwards for California state income tax purposes. We also had approximately $131,000 of California enterprise zone tax credits which may be impaired or limited in certain circumstances. We used all of our net operating loss carry-forwards for federal and state income tax purposes during fiscal year 2004. To the extent not used, our tax credits will begin to expire in 2007. In addition, in fiscal year 2004, because of the uncertainty regarding their realizability in future periods, we recorded a partial valuation allowance on our deferred tax assets, consisting of net enterprise zone credit carry-forwards associated with our Oakland headquarters facility.

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

Liquidity and Capital Resources

Cash, cash equivalents and investments: Cash, cash equivalents and investments consist of cash, auction rate securities and municipal bonds. As of December 31, 2005, cash, cash equivalents and investments were approximately $13.1 million. Working capital was $25.6 million and $28.9 million for the fiscal years 2005 and 2004, respectively.

Cash Flows

Net cash provided by (used in):

	Fiscal Years Ended,
	Dec 31, 2005	Jan 1, 2005	Dec 27, 2003
	(In thousands)
Operating activities	$(1,803)	$8,461	$1,389
Investing activities	1,588	(38,447)	(7,383)
Financing activities	2,568	31,017	1,451

Net cash provided by (used in) operating activities decreased in fiscal year 2005 compared to fiscal year 2004 primarily because of expenditures associated with opening 23 new studios, a net loss of $2.1 million in fiscal year 2005 compared to net earnings of $3.7 million in fiscal year 2004, depreciation expense of $6.6 million and $3.3 million in fiscal year 2005 and fiscal year 2004, respectively, $10.7 million maintenance of increased inventory levels to support additional sales from the new studios and $2.0 million in deferred income taxes.

Net cash provided by (used in) operating activities increased in fiscal year 2004 compared to fiscal year 2003 because of the growth in net sales and gross margin achieved by our business, partially offset by expenditures associated with opening 18 new studios during fiscal year 2004.

Net cash provided by (used in) investing activities for fiscal years 2005, 2004, and 2003 were primarily related to purchases of property and equipment for our studios and the implementation of new information technology systems. Purchases of property and equipment, net, totaled $14.3 million, $12.9 million and $7.4 million in fiscal year 2005, fiscal year 2004 and fiscal year 2003, respectively. The purchases were primarily related to the property and equipment on our expansion in our studios for all fiscal years and the implementation of a new information technology system. We opened 23, 18 and 9 studios in fiscal years 2005, 2004 and 2003, respectively. We also had net cash provided from the purchases and sales of investments of $15.9 million in fiscal year 2005 and net cash used in investments of $25.5 million in fiscal year 2004.

In fiscal years 2006 and 2007, we anticipate that our investment in property and equipment will be between approximately $4.0 million and $7.0 million in each year compared to $14.3 million in fiscal year 2005. This decrease is primarily a result of our planned opening of 10 to 15 new studios in each of fiscal years 2006 and 2007, the cost of which we expect to be between approximately $3.0 million and $5.0 million in each such fiscal year, compared to 23 studios opened in fiscal year 2005. We plan to finance these investments in fiscal years 2006 and 2007 from our existing balances and from our anticipated cash flows from operations.

Net cash provided by financing activities in fiscal year 2005 was comprised of $1.7 million in issuance of common stock pursuant to our employee stock option plan and to a lesser extent the employee stock purchase plan. On March 15, 2005, we completed a public offering of 2,070,000 shares of common stock at $15.80 per share. Of the shares offered, 100,000 were offered by us and 1,970,000 were offered by selling stockholders. We raised net proceeds of $898,000 in our second public offering, net of underwriting discounts and offering expenses. Net cash provided by financing activities in fiscal year 2004 comprised primarily of $31.8 million due to our initial public offering on July 6, 2004 of 4,715,000 shares of common stock at $12.00 per share. Of these shares 3,000,000 were sold by us and 1,715,000 were sold by selling stockholders. We also had $1.4 million proceeds from warrant exercises and $2.3 million in a repayment on our bank credit facility. The net cash provided by financing activities during fiscal year 2003 comprised of an increase of $3.3 million in borrowings on our line of credit and $4.9 million of issuance in Series B Preferred Stock, offset by cash used to repurchase and retire $6.8 million of approximately 554,000 shares of Series B Preferred Stock.

Commitments

We have a secured revolving line of credit with Wells Fargo HSBC Trade Bank, N.A., as amended on December 23, 2005. This facility provides an overall credit line of $10.0 million comprised of a $5.0 million operating line of credit for working capital and $5.0 million in standby letters of credit. The letters of credit are for $2.5 million each in an equipment line of credit for the importation of furniture and another to secure lease deposits for new retail space. The line of credit is subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time to provide working capital and expires on November 30, 2007. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate. Interest accrued on this line is payable on the last day of each month. As of December 31, 2005, the interest rate for the operating line of credit was 7.25%. Amounts borrowed under the credit agreement are secured by the Company’s accounts receivable, inventory and equipment. The credit agreement also sets forth a number of affirmative and negative covenants to which we must adhere, including financial covenants and limitations of capital expenditures. As of December 31, 2005, no borrowings and $1.0 million of stand-by letters of credit were outstanding under this facility and approximately $3.8 million was available to be drawn from the operating line of credit. However, we were not in compliance with various financial covenants under the credit agreement. As of December 31, 2005, we were not in compliance with various financial covenants under our credit agreement. We received a waiver of default on March 29, 2006. As a result, our ability to borrow under the line was not interrupted. However, if we are unable to return to compliance and maintain such compliance with these covenants, we may, in the future, be restricted from borrowing until we return to compliance with the covenants or we obtain an additional waiver which may or may not be available to us.

Subsequent to fiscal year end, we have borrowed $1.6 million against the line of credit through March 31, 2006.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2005:

	Payment due by period
Contractual Obligations (1)	Total	Fiscal 2006	Fiscal 2007 to Fiscal 2008	Fiscal 2009 to Fiscal 2010	Thereafter
	(in thousands)
Operating lease obligations	$91,342	$10,888	$25,027	$20,246	$35,181
Capital lease obligations	142	120	22	—	—

Total	$91,484	$11,008	$25,049	$20,246	$35,181

(1)	Operating lease obligations consist of office, studio and fulfillment center lease obligations. Capital lease obligation consists of an obligation for the lease of certain equipment.

We plan to finance our planned investments in property and equipment in fiscal years 2006 and 2007 from our existing balances and from our anticipated cash flows from operations. We believe that our sources of cash will be sufficient to fund our operations and anticipated capital expenditures for at least the next twelve months. Our ability to fund these requirements and comply with the financial covenants under our bank credit agreement will depend on our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. We cannot assure you that additional funds from available sources will be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

Through December 31, 2005, we did not have any relationships with entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS 151 will become effective as of January 1, 2006. We do not believe this statement will have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-based Payment (“SFAS 123R”). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. In April 2005, Staff Accounting Bulletin (SAB) 107 was released by the Securities and Exchange Commission which summarizes the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The provisions of this statement will be effective as of January 1, 2006. In the first quarter of 2006, we adopted the modified prospective method in accounting for stock options and we expect to incur stock-based compensation expenses which will decrease net income or increase net losses.

In May of 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections” which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. These changes are accounted for in the period of change and future periods, as applicable, and may be made only if the new accounting principle is preferable. This Statement is effective for accounting principles changed on or after January 1, 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Net Investment Risk

All of our sales and a portion of our expenses are denominated in U.S. dollars, and our assets and liabilities together with our cash holdings are predominantly denominated in U.S. dollars. During fiscal year 2004, the value of the U.S. dollar decreased approximately 8% relative to the Euro, which had an adverse effect on our cost of goods and gross margins. In fiscal year 2005, the value of the dollar increased approximately 10% relative to the Euro. However, we did not benefit significantly from this strengthening of the dollar because we made most of our fiscal year 2005 inventory purchases in the first part of the year when the dollar was still weak relative to the Euro and because of the costs associated with hedging contracts we purchased at a time when the dollar was relatively weak. The fact that much of our inventory was purchased in the early part of the year when the dollar was still weak relative to the Euro reflected an increased cost to us of merchandise sourced from Europe. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. To mitigate our exchange rate risk relating to the Euro, we typically purchase foreign currency option contracts with maturities of 12 months or less for purchases of merchandise based on forecasted demand at certain prices. We account for these contracts on a monthly basis in recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold in each reporting period. Additionally, outstanding contracts are evaluated quarterly for ineffectiveness by evaluating changes in forecasted foreign purchases. In fiscal year 2005, our actual demand was less than our forecasted demand, and the amount of Euros we hedged was greater than the amount we needed for purchases of inventory. As a result, we recorded approximately $236,000 for ineffectiveness during fiscal year 2005. We are evaluating our currency hedging strategy going forward and will likely make changes to it during fiscal year 2006. We are also working to diversify our mix of suppliers to reduce our dependence on Euro-denominated purchases. We plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, we will strive to source products in other parts of the world, including Latin America and Asia. We believe this will favorably impact our product margins during fiscal year 2006, and help us better manage currency risk. As of December 31, 2005, a hypothetical 10% change in the Euro foreign currency exchange rate would have resulted in an increase of approximately $916,000 or decrease of approximately $1.0 million in contractual obligations if the rate increases or decreases, respectively.

Future hedging transactions may or may not successfully mitigate losses caused by currency fluctuations. In addition to the direct effect of changes in exchange rates on cost of goods, changes in exchange rates also affect the volume of purchases or the foreign currency purchase price as vendors’ prices become more or less attractive. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations. Net activity on investment hedges reported in stockholders’ equity were $1.3 million unrealized loss, $493,000 unrealized gain and none in fiscal year 2005, fiscal year 2004 and fiscal year 2003, respectively. The extent of this risk is not quantifiable or predictable because of the variability of the Euro and the forecasted demand of cost of goods.

With respect to any derivative that is deemed ineffective through managements’ evaluation, the ineffective portion is reported through earnings by recording foreign currency losses in other expenses. Management evaluates the ineffectiveness of outstanding contracts when it is probable that the original forecasted transaction will change. The effective portion of changes in the fair value of cash flow hedges is recorded in other comprehensive income (loss) and is recognized in cost of sales when the underlying inventory is sold. We recorded approximately $236,000 for ineffectiveness in fiscal year 2005 and included that amount in other income (expense). There were no amounts recorded for ineffectiveness in fiscal years 2004 and 2003.

Interest Rate Risk

Our investments are classified as available-for-sale. Available-for-sale securities are reported at market value. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

In addition, we have interest payable on our operating line of credit. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the future financing requirements. As of December 31, 2005, no borrowings were outstanding under this facility.

Item 8. Financial Statements and Supplementary Data

See the list of financial statements filed with this report under Item 15 below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with participation by the chief executive officer and chief financial officer, has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that control deficiencies which constituted material weaknesses, as discussed in subsection (b) below, existed in our internal control over financial reporting as of December 31, 2005. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005 at the reasonable assurance level. In light of the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our financial statements included in this report were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and includes those policies and procedures that:

1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including the (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (“process-level controls”). In addition to utilizing substantial internal resources, management also engaged an outside consulting firm to assist in various aspects of its evaluation and compliance efforts.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following material weaknesses, which are grouped to the components of the COSO framework to which they relate, during its assessment of our internal control over financial reporting as of December 31, 2005:

Entity Level Controls

•

Entity level controls. We did not maintain an effective control environment. Specifically, we did not have (i) a sufficient number of personnel or appropriate depth of experience for our accounting, finance and information technology departments to ensure the preparation of interim and annual financial statements in accordance with U.S. GAAP, (ii) robust risk assessment processes, including strategic plans, budgets and clearly defined and communicated goals and objectives, (iii) adequate monitoring of our existing control activities over financial reporting, (iv) the ability to produce financial statements and deliver information to decision makers in a timely manner, and (v) the ability to remediate previously communicated weaknesses. In addition, we placed heavy reliance on manual procedures and detective controls without quality control review and other monitoring controls in place to adequately identify and assess significant risks that may impact financial statements and related disclosures. These conditions were exacerbated by problems encountered with the recent major systems implementation and significant turnover of personnel in several key finance and accounting and information technology positions, including the chief financial officer, controller and chief information officer. These control deficiencies could result in material misstatements of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Control Activities

•	Inadequate controls over period-end financial reporting processes. We did not maintain effective controls over period-end financial reporting processes. Specifically, controls were not designed and in place to ensure that (i) journal entries, both recurring and non-recurring, were reviewed and approved, (ii) a review of the chart of accounts was timely performed to ensure all accounts and balances have been appropriately reconciled, reviewed and approved, (iii) monthly closing checklists were used consistently and thoroughly to ensure all financial reporting procedures and controls have been performed, (iv) quarterly disclosure control checklists were used to ensure compliance with U.S. GAAP, (v) financial statements were completed in a timely manner, and (vi) internal reporting and analyses, such as business performance reviews, were completed in a timely manner. These control deficiencies could result in material misstatements of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

•	Inadequate segregation of duties. We did not maintain adequate segregation of duties. The inadequate segregation of duties impacted our financial reporting processes, revenue controls, inventory controls, expenditure controls, fixed asset controls, payroll controls, corporate treasury controls, and information technology controls, and management did not have adequate oversight and review of finance personnel to compensate for the inadequate segregation of duties. We have identified deficiencies where the same individual had authority for activities that should be segregated, such as: (i) approval of invoice adjustments and payment processing transactions, (ii) employee master file maintenance and payroll transaction processing, (iii) freight claim processing and vendor checks and credit memo processing, (iv) foreign exchange hedging transaction processing and approvals, (v) preparation and approval of the customer returns reserve calculation, (vi) journal entry creation and review and/or posting, and (vii) information technology controls. These control deficiencies could result in material misstatements of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

•	Inadequate controls over systems, financial applications and data access. We did not maintain effective controls over access to our systems, financial applications, and data. Specifically, certain members of our information technology staff and users with financial, accounting and reporting responsibilities also had access to financial application programs and data. Such access was not in compliance with appropriate segregation of duties requirements and was not independently monitored. These control deficiencies could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

•	Account analyses, account summaries and account reconciliations. We had deficiencies relating to the preparation of account analyses, account summaries and account reconciliations, which were considered material weaknesses. In some cases, inaccurate or incomplete account analyses, account summaries and account reconciliations were prepared during the financial closing and reporting process in the areas of cash, accounts receivable, and the period end sales and inventory cutoffs. These control deficiencies could result in a material misstatement in the financial statements that would not be prevented or detected.

•	Documentation of accounting policies and procedures. We had deficiencies relating to the documentation of accounting policies and procedures, which were considered material weaknesses. We identified the following areas with inadequate written documentation of accounting policies, procedures and authority limits for approving various transactions: (i) inventory receiving cutoffs, handling of inventory exceptions, adjustments and reserves, and allocation of freight costs to inventory, (ii) corporate purchasing policies, including policies covering dollar limits of approval for various levels of management on expenditures, check signing, wire transfers and other banking transactions, (iii) various accrual and reserve calculations, (iv) the handling of studio cash receipts, (v) payroll processing, (vi) fixed asset capitalization policy and (vii) the extension of consumer credit. These control deficiencies could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

•	Records retention. We had deficiencies relating to records retention, which were considered material weaknesses. Cases of inadequate records retention or supporting documentation were noted in the following areas: (i) inventory purchases, (ii) freight charges, (iii) inventory stock adjustments, (iv) accounts payable, (v) banking transactions, (vi) fixed asset additions, (vii) property taxes, (viii) inventory contracts and (ix) co-op advertising contracts. These control deficiencies could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

•	Inventory management and merchandise accounts payable. We had deficiencies relating to inventory management and merchandise accounts payable, which were considered material weaknesses. Formal buying limits and purchase approval thresholds were not finalized or implemented for merchandise planning. There was no consistent adherence to certain processes associated with the corporate inventory management system. Specifically, there was no consistent verification of: (i) the receipt of merchandise shipped directly to the studios, (ii) the receipt of authorized customer product returns, (iii) comparison of related purchase orders, receiving reports and vendor invoices and resolution of discrepancies, (iv) accurate period-end receiving cutoffs, (v) timely recording of invoices, (vi) comparison of purchase order and invoice terms to ensure proper handling of discounts, (vii) the appropriate handling of inventory exceptions and routine stock adjustments, (viii) the input of new product data, and (ix) the inventory master file data. These control deficiencies could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

•	Non-merchandise accounts payable. We had deficiencies relating to non-merchandise accounts payable, which were considered material weaknesses. There were no written policies and procedures establishing approval authority and limits for approving check and wire transfer disbursements and no policy, methodology or consistently applied procedure for month-end accruals. Additionally, there was no consistent verification of: (i) completeness of supporting documents, (ii) correlation of check amounts to supporting documentation, or (iii) review and approval of supporting documents by appropriate personnel. Furthermore, there were inadequate controls over systems access to new vendor set-up files and no independent reviews of changes to the vendor master file. These control deficiencies could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

•	Merchandise inventory costing and valuation procedures. We did not maintain effective control over the costing and valuation of inventory. Specifically, subsequent to the systems conversion in May 2005, there was no formal reporting of changes in product costs, freight and foreign exchange rate factors nor a comprehensive review of the cost sheets or changes to the cost sheets. Additionally, we did not maintain consistent evidence of appropriate review and approval of: (i) product cost changes, (ii) discrepancies between purchase order costs and invoice costs, (iii) dollar limits on approval of adjustments to costs, and (iv) the approval of manual journal entries. In addition, the balance in the inventory sub ledger was not reconciled to the general ledger. These control deficiencies could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

•	Recording of, and accounting for, fixed assets. We had deficiencies relating to the recording of, and accounting for, fixed assets, which were considered material weaknesses. We had no formal purchasing system or asset disposal system to help manage property and equipment. Additionally, there was no formal, timely review and approval of certain processes associated with the corporate fixed asset management system. Specifically, there was: (i) no documented controls or monitoring of purchase orders for fixed assets, (ii) no processes over the timely and complete receipt of receiving information and invoices for fixed asset additions to ensure timely recording of the fixed asset additions, (iii) no review of the input of new acquisitions of property and equipment, (iv) no formal review of construction-in-progress amounts to determine final categorization as capital or expense items, (v) no review of placed-in-service dates, (vi) no review of system-generated depreciation expense, (vii) no periodic review of depreciable lives, and (viii) no reconciliation of the fixed assets sub ledger to the general ledger. These control deficiencies could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

•	Tax computations outsourced to third-party experts. We did not maintain effective controls over taxes computed by third-party experts. Specifically, controls were not designed and in place to ensure that financial schedules were reviewed for accuracy and completeness before we provided them to third-party experts who computed taxes. This control deficiency could result in material misstatements of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

•	Revenue recognition and accounts receivable. We did not maintain effective controls related to the invoicing of customers with credit terms and the collection and application of payments and credits to accounts receivable. Specifically, there was: (i) no reconciliation of the orders approved for shipment to the orders actually shipped and open orders, (ii) no appropriate written authorization for customer credits, (iii) no documented review of system-generated entries, (iv) no control to ensure timely posting of all cash receipts and (v) no process to ensure completed transactions were appropriately offset or reclassified via journal entries in a timely manner. Additionally, there was a lack of monitoring and timely collection of invoices with credit terms. These control deficiencies could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

•	Payroll transactions. We did not maintain effective control over payroll processing. We identified the following deficiencies which were considered material weaknesses: We did not maintain adequate segregation of duties relating to access to the payroll master files and processing files. In addition, there was no periodic review of the master file data for accuracy and completeness. There was no documented review of the comparison of the amounts paid for payroll, related taxes and payroll tax returns to the amounts recorded in the general ledger. These control deficiencies could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

•	Treasury functions. We identified deficiencies in our treasury functions which were considered material weaknesses. We did not maintain effective monitoring controls over investment transactions, investment performance, bank account openings and closings, authorized signers, changes in signatories and transaction authorities and limits. In addition, appropriate month-end cash cutoff procedures were not consistently followed and bank reconciliations were not completed in a timely manner. These control deficiencies could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

•	Spreadsheets used in the financial reporting process. We did not maintain effective control over spreadsheets used in our financial reporting process. Specifically, controls were not designed and in place throughout the year to ensure that access was restricted to appropriate personnel and that unauthorized modification of the data or formulas within spreadsheets was prevented. These control deficiencies could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Based on their assessment, and because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2005, using the criteria established in Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Management’s Remediation Initiatives

We are in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above. However, elements of our remediation plan can only be accomplished over time.

We made changes in our internal control over financial reporting, primarily during the fourth quarter of 2005, which have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our management has discussed the material weaknesses described above and other deficiencies with our Audit Committee. In an effort to remediate the identified material weaknesses and other deficiencies, we have initiated and/or taken action to remediate material weaknesses related to the following areas:

Entity level controls

•	Although we do not have a Disclosure Committee, the Audit Committee has taken an active role in responding to the deficiencies identified, including overseeing management’s implementation of the remedial measures described below.

•	During the fourth quarter of 2005, we started developing a strategic business plan and have developed a complete budgeting process for 2006. The budget is supported by written, measurable goals and objectives, tools to report actual financial results compared to budgeted and forecasted results and overall reviews of our business performance.

•	In conjunction with becoming a public company, we staffed a new position to monitor and implement processes for the compliance with SEC requirements in April 2005.

•	During 2005, our chief financial officer, controller and chief information officer, as well as a significant portion of our finance and accounting staff personnel, resigned from the company. As of the date of this filing, the chief financial officer and vice president, finance and corporate controller positions have been staffed with permanent hires who possess related work experience and the necessary skills. We currently have a search under way for a chief information officer and additional finance and accounting staff and management.

•	Overall, the number of Certified Public Accountants employed by the company increased from one in 2004 to five in 2005. In addition, company personnel routinely attend continuing education courses covering changes and additions to U.S. GAAP and SEC reporting requirements. We also subscribe to an online accounting research database to ensure that we have access to current U.S. GAAP and SEC reporting guidelines.

Inadequate controls over period-end financial reporting process

•	During the fourth quarter of 2005, we began using a more comprehensive and disciplined financial reporting process emphasizing the: (i) review and approval of journal entries, both recurring and non-recurring, (ii) consistent and thorough use of monthly closing checklists and quarterly disclosure control checklists and (iii) internal reporting and analyses such as business performance reviews.

•	During the fourth quarter of 2005, we completed comprehensive account analyses, account summaries and reconciliations in conjunction with the year-end audit.

Inadequate segregation of duties

•	We continue to develop and employ appropriate measures to restrict or independently monitor systems access and/or properly assign job roles and responsibilities to employees to ensure the proper segregation of duties.

Inadequate control over systems, financial applications and data access

•	During the third quarter of 2005, we hired a consulting firm to assess the inadequacies of a major existing system which supports product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. As a result of that review process, we have obtained informal Board of Directors approval to replace the existing system with more robust systems that will support sound business operations and reliable financial information for external reporting and management analyses. These systems projects are targeted for completion by early fiscal 2007.

•	During the first quarter of 2006, we engaged an outside consulting firm to define and document the requirements for the new system. Subsequently, with the assistance of experts and consultants, we expect to finalize the specifications and requirements for the new system and begin development, documentation, customization, testing and eventual implementation of the new system.

Documentation of accounting policies and procedures

•	During the fourth quarter of 2005, we drafted a corporate purchasing policy and approval matrix, which specifies the dollar limits for approval of various types of purchases and required documentation to support transactions as well as a capitalization policy which specifies the procedures required to properly account for and safeguard fixed assets.

Additionally, in response to the material weaknesses identified, we intend to implement other remedial measures, including, but not limited to the following:

Entity level controls

•	In early 2006, we actively began searches and interviews for candidates to fill accounting and finance positions. In March 2006, we filled the position for vice president, finance and corporate controller with a permanent hire. We will seek to hire additional personnel as needed to focus on our ongoing remediation initiatives and compliance efforts.

Inadequate controls over period-end financial reporting process

•	We will continue to enhance and adhere to financial closing procedures, including the use of checklists, established schedules and other monitoring tools to ensure financial statements are accurate, complete and timely compiled.

•	We plan to establish and implement a journal entry processing policy to ensure the proper segregation of duties and that review and approval activities occur for all transactions recorded in the general ledger.

•	We plan to establish more robust benchmarks and monitoring activities to evaluate historical information used in reserve calculations.

•	We plan to establish review and follow-up procedures prior to the approval of significant reserves.

•	We plan to perform timely cash application activities and reconciliations.

Inadequate segregation of duties

•	We plan to re-allocate and/or reassign duties of employees by providing clear job descriptions to enhance segregation of duties.

•	We plan to restrict access to systems applications to eliminate incompatible duties and ensure employees’ access is limited to only those activities needed to perform designated job responsibilities.

Inadequate control over systems, financial applications and data access

•	We will apply user access restrictions within critical systems and financial applications to prevent unauthorized access and/or establish monitoring mechanisms and procedures to properly detect unauthorized system access and provide follow up when needed to ensure adherence to the proper segregation of duties.

•	At the end of the first quarter of 2006, we established and documented a corporate purchasing policy and approval matrix, which specifies the dollar limits for approval of various types of purchases and authorization of banking arrangements and treasury activities. At the same time, we also established a capitalization policy that specifies specific duties and authorizations for those employees specifically accounting for and handling fixed assets.

Account analyses, account summaries and account reconciliations

•	We plan to continue the completion of comprehensive account analyses, account summaries and reconciliations remediated in the fourth quarter of fiscal year 2005.

Documentation of account policies and procedures

•	We plan to establish accounting policies and procedures to ensure finance and accounting staff are provided with adequate guidance for calculating and recording non-routine transactions and estimates related to significant balance sheet accounts. We will provide proper training in conjunction with the development and implementation of such policies.

Records retention

•	We plan to establish a records retention policy which outlines the requirements and procedures for retaining the appropriate supporting documentation for financial transactions and plan to implement procedures designed to ensure compliance with the related policy.

Inventory management and merchandise accounts payable

•	We plan to establish and implement procedures to capture inventory receipt documentation to ensure the timely matching of purchase documents and recording of complete inventory amounts.

•	We plan to establish a customer returns policy and procedures outlining the procedures for the issuance of customer refunds and credits and receipt of returned merchandise. Additionally, we plan to add system restrictions or other monitoring controls to ensure returns are authorized and that refunds and credits are issued only upon the receipt of returned products.

•	We plan to establish formal accounts payable procedures designed to ensure proper comparisons of purchase orders, receiving documents and vendor invoices, timely recording of merchandise and invoices received, and accurate processing of vendor payments.

•	We plan to establish and implement formal policies and procedures for handling stock adjustments to ensure that significant adjustments are properly reviewed and authorized by management and properly documented with adequate support and that adjustments are monitored by management for reasonableness.

•	We plan to establish procedures for updating and maintaining current inventory cost data to ensure accurate and complete product costs.

Non-merchandise accounts payable

•	We will implement our corporate purchasing policy and approval matrix, established in the first quarter of 2006, which specifies the dollar limits for approval of various types of purchases and required documentation to support transactions. Concurrently, we plan to establish an accounts payable policy and procedures to ensure consistent application of payable processing activities and to establish methodologies for consistently recording accrued liabilities and ensuring the proper cut-off of liabilities.

•	We plan to establish an accounts payable policy setting forth formal accounts payable procedures designed to ensure a proper three-way matching of non-merchandise documents or adequate support to evidence amounts, approval and receipt. The policy will further dictate that all necessary review activities shall be performed prior to the approval of disbursements to ensure proper amounts are recorded and paid and that the corporate purchasing policy and approval matrix are being followed.

•	The accounts payable policy also will specify formal accounts payable procedures for setting up and maintaining vendor data and related master files. The procedures will include required monitoring activities to ensure that changes made to vendor data are valid, accurate and complete.

Merchandise inventory costing and valuation procedures

•	We plan to enhance system applications to ensure that automated processing of inventory transactions record receipts using the proper cost tables and the cost tables obtain real-time or current and accurate foreign currency rates. Additional enhancements will include revisions to existing account mapping of automated transactions and the establishment of new account mappings to ensure the proper general ledger accounts are recorded for batch-processed inventory transactions.

•	We plan to establish and implement monitoring activities of product tables and master files in the system to ensure costs are accurate and complete and that changes made to the master files are properly authorized. We will make periodic comparisons of the differences between the estimated landing costs based on a point-to-point rate and the actual landing costs.

•	We plan to establish formal accounts payable procedures designed to ensure proper comparisons of purchase orders, receiving documents and vendor invoices, the timely recordation of merchandise and invoices received, and accurate processing of vendor payments.

•	We plan to establish procedures for updating and maintaining current inventory cost data to ensure accurate and complete product costs. Monitoring and review activities will be specifically assigned to improve our ability to detect on a timely basis any unauthorized and/or invalid changes made to product costs. The policies will require these activities to be performed on a regular, scheduled basis to ensure costs and freight amounts are current.

•	We plan to establish and implement a journal entry processing policy to ensure the proper segregation of duties and to ensure that review and approval activities occur for all transactions recorded in the general ledger.

•	We plan to continue the implementation of comprehensive account analyses, account summaries and reconciliations we started to remediate in the fourth quarter of fiscal year 2005.

Recording of, and accounting for, fixed assets

•	We plan to continue to implement the capitalization policy we established in the first quarter of 2006 by developing procedures for taking physical inventory of certain fixed assets; obtaining authorizations for purchases and the initiation of major construction projects; accounting for acquisitions, disposals, impairment, and depreciation; and monitoring budgets.

•	We plan to review, and revise, if necessary, our methodologies for evaluating construction-in-progress and practices for accounting for and recording transactions on a regular basis.

•	We plan to continue to enhance and adhere to financial closing procedures through the use of checklists and other monitoring tools to ensure that the necessary reconciliation activities are being performed and reviewed in a timely manner by management.

Tax computations outsourced to third-party experts.

•	We plan to establish review procedures designed to ensure the accuracy and completeness of financial information provided to third-party experts who compute tax amounts and to ensure the accuracy of tax amounts recorded in the general ledger.

Revenue recognition and accounts receivable

•	We plan to establish review and follow up procedures prior to the approval of significant reserves.

•	We plan to establish more robust benchmarks and monitoring activities to effectively evaluate historical information used in reserve calculations.

•	We plan to perform timely cash application activities and reconciliations.

Payroll transactions

•	We plan to implement the segregation of duties remediation action items noted above to ensure that payroll activities are not incompatibly performed.

Treasury functions

•	We plan to establish monitoring activities over banking and investing activities.

•	We plan to continue to follow and enhance financial closing procedures through the use of checklists and other monitoring tools to ensure that the necessary reconciliation activities are being performed and reviewed in a timely manner by management.

Spreadsheets used in the financial reporting process

•	We plan to establish a spreadsheet control policy and implement the necessary procedures to comply with such policy.

While we believe that our remedial actions will contribute to the correction of the material weaknesses in our internal controls, the exact timing of when the conditions will be corrected is dependent upon future events, which may or may not occur. We intend to remediate the majority of material weaknesses by hiring additional permanent employees with the necessary skills to carry out the plan. Contractors and temporary resources will be obtained on an as-needed basis to remediate areas which require a specific technical expertise or as time and resource constraints arise. Our SEC Compliance Manager will monitor the progress of remediation and may prescribe the necessary remedial actions to be taken as needed.

(d) Changes in Internal Control over Financial Reporting

Except as discussed in subsection (c) above, there were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Design Within Reach, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Design Within Reach, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Design Within Reach, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•

The Company did not maintain an effective control environment. Specifically, the Company was lacking (i) a sufficient number of personnel or appropriate depth of experience for its accounting, finance and information technology departments to ensure the preparation of interim and annual financial statements in accordance with U.S. GAAP, (ii) robust risk assessment processes, including strategic plans, budgets and clearly defined and communicated goals and objectives, (iii) adequate monitoring of its existing control activities over financial reporting, (iv) the ability to produce financial statements and deliver information to decision makers in a timely manner, and (v) the ability to remediate previously communicated weaknesses. In addition, the Company placed heavy reliance on manual procedures and detective controls without quality control review and other monitoring controls in place to adequately identify and assess significant risks that may impact financial statements and related disclosures. These conditions were exacerbated by problems encountered with the recent major systems implementation and significant employee turnover in several key finance, accounting, and information technology positions including the chief financial officer, controller and chief information officer.

•	The Company did not maintain effective controls over its period-end financial reporting processes. Specifically, controls were not designed and in place to ensure that (i) journal entries, both recurring and non-recurring, were reviewed and approved, (ii) a review of the chart of accounts was timely performed to ensure all accounts and balances were appropriately reconciled, reviewed and approved, (iii) monthly closing checklists were used consistently and thoroughly to ensure all financial reporting procedures and controls were performed, (iv) disclosure control checklists were used to ensure compliance with U.S. GAAP, (v) financial statements were completed in a timely manner, and (vi) internal reporting and analyses, such as business performance reviews, were completed in a timely manner.

•	The Company did not maintain adequate segregation of duties. The inadequate segregation of duties impacted the financial reporting processes, revenue controls, inventory controls, expenditure controls, fixed asset controls, payroll controls, corporate treasury controls, and information technology controls. Management did not have adequate oversight and review of finance personnel to compensate for the inadequate segregation of duties. Deficiencies were noted where the same individual had authority for activities that should be segregated, such as: (i) approval of invoice adjustments and payment processing transactions, (ii) employee master file maintenance and payroll transaction processing, (iii) freight claim processing and vendor checks and credit memo processing, (iv) foreign exchange hedging transaction processing and approvals, (v) preparation and approval of the customer returns reserve calculation, (vi) journal entry creation and review and/or posting, and (vii) information technology controls.

•	The Company did not maintain effective controls over access to systems, financial applications, and data. Specifically, certain members of the information technology staff and users with financial, accounting and reporting responsibilities also had access to financial application programs and data. Such access was not in compliance with appropriate segregation of duties requirements and was not independently monitored.

•	The Company did not maintain effective controls over the preparation of account analyses, account summaries and account reconciliations. In some cases, inaccurate or incomplete account analyses, account summaries and account reconciliations were prepared during the financial closing and reporting process in the areas of cash, accounts receivable, and the period end sales and inventory cutoffs.

•	The Company did not maintain effective controls over the documentation of accounting policies and procedures. The following areas had inadequate written documentation of accounting policies, procedures and authority limits for approving various transactions: (i) inventory receiving cutoff, handling of inventory exceptions, adjustments and reserves, and allocation of freight costs to inventory, (ii) corporate purchasing policies, including policies covering dollar limits of approval for various levels of management on expenditures, check signing, wire transfers and other banking transactions, (iii) various accrual and reserve calculations, (iv) the handling of studio cash receipts, (v) payroll processing, (vi) fixed asset capitalization policy and (vii) the extension of consumer credit.

•	The Company did not maintain effective controls over records retention. Cases of inadequate records retention or supporting documentation were noted in the following areas: (i) inventory purchases, (ii) freight charges, (iii) inventory stock adjustments, (iv) accounts payable, (v) banking transactions, (vi) fixed asset additions, (vii) property taxes, (viii) inventory contracts and (ix) co-op advertising contracts.

•

The Company did not maintain effective controls over inventory management and merchandise accounts payable. Formal buying limits and purchase approval thresholds were not finalized or implemented for merchandise planning. There was no consistent adherence to certain processes associated with the corporate inventory management system. Specifically, there was no consistent verification of: (i) the receipt of merchandise shipped directly to the studios, (ii) the receipt of authorized customer product returns, (iii) comparison of related purchase orders, receiving reports and vendor invoices and resolution of discrepancies, (iv) accurate period-end receiving cutoffs, (v) timely recording of invoices, (vi) comparison of purchase order and invoice terms to ensure proper handling of discounts, (vii) the appropriate handling of inventory exceptions and routine stock adjustments, (viii) the input of new product data, and (ix) the inventory master file data.

•	The Company did not maintain effective controls over non-merchandise accounts payables. There were no written policies and procedures establishing approval authority and limits for approving check and wire transfer disbursements and no policy, methodology or consistently applied procedure for month-end accruals. Additionally, there was no consistent verification of: (i) completeness of supporting documents, (ii) check amounts to supporting documentation, and (iii) reviews and approvals of supporting documents by appropriate personnel. Furthermore, there were inadequate controls over systems access to new vendor setup files and no independent reviews of changes to the vendor master file.

•	The Company did not maintain effective control over the costing and valuation of inventory. Specifically, subsequent to the Company’s systems conversion during the year, there was no formal reporting of changes in product costs, freight and foreign exchange rate factors, nor a comprehensive review of the cost sheets or changes to the cost sheets. Additionally, the Company did not maintain consistent evidence of appropriate review and approval of: (i) product cost changes, (ii) discrepancies between purchase order costs and invoice costs, (iii) dollar limits on approval of adjustments to costs, and (iv) the approval of manual journal entries. In addition, the balance in the inventory sub ledger was not reconciled to the general ledger.

•	The Company did not maintain effective controls over fixed assets accounting. The Company had no formal purchasing system or asset disposal system to help manage property and equipment. Additionally, there was no formal review of certain processes associated with the corporate fixed asset management system. Specifically, there were: (i) no documented controls or monitoring of purchase orders for fixed assets, (ii) no processes over the timely and complete receipt of receiving information and invoices for fixed asset additions to ensure timely recording of the fixed asset additions, (iii) no review procedures over the input of new acquisitions of property and equipment, (iv) no formal review procedures of construction in progress amounts to determine final categorization as capital or expense items, (v) no reviews of placed in service dates, (vi) no reviews of system-generated depreciation expense, (vii) no periodic reviews of depreciable lives, and (viii) no reconciliations of the fixed assets sub ledger to the general ledger.

•	The Company did not maintain effective control over taxes computed by third-party experts. Specifically, controls were not designed and in place to ensure that financial schedules were reviewed for accuracy and completeness before the Company provided them to third-party experts who computed taxes.

•	The Company did not maintain effective controls related to the invoicing of customers with credit terms and the collection and application of payments and credits to accounts receivable. Specifically, there was: (i) no reconciliation of the orders approved for shipment to the orders actually shipped and open orders, (ii) no appropriate written authorization for customer credits, (iii) no documented review of system-generated entries, (iv) no control to ensure timely posting of all cash receipts and (v) no process to ensure completed transactions were appropriately offset or reclassified via journal entries in a timely manner. Additionally, there was a lack of monitoring and timely collection of invoices with credit terms.

•	The Company did not maintain effective control over payroll processing. There was inadequate segregation of duties relating to access to the payroll master files and processing files. In addition, there was no periodic review of the master file data for accuracy and completeness. There was no documented review of the comparison of the amounts paid for payroll, related taxes and payroll tax returns to the amounts recorded in the general ledger.

•	The Company did not maintain effective monitoring controls over investment transactions, investment performance, bank account openings and closings, authorized signers, changes in signatories and transaction authorities and limits. In addition, appropriate month end cash cutoff procedures were not consistently followed and bank reconciliations were not completed in a timely manner.

•	The Company did not maintain effective controls over spreadsheets used in the Company’s financial reporting process. Specifically, controls were not designed and in place throughout the year to ensure that access was restricted to appropriate personnel and that unauthorized modification of the data or formulas within spreadsheets was prevented.

These material weaknesses were considered in determining the nature, timing, and extent of the audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated April 7, 2006, on those financial statements.

In our opinion, management’s assessment that Design Within Reach, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Design Within Reach, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements with respect to the Company’s remediation actions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets of Design Within Reach, Inc. as of December 31, 2005 and January 1, 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2005 and our report dated April 7, 2006 expressed an unqualified opinion on those financial statements.

/s/    GRANT THORNTON LLP

San Francisco, California

April 7, 2006

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item regarding our Directors and Executive Officers, Code of Ethics and Compliance with Section 16 (a) of the Securities and Exchange Commission will be contained in our definitive proxy statement to be filed in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2005, and is incorporated in this report by reference.

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

Item 13. Certain Relationships and Related Transactions

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report under “Note 9—Related Party Transactions”.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15. Exhibits

Financial Statements

The following financial statements are included in this report:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Supplementary Data

Unaudited Quarterly Financial Data	87

Exhibits

Exhibits. The following exhibits are filed as a part of this report or are incorporated by reference to exhibits previously filed.

Exhibit Number	Exhibit Title
3.01(1)	Amended and Restated Certificate of Incorporation

3.02(2)	Amended and Restated Bylaws

4.01(3)	Form of Specimen Common Stock Certificate

4.03(1)	Investors’ Rights Agreement, dated May 12, 2000, by and among Design Within Reach, Inc. and the investors named therein

4.04(1)	Amendment to Investors’ Rights Agreement, dated May 8, 2003, by and among Design Within Reach, Inc. and the investors named therein

10.01(1)	Form of Indemnification Agreement entered into by Design Within Reach, Inc. and its directors and executive officers

10.02(1)	Sublease Agreement, dated October 23, 2003, by and between National Broadcasting Company, Inc. and Design Within Reach, Inc.

10.03(1)	Lease Agreement, dated October 2, 2003, by and between Dugan Financing LLC and Design Within Reach, Inc.

10.04(1)	Design Within Reach, Inc. 1999 Stock Plan, amended as of October 29, 2003

10.05(3)	Design Within Reach, Inc. 2004 Equity Incentive Award Plan

10.06(1)	Design Within Reach, Inc. Employee Stock Purchase Plan

Exhibit Number	Exhibit Title
10.07(1)	Credit Agreement, dated as of July 10, 2002, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.08(1)	First Amendment to Credit Agreement, dated as of July 30, 2003, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.09(1)	Second Amendment to Credit Agreement, dated as of November 18, 2003, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.10(1)	Private Label Credit Card Program Agreement, dated as of November 13, 2003, between World Financial Network National Bank and Design Within Reach, Inc.

10.12(4)	Offer of Employment Letter dated April 14, 2005 between Design Within Reach, Inc. and Ken La Honta

10.13(3)	Letter Agreement, dated February 9, 2004, by and between Design Within Reach, Inc. and JH Partners, LLC, formerly known as Jesse.Hansen&Co.

10.14(5)	Third Amendment to Credit Agreement, dated as of June 3, 2004, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.15(6)	Offer of Employment Letter dated June 1, 2004 between Design Within Reach, Inc. and Tara Poseley

10.16(6)	Form of Option Agreement under Design Within Reach, Inc. 2004 Equity Incentive Award Plan

10.17(7)	Offer of Employment Letter dated October 1, 2005 between Design Within Reach, Inc. and Wanda Gierhart

23.1	Consent of Independent Registered Public Accounting Firm

31.01	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.02	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.
(2)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.
(3)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 1 to Registration Statement on Form S-1 (No. 333-113903) filed on May 17, 2004, as amended.
(4)	Incorporated by reference on Form 8-K filed on May 16, 2005.
(5)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 3 to Registration Statement on Form S-1 (No. 333-113903) filed on June 10, 2004, as amended.
(6)	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 filed on February 17, 2005.
(7)	Incorporated by reference on Form 8-K filed on November 30, 2005.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Design Within Reach, Inc.

We have audited the accompanying balance sheets of Design Within Reach, Inc. as of December 31, 2005 and January 1, 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Design Within Reach, Inc. as of December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The financial statements for fiscal 2004 have been restated as discussed in Note 1 to the financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Design Within Reach, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 7, 2006 expressed an unqualified opinion on management’s assessment, and an adverse opinion on the effective operation, of internal control over financial reporting.

/s/    Grant Thornton LLP

San Francisco, California

April 7, 2006

Design Within Reach, Inc.

Balance Sheets

(amounts in thousands, except per share data)

	December 31, 2005	January 1, 2005
		(Restated) (Note 1)
ASSETS
Current assets
Cash and cash equivalents	$3,428	$1,075
Investments	9,652	23,517
Inventory, net	31,239	20,864
Accounts receivable (less allowance for doubtful accounts of $253 and $96)	1,568	1,344
Prepaid catalog costs, net	1,237	1,862
Deferred income taxes	2,569	1,653
Other current assets	4,125	2,445

Total current assets	53,818	52,760

Property and equipment, net	25,474	18,572
Investments	—	2,016
Deferred income taxes, net	7,365	746
Other assets	676	526

Total assets	$87,333	$74,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,882	$12,259
Accrued expenses	3,875	4,816
Accrued compensation	1,539	1,910
Deferred revenue	1,690	2,014
Customer deposits and other liabilities	2,898	1,573
Bank credit facility	1,174	1,053
Capital lease obligation, current portion	114	112

Total current liabilities	28,172	23,737

Deferred rent and lease incentives	4,470	1,874
Capital lease obligation	22	140
Deferred income tax liabilities	1,127	867

Total liabilities	33,791	26,618

Commitments and Contingencies

Stockholders’ equity
Preferred stock—$0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; authorized 30,000 shares; issued and outstanding, 14,042 and 12,869 shares in 2005 and 2004, respectively	14	13
Additional paid-in capital	55,756	47,823
Deferred compensation	(628)	(1,574)
Accumulated other comprehensive income (loss)	(789)	482
Accumulated earnings (deficit)	(811)	1,258

Total stockholders’ equity	53,542	48,002

Total liabilities and stockholders’ equity	$87,333	$74,620

See notes to financial statements.

Design Within Reach, Inc.

Statements of Operations

(amounts in thousands, except per share data)

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	December 27, 2003
Net sales	$158,236	$120,598	$81,138
Cost of sales	90,400	65,077	43,298

Gross margin	67,836	55,521	37,840
Selling, general and administrative expenses	71,422	49,507	35,232
Facility relocation costs	—	198	559

Earnings (loss) from operations	(3,586)	5,816	2,049
Other income (expense):
Interest income	391	178	13
Interest expense	(39)	(97)	(42)
Other income (expense), net	216	161	88

Total other income (expense)	568	242	59

Earnings (loss) before income taxes	(3,018)	6,058	2,108
Income tax expense (benefit)	(949)	2,314	(852)

Net earnings (loss)	(2,069)	3,744	2,960
Deemed preferred stock dividends	—	—	(1,765)

Net earnings (loss) attributable to common stockholders	$(2,069)	$3,744	$1,195

Net earnings (loss) per share
Basic	$(0.15)	$0.46	$0.37
Diluted	$(0.15)	$0.29	$0.11

Weighted average shares used in calculation of net earnings per share:
Basic	13,729	8,177	3,261
Diluted	13,729	13,128	11,294

See notes to financial statements.

Design Within Reach, Inc.

Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(amounts in thousands)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 28, 2002	2,040	$2,040	3,913	$10,192	3,219	$201	$—	$—	$—	$(3,681)	$8,752
Issuance of common stock pursuant to employee stock option plan	—	—	—	—	103	39	—	—	—	—	39
Repurchase of Series B preferred stock	—	—	(1,961)	(5,000)	—	—	—	—	—	(1,765)	(6,765)
Issuance of Series B preferred stock	—	—	1,407	4,852	—	—	—	—	—	—	4,852
Net earnings	—	—	—	—	—	—	—	—	—	2,960	2,960

Balance—December 27, 2003	2,040	2,040	3,359	10,044	3,322	240	—	—	—	(2,486)	9,838
Issuance of common stock pursuant to 1999 employee stock option plan pre reincorporation	—	—	—	—	106	67	—	—	—	—	67
Issuance of common stock, net of offering expenses	—	—	—	—	3,000	3	31,827	—	—	—	31,830
Issuance of preferred and common stock upon warrant exercise	—	—	238	394	700	1	1,050	—	—	—	1,445
Conversion of preferred stock to common stock	(2,040)	(2,040)	(3,597)	(10,438)	5,637	6	12,472	—	—	—	—
Deferred compensation on issuance of stock options	—	—	—	—	—	—	2,125	(2,125)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	551	—	—	551
Reclassification upon reincorporation	—	—	—	—	—	(304)	304	—	—	—	—
Issuance of common stock pursuant to 1999 employee stock option plan post reincorporation	—	—	—	—	104	—	45	—	—	—	45
Comprehensive income (loss)
Net earnings	—	—	—	—	—	—	—	—	—	3,744	3,744
Unrealized gain (loss) on derivatives	—	—	—	—	—	—	—	—	493	—	493
Unrealized gain (loss) available-for-sale securities	—	—	—	—	—	—	—	—	(11)		(11)

Comprehensive income (loss)											4,225

Balance—January 1, 2005	—	—	—	—	12,869	13	47,823	(1,574)	482	1,258	48,002
Issuance of common stock from exercise of stock options	—	—	—	—	1,017	1	879	—	—	—	880
Issuance of common stock from stock purchase plan	—	—	—	—	56	—	785	—	—	—	785
Amortization of deferred compensation	—	—	—	—	—	—	—	571	—	—	571
Compensation for forfeitures of stock	—	—	—	—	—	—	(375)	375	—	—	—
Tax benefit from disqualifying dispositions	—	—	—	—	—	—	5,558	—	—	—	5,558
Issuance of common stock, net of offering expenses	—	—	—	—	100	—	898	—	—	—	898
Accelerated vesting of stock options	—	—	—	—	—	—	188	—	—	—	188
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—
Net earnings (loss)	—	—	—	—	—	—	—	—	—	(2,069)	(2,069)
Unrealized gain (loss) on derivatives	—	—	—	—	—	—	—	—	(1,288)	—	(1,288)
Unrealized gain (loss) available-for-sale securities	—	—	—	—	—	—	—	—	17	—	17

Comprehensive income (loss)											(3,340)

Balance—December 31, 2005	—	$—	—	$—	14,042	$14	$55,756	$(628)	$(789)	$(811)	$53,542

See notes to financial statements.

Design Within Reach, Inc.

Statements of Cash Flows

(amounts in thousands)

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	December 27, 2003
		(Restated) (Note 1)
Cash flows from operating activities
Net earnings (loss)	$(2,069)	$3,744	$2,960
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation expense	6,623	3,340	2,098
Amortization of stock-based deferred compensation	571	551	—
Accelerated vesting of stock options	188	—	—
Change in assets and liabilities:
Accounts receivable	86	(724)	441
Inventory	(10,684)	(7,760)	(5,059)
Prepaid catalog costs	625	(1,248)	(48)
Other assets	(1,833)	(1,376)	(55)
Accounts payable	4,623	5,728	2,056
Accrued expenses	(521)	4,012	(305)
Deferred revenue	(324)	1,327	(261)
Customer deposits and other liabilities	264	482	31
Deferred rent and lease incentives	2,595	1,287	463
Deferred income taxes	(1,947)	(902)	(932)

Net cash provided by (used in) operating activities	(1,803)	8,461	1,389

Cash flows from investing activities
Purchases of property and equipment, net	(14,315)	(12,894)	(7,383)
Purchases of investments	(16,497)	(35,553)	—
Sales of investments	32,400	10,000	—

Net cash provided by (used in) investing activities	1,588	(38,447)	(7,383)

Cash flows from financing activities
Proceeds from issuance of common stock, net of expenses	2,563	31,942	39
Proceeds from warrant exercises	—	1,445	—
Repurchase of Series B preferred stock, net	—	—	(1,913)
Borrowing (repayment) on bank credit facility	121	(2,272)	3,325
Repayments of long term obligations	(116)	(98)	—

Net cash provided by financing activities	2,568	31,017	1,451

Net increase (decrease) in cash and cash equivalents	2,353	1,031	(4,543)
Cash and cash equivalents at beginning of the period	1,075	44	4,587

Cash and cash equivalents at end of the period	$3,428	$1,075	$44

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$1,767	$2,077	$—
Interest	$39	$103	$42
Supplemental disclosure of non-cash investing and financing activities
Capital lease obligation incurred	$—	$—	$350
Change in fair value of derivatives	$(1,788)	$802	$—

See notes to financial statements.

Design Within Reach, Inc.

Notes to Financial Statements

Note 1—Summary of Significant Accounting Policies

Design Within Reach, Inc. (the “Company”) was incorporated in California in November 1998. The Company is an integrated multi-channel provider of distinctive modern design furnishings and accessories. The Company markets and sells its products to both residential and commercial customers through three sales channels consisting of its phone sales, studio sales and online sales. The Company sells its products directly to customers throughout the United States.

The Company operates on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. The Company’s 2005 fiscal year ended on December 31, 2005, 2004 fiscal year ended on January 1, 2005 and 2003 fiscal year ended on December 27, 2003. Fiscal year 2005 and 2003 consisted of 52 weeks and fiscal year 2004 consisted of 53 weeks.

Segment Reporting

The Company’s business is conducted in a single operating segment. The Company’s chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company’s entire operations for purposes of making operating decisions and assessing performance.

Restatement of Cash and Cash Equivalents

In connection with the preparation of its financial statements for the quarter ended July 2, 2005, the Company determined that it incorrectly reported its auction rate securities as cash and cash equivalents and appropriately reclassified amounts to report them as marketable securities. Previously, such investments had primarily been classified as cash and cash equivalents. Accordingly, the Company has corrected the classification to report these securities as investments in the Balance Sheet as of January 1, 2005. The impact of this restatement is as follows (in thousands):

	Jan 1, 2005 As Originally Reported	Adjustment	Jan 1, 2005 As Restated
Cash and Cash Equivalents	$21,141	$(20,066)	$1,075
Investments	$3,544	$19,973	$23,517
Other current assets	$2,352	$93	$2,445

Reclassifications

Certain items have been reclassified to conform to the fiscal year 2005 presentation.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Short-term securities, generally investment grade auction rate securities and municipal bonds, are stated at cost plus accrued interest, which approximates market value. Those with maturities beyond one year may be classified as short-term investments based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All auction rate securities are classified as short-term investments. All cash equivalents and short-term investments are classified as available for sale and are recorded at fair market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sale securities are included in earnings.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

Long term investments include debt instruments with maturities of greater than one year. Debt securities are classified as available for sale and are recorded at fair market value using the specific identification method.

Accounts Receivable

The majority of the Company’s accounts receivable consists of amounts due from major credit card companies that are collected within five days after the customer’s credit card is charged and receivables due from commercial customers due within 30 days of the invoice date. The Company estimates its allowance for uncollectible receivables by considering a number of factors, including the length of time accounts receivable are past due and the Company’s previous loss history.

The following is a summary of activities in the allowances for doubtful account for the periods indicated (in thousands):

Fiscal Years Ended	Beginning Balance	Additions Charged/Credited to Operations	Write- offs	Ending Balance
December 31, 2005	$96	$216	$(59)	$253
January 1, 2005	$36	$60	$—	$96
December 27, 2003	$36	$—	$—	$36

Inventory

Inventory consists primarily of finished goods purchased from third-party manufacturers. Inventory on hand is carried at a computed average cost which approximates a first-in first-out method and is carried at the lower of cost or market. As of December 31, 2005 and January 1, 2005, the Company had inventory of $31.2 million and $20.9 million, respectively, net of write-downs of $2.1 million and $677,000, respectively.

Total inventory includes inventory-in-transit that consists primarily of finished goods purchased from third-party manufacturers and represents those goods that are in-transit from certain vendors, when terms are FOB shipping, to the Company. Inventory-in-transit also includes those goods that are in-transit from the Company to its customers. Inventory in transit is carried at actual cost.

Estimated Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, short term marketable securities, accounts receivable, accounts payable, and the current portion of debt approximates their estimated fair values due to the short maturities of these instruments. The carrying value of current debt approximates its fair value based on current rates available to the Company for similar debt.

Derivative and Hedging Activities

The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, for derivative instruments and requires that all derivatives be recorded at fair value on its balance sheet, including embedded derivatives.

The Company’s operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates. To mitigate its foreign currency exchange rate risk, the Company typically purchases foreign currency option contracts for purchases of merchandise based on forecasted demand at certain prices. The objective of the Company’s foreign exchange risk management program is to manage the financial and

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on derivatives used to hedge them. The Company has comprehensive hedge documentation that defines the hedging objectives, practices, procedures, and accounting treatment. The Company’s hedging program and derivative positions and strategy are reviewed on a regular basis by its management. The Company accounts for these contracts on a monthly basis by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged is sold in each reporting period.

Derivative positions are used only to manage identified exposures. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time they are designated as well as throughout the hedge period. All of the Company’s derivatives qualify as cash flow hedges subject to hedge accounting rules under SFAS No. 133. With respect to any derivative that is deemed ineffective, the ineffective portion is reported through earnings. Management evaluates the ineffectiveness of outstanding contracts when it is probable that the original forecasted transaction will change. The effective portion of changes in the fair value of cash flow hedges is recorded in other comprehensive income (loss) and is recognized in cost of sales when the underlying inventory is sold. The Company recorded approximately $236,000 for ineffectiveness during fiscal year 2005. There were no amounts recorded for ineffectiveness in fiscal years 2004 and 2003.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using a straight-line method over the assets’ estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

Computer equipment and software	18 months-3 years
Office furniture and equipment	5 years
Leasehold improvements	10 years or life of lease, whichever is shorter

As part of many of the Company’s lease agreements, the Company receives construction allowances from landlords for tenant improvements. The construction allowances are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense.

Property and equipment disposals are accounted for with adjustments to accumulated depreciation and charges to gain or loss on disposed assets. The book cost and accumulated depreciation of the asset are written off.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Management considers the following circumstances and events to assess the recoverability of carrying amounts: 1) a significant adverse change in the extent or manner in

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

which long-lived assets are being used or in its physical condition, 2) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, 3) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, and 4) a current expectation that, more likely than not, the long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Decisions to close a studio or facility also can result in accelerated depreciation over the revised useful life. When the Company closes a location that is under a long-term lease, the Company records a charge for the fair value of the liability associated with that lease at the cease-use date. The fair value of such liability is calculated based on the remaining lease rental payments due under the lease, reduced by estimated rental payments that could be reasonably obtained by the Company for subleasing the property to a third party. The estimate of future cash flows is based on the Company’s experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by factors such as future studio profitability, real estate demand and economic conditions that can be difficult to predict. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, a loss is recognized equal to the difference between the carrying value and the fair value of the assets.

In May 2005, the Company converted then existing information technology systems to a new, custom-built system supporting product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. These information technology systems also are used to generate information for financial reporting. On October 1, 2005, the Company shortened the estimated useful lives for certain computer systems having a net book value of approximately $3.2 million from three years to 18 months as a result of its plans to replace them in fiscal year 2007. The impact of this change resulted in additional depreciation expense in fiscal year 2005 of approximately $300,000, which increased net loss per share by $0.02. The impact of this change is anticipated to be an expense of approximately $1.2 million, or $0.09 per share, and $300,000, or $0.02 per share, in fiscal years 2006 and 2007, respectively. These amounts will reduce net income or increase net losses.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods. These amounts will reduce net income or increase net losses.

Revenue Recognition

The Company recognizes revenue on the date on which it estimates that the product has been received by the customer. The Company records as deferred revenue any sales made in the last week of the reporting period for which it estimates delivery in the following period. Those estimated amounts are recorded as customer deposits. The Company also records any payments received prior to the date goods are received by the customer as deferred revenue amounts. The Company uses third-party freight carrier information to estimate standard delivery times to various locations throughout the United States. Sales are recorded net of expected returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. The Company’s management must make estimates of potential future product returns related to current period revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount less any reserve for estimated scrap. Reserve for estimated product returns were approximately $323,000, $558,000 and $442,000 as of December 31, 2005, January 1, 2005, and

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

December 27, 2003, respectively. The Company recognizes net sales revenue for shipping and handling fees charged to customers at the time products are estimated to have been received by customers.

Shipping and Handling Costs. Shipping costs, which include inbound and outbound freight costs, are included in cost of sales. The Company records costs of shipping products to customers in cost of sales at the time products are estimated to have been received by customers. Handling costs, which include fulfillment center expenses, call center expenses, and credit card fees, are included in selling, general and administrative expenses. Handling costs were approximately $7.8 million, $6.9 million, and $5.1 million for fiscal years 2005, 2004, and 2003, respectively.

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

Advertising Costs

Direct response advertising costs consists of third-party costs, including paper, printing, postage, name acquisition and mailing costs, for all of the Company’s catalogs. Such costs are capitalized as prepaids and are amortized over their expected period of future benefit. Each catalog is generally fully amortized within two to four months of its initial mailing depending on circulation plans. At December 31, 2005 and January 1, 2005, the Company had prepaid catalog costs of approximately $1.2 million and $1.9 million, respectively. Other non-direct response advertising costs, which include amounts for merchandise donated to third parties for advertising purposes, are expensed as incurred. Prepaid catalog costs are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. Advertising expenses, including amortized direct response catalog costs, non-direct response advertising, and net of co-operative advertising, were approximately $12.0 million, $10.8 million and $10.3 million for fiscal years 2005, 2004 and 2003, respectively. The Company also donated merchandise to third parties for advertising purposes. These donations were approximately $222,000 in 2005 and none in 2004 and 2003. The Company accounts for consideration received from its vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received by the Company were approximately $673,000, $489,000 and $273,000 in fiscal years 2005, 2004 and 2003, respectively.

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

Studio Pre-Opening Costs

Studio pre-opening costs are expensed as they are incurred.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements under the intrinsic value method of accounting as defined by the provisions of Accounting Principles Board (“APB”) Statement No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and related interpretations.

Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option. Prior to the establishment of a public market for the Company’s common stock in July 2004, the Company’s board of directors determined the fair value based on several factors. Since the Company’s initial public offering in July 2004, the fair value is determined by the trading price of the Company’s common stock on the NASDAQ National Market. Compensation expense is recognized on a straight-line basis over the option-vesting period of four years.

In fiscal year 2004, the Company recorded approximately $2.1 million in deferred compensation related to the issuance of (1) options to purchase 120,000 common shares with an exercise price of $4.50 per share and an estimated fair market value of $10.00 per share granted in first quarter 2004 and (2) options to purchase 366,250 common shares with an exercise price of $7.00 per share and an estimated fair market value of $11.00 per share granted in first quarter 2004. Stock-based compensation expense recognized was approximately $571,000 and $551,000 in the fiscal years 2005 and 2004, respectively. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

Had compensation cost for the Company’s stock-based compensation plans been determined applying the fair value recognition provisions of SFAS No. 123 to stock-based compensation the pro forma net earnings (loss) would be as indicated below (in thousands, except per share amounts):

	Fiscal Years
	2005	2004	2003
Net earnings (loss)—as reported	$(2,069)	$3,744	$2,960
Add: Total stock-based employee compensation expense included in reported net earnings (loss), net of tax	611	339	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(1,325)	(686)	(88)

Pro forma net earnings (loss)	(2,783)	3,397	2,872
Deemed preferred stock dividend	—	—	(1,765)

Pro forma net earnings (loss) available to common stockholders	$(2,783)	$3,397	$1,107

Basic earnings (loss) per share:
As reported	$(0.15)	$0.46	$0.37
Pro forma	$(0.20)	$0.42	$0.34
Diluted earnings (loss) per share:
As reported	$(0.15)	$0.29	$0.11
Pro forma	$(0.20)	$0.26	$0.10

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

The fair value of option grants has been determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Years
	2005	2004	2003
Risk-free interest rate	4.4%	4.0%	4.0%
Expected volatility	66%	37%	0%
Expected life (in years)	5	5	10
Dividend yield	—	—	—

The effects of applying SFAS No. 123 on pro forma disclosures of net earnings (loss) and net earnings (loss) per share in fiscal 2005, 2004 and 2003 are not likely to be representative of the pro forma effects on net earnings (loss) and net earnings (loss) per share in future years. See Recent Accounting Pronouncements below.

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing the Company’s net earnings available to the Company’s common stockholders for the year by the number of weighted average common shares outstanding for the year. In accordance with Emerging Issues Task Force (“EITF”) No. D-53, the net earnings available to the Company’s common stockholders for the year ended December 27, 2003 is stated after recognizing deemed preferred stock dividends of approximately $1.8 million. The amount of the deemed preferred stock dividends represents the excess of the consideration of $6.8 million paid by the Company to Reed Business Information, a division of Reed Elsevier Inc., in connection with its repurchase from Reed Business Information of approximately 1,961,000 shares of the Company’s Series B Preferred Stock in May 2003, over the carrying value of those shares of $5.0 million. Diluted earnings per share includes the effects of dilutive instruments, such as stock options, employee stock plan, warrants and convertible preferred stock, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

In accordance with the SFAS No. 128, “Earnings Per Share,” the calculation of shares used in basic and diluted net earnings (loss) per share computation is presented below (in thousands):

	Fiscal Years
	2005	2004	2003
Shares used to compute basic earnings (loss) per share	13,729	8,177	3,261
Add: Effect of dilutive securities
Preferred stock Series A	—	1,012	2,040
Preferred stock Series B	—	1,666	3,575
Effect of dilutive options and stock plan	—	1,797	1,457
Warrants	—	476	961

Shares used to compute diluted earnings (loss) per share	13,729	13,128	11,294

Due to a net loss in fiscal year 2005, the Company excluded approximately 1.0 million shares from the computation in dilutive potential common shares from outstanding stock options and stock plan because inclusion of such shares would be antidilutive. There was no exclusion in fiscal year 2004 or fiscal year 2003.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), mark-to-market derivatives and unrealized gains and losses on available-for-sale securities. The components of comprehensive income (loss) are presented in the statements of stockholders’ equity.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The Company’s significant accounting estimates include estimates of market value used in calculating inventory reserves to reflect inventory carried at a lower of cost or market, estimates of market value used in calculating the value of stock-based compensation, estimates of expected future cash flows and useful lives used in the review for impairment of long-lived assets, estimates of the Company’s ability to realize its deferred tax assets which are also used to establish whether valuation allowances are needed on those assets, estimates of freight costs used to calculate accrued liabilities and estimates of returns used to calculate sales return reserves. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company, from time to time, maintains cash balances at financial institutions that are in excess of the amounts insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The majority of the Company’s accounts receivable consists of receivables due from major credit card companies that are collected within five days after the customer’s credit card is charged and receivables due from commercial customers due within 30 days of the invoice date.

Vendor Concentration

During the fiscal years 2005, 2004, and 2003, sales of products supplied by one vendor constituted approximately 11.2%, 9.1%, and 10.4% of net sales, respectively, while sales of products supplied by the Company’s top five vendors constituted approximately 29.1%, 30.1%, and 31.8% of net sales, respectively.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS 151 will become effective as of January 1, 2006. The Company does not believe this statement will have a material impact on its financial statements.

In December 2004, FASB issued SFAS No. 123R (revised 2004), “ Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS 123. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Based on the aforementioned effective date, the Company will begin expensing stock options granted to its employees in its Statement of Earnings using a fair-value based method effective the period beginning January 1, 2006. Adoption of the

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

expensing requirements will increase the Company’s operating expenses. In April 2005, Staff Accounting Bulletin (SAB) 107 was released by the Securities and Exchange Commission which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The provisions of this statement will be effective as of January 1, 2006. In the first quarter of 2006, the Company adopted the modified prospective method in accounting for stock options and it expects to incur stock-based compensation expenses which will decrease net income or increase net losses.

In May of 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections” which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. These changes are accounted for in the period of change and future periods, as applicable, and may be made only if the new accounting principle is preferable. This Statement is effective for accounting principles changed on or after January 1, 2006.

Note 2—Balance Sheet Accounts

Investments

Investments in marketable debt securities, which are classified as available-for-sale, are summarized below for the periods presented (in thousands):

As of December 31, 2005:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Auction rate securities	$7,750	$2	$—	$7,752
Municipal bonds	1,900	—	—	1,900

Total	$9,650	$2	$—	$9,652

As of January 1, 2005:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Auction rate securities	$22,551	$—	$1	$22,550
Municipal bonds	3,000	—	17	2,983

Total	$25,551	$—	$18	$25,533

There was no realized gain or loss on the sale of investments in fiscal years 2005, 2004, and 2003.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

The contractual maturities of marketable debt securities, regardless of their balance sheet classification, were as follows (in thousands):

As of December 31, 2005
Due in 1 year or less	$1,900
Due in 1-5 years	—
Due in 5-10 years	6,752
Due in 10 years or more	1,000

Total marketable debt securities	$9,652

Inventory, net

The following table presents the Company’s inventory at the end of each fiscal year (in thousands):

	Fiscal Years
	2005	2004
Inventory on-hand, net of write-downs	$25,621	$13,815
Inventory in-transit between third-party manufacturers and the Company	4,415	5,998
Inventory in-transit between the Company and its customers	1,203	1,051

Inventory-in-transit	5,618	7,049

Total	$31,239	$20,864

Property and equipment, net

Property and equipment consist of the following at the end of each fiscal year (in thousands):

	Fiscal Year
	2005	2004
Computer equipment and software	$14,391	$8,695
Office furniture and equipment	4,255	2,180
Leasehold improvements	19,163	11,537

	37,809	22,412
Less accumulated depreciation and amortization	(12,902)	(6,863)

	24,907	15,549
Construction-in-progress	567	3,023

Total	$25,474	$18,572

Construction-in-progress as of December 31, 2005 consisted primarily of leasehold improvements of $567,000 related to studios under construction. Construction-in-progress as of January 1, 2005 consisted of leasehold improvements of $681,000 related to studios under construction and $2.3 million of external development of enterprise solution software, respectively. Total depreciation expense on the Company’s property and equipment was approximately $6.6 million in 2005, $3.3 million in 2004 and $2.1 million in 2003.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

Note 3—Income Taxes

The provision for income taxes consists of the following for each of the fiscal years (in thousands):

	Fiscal Year
	2005	2004	2003
Current
Federal	$373	$2,349	$—
State	(113)	565	80

Total current	260	2,914	80

Deferred
Federal	(1,170)	(630)	775
State	(39)	75	44

Total deferred	(1,209)	(555)	819

Change in valuation allowance	—	(45)	(1,751)
Net deferred	(1,209)	(600)	(932)

Net income tax expense (benefit)	$(949)	$2,314	$(852)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

Statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	3.3	6.2	5.8
Change in valuation allowance	—	(0.7)	(83.0)
Stock options	(7.3)	—	—
Tax exempt interest	3.7	—	—
Enterprise zone credit and other	(2.3)	(1.3)	2.8

Effective tax rate	31.4%	38.2%	(40.4)%

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows at the end of each fiscal year (in thousands):

	Fiscal Year
	2005	2004
Deferred tax assets:
Current:
Accruals and reserves	$1,311	$694
Deferred gross margin	334	374
Foreign exchange hedging	509	—
Other	415	585

Total current deferred tax assets	2,569	1,653

Non-Current:
Net operating losses	6,605	—
Credit carry forward	317	86
Deferred rent and lease incentives	760	746
Valuation allowance	(317)	(86)

Total non-current deferred tax assets	7,365	746

Deferred tax liabilities:
Current:
State taxes	616	—
Non-Current:
Property and equipment basis differences	511	867

Total deferred tax liabilities	1,127	867

Net deferred tax assets	$8,807	$1,532

The Company has net operating losses of approximately $16.0 million and $15.1 million at December 31, 2005 for federal and state income taxes, respectively. These net operating losses will expire from 2007 to 2025. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company plans to determine whether it can file for tax carrybacks of net operating losses. In addition, the Company has California enterprise zone credits of $317,000 that may be used for an indefinite period of time. A valuation allowance must be provided when it is more likely that not that a deferred tax asset will not be realized. Accordingly, these state credits have been reduced by $317,000 for amounts not expected to be fully utilized.

The Company is currently being audited by the Internal Revenue Service for its 2003 income tax returns filed. The outcome is not yet determined.

Note 4—Bank Credit Facility

The Company has entered into a secured revolving line of credit with Wells Fargo HSBC Trade Bank, N.A., as amended on December 23, 2005. This facility provides an overall credit line of $10.0 million comprised of a $5.0 million operating line of credit for working capital and $5.0 million in standby letters of credit. The letters of credit are for $2.5 million each in an equipment line of credit for the importation of furniture and another to secure lease

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

deposits for new retail space. The line of credit is subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time to provide working capital and expires on November 30, 2007. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate. Interest accrued on this line is payable on the last day of each month. As of December 31, 2005, the interest rate for the operating line of credit was 7.25%. Amounts borrowed under the credit agreement are secured by the Company’s accounts receivable, inventory and equipment. The credit agreement also sets forth a number of affirmative and negative covenants to which the Company must adhere, including financial covenants and limitations of capital expenditures. As of December 31, 2005, no borrowings and $1.0 million of stand-by letters of credit were outstanding under this facility. As of December 31, 2005, the Company was not in compliance with various financial covenants under our credit agreement. The Company received a waiver of default on March 29, 2006. As a result, the Company’s ability to borrow under the line was not interrupted. However, if the Company is unable to return to compliance and maintain such compliance with these covenants, the Company may, in the future, be restricted from borrowing until the Company returns to compliance with the covenants or the Company obtains an additional waiver which may or may not be available to it.

Subsequent to fiscal year end, the Company borrowed an additional $1.6 million against the credit line through March 31, 2006.

Included in the bank credit facility amount outstanding on the balance sheet of approximately $1.2 million and $1.1 million, as of December 31, 2005 and January 1, 2005, respectively, represents outstanding checks in excess of the cash balances in the Company’s bank accounts with the Bank.

Note 5—Initial Public Offering and Secondary Offering

On June 29, 2004, the Company’s registration statement on Form S-1 was declared effective for the Company’s initial public offering, pursuant to which the Company sold 3,000,000 shares of common stock at $12 per share. The Company’s common stock commenced trading on June 30, 2004. The Company’s initial public offering closed on July 6, 2004, and net offering proceeds of approximately $33.5 million (after underwriters’ discounts of $2.5 million) were received the same day. The net proceeds available to the Company amounted to $31.8 million after it incurred additional related offering expenses of approximately $1.6 million through December 2004.

On March 15, 2005, the Company completed a public offering of 2,070,000 shares of common stock at $15.80 per share. Of the shares offered, 100,000 were offered by the Company and 1,970,000 were offered by selling stockholders. The Company raised net proceeds of $898,000 in its second public offering, net of underwriting discounts and offering expenses.

Note 6—Preferred Stock and Warrants

After the consummation of the initial public offering in July 2004, each share of Series A and B preferred stock outstanding was converted into common stock on a one-for-one exchange ratio of common for preferred.

In October 1998, the Company issued warrants to purchase 700,000 shares of the Company’s common stock exercisable at $1.50 per share in relation to an advising agreement with a major stockholder. These warrants were exercised in full on June 29, 2004 in cash, resulting in the issuance of 700,000 shares of the Company’s common stock.

In December 1999, the Company issued warrants to purchase an aggregate of 261,000 shares of the Company’s Series B Preferred Stock exercisable at $2.55 per share in relation to bridge loans made in December 1999. The fair value of these warrants at the time of issuance was $295,000 and was recognized as interest

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

expense in fiscal year 2000. A portion of these warrants were exercised on June 29, 2004 in part in cash, resulting in the issuance of 154,000 shares of the Company’s Series B Preferred Stock, and in part on a net exercise basis resulting in the issuance of 19,000 shares of the Company’s Series B Preferred Stock. The remaining warrants were automatically exercised pursuant to their cashless exercise provisions immediately prior to the closing of the Company’s initial public offering of common stock, resulting in the issuance of 66,000 shares of the Company’s Series B Preferred Stock.

Note 7—Employee Benefit Plans

Employee Retirement Savings Plan

The Company has a 401(k) retirement savings plan. Employees may contribute up to 15% of their earnings to the plan. Company contributions to the plan are discretionary. The Company did not contribute to the plan in fiscal years 2005, 2004 or 2003.

Employee Stock Purchase Plan

During July of 2004, the Company filed a registration statement on Form S-8 with the SEC to register shares related to the Design Within Reach, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP allows employees to purchase Company common stock at a 15% discount to market price through payroll deductions. The ESPP operates through a series of concurrent twelve-month offering periods. Except for the first offering period, these offering periods generally start on the first trading day on or after May 1st and November 1st of each year and end, respectively, on the last trading day of the next October and April. The Company initially registered 300,000 shares of Common Stock for purchase under the ESPP and approximately 244,000 shares are available as of December 31, 2005. The reserve will automatically increase on each December 31 during the term of the plan by an amount equal to the lesser of (1) 100,000 shares or (2) a lesser amount determined by the board of directors. In fiscal year 2005, the Company recorded $243,000 of compensatory expense in connection with the issuance of shares pursuant to the ESPP.

Equity Incentive Plan

The Design Within Reach, Inc. 1999 Stock Plan (the “1999 Plan”) allows for the issuance of incentive stock options and nonstatutory stock options to purchase shares of the Company’s common stock. The Board of Directors most recently amended the 1999 Plan in October 2003, and the Company’s stockholders approved the Plan, as amended, in November 2003. The Company has reserved a total of 3,100,000 shares for issuance under the 1999 Plan, including 500,000 shares approved for grant during 2003.

The Design Within Reach, Inc. 2004 Equity Incentive Award Plan (the “2004 Plan” and together with the 1999 Plan, the “Plans”) allows for the issuance of incentive stock options and nonstatutory stock options to purchase shares of the Company’s common stock. The 2004 Plan was registered with the SEC and became effective during July 2004. The Company has reserved a total of 500,000 shares for issuance under the 2004 Plan.

A total of approximately 418,000 shares are available for grant under both Plans at December 31, 2005. Total shares authorized but unissued under both Plans at December 31, 2005 were approximately 2.1 million. Shares subject to cancelled options are returned to their respective Plan and are available to be reissued. Under the Plans, incentive stock options may be granted only to employees, and nonstatutory stock options may be granted to employees, outside directors and consultants. Options granted under the Plans are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value for incentive stock

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

options and not less than 85% of fair market value for nonstatutory options. Stock options granted to stockholders who own greater than 10% of the outstanding stock must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the Plans generally vest within three to four years. The Plans allow certain options to be exercised prior to the time such options are vested. All unvested shares are subject to repurchase at the exercise price paid for such shares, at the option of the Company.

Option activity under the Plan is as follows for each of the fiscal years (in thousands, except for exercise price):

	Options Outstanding	Weighted Average Exercise Price
Balance, December 28, 2002	1,943	$0.50
Options granted	141	2.75
Options exercised	(103)	0.37
Options canceled	(79)	0.60

Balance, December 27, 2003	1,902	0.67
Options granted	783	9.94
Options exercised	(210)	0.52
Options canceled	(97)	1.52

Balance, January 1, 2005	2,378	3.70
Options granted	749	12.86
Options exercised	(1,017)	0.87
Options canceled	(393)	9.77

Balance, December 31, 2005	1,717	$7.98

Exercisable, December 31, 2005	1,204	$6.38
Exercisable, January 1, 2005	1,343	$0.89
Exercisable, December 27, 2003	1,032	$0.50

The following table summarizes information about stock options outstanding at December 31, 2005 (in thousands, except for exercise price and life data):

Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at January 1, 2005	Weighted Average Exercise Price
$0.25	65	3.58	$0.25	65	$0.25
0.60	411	5.73	0.60	411	0.60
2.75	43	7.48	2.75	43	2.75
4.50	120	8.01	4.50	120	4.50
6.03-7.00	473	9.05	6.03-7.00	245	6.03-7.00
14.68-14.95	140	8.19	14.68-14.95	31	14.68-14.95
15.80	243	9.32	15.80	237	15.80
16.07	19	9.13	16.07	2	16.07
16.50	148	8.53	16.50	50	16.50
19.00	55	9.57	19.00	—	19.00

$0.25 to $19.00	1,717	7.91	$7.98	1,204	$6.38

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

The weighted average fair value of options granted for the years ended December 31, 2005, January 1, 2005, and December 27, 2003, were $12.86, $12.65, and $0.91.

Note 8—Commitments and Contingencies

Operating and Capital Leases

The Company leases office space, studios and fulfillment center space under operating leases. The Company also has equipment under a capital lease. Future minimum lease payments as of December 31, 2005 are as follows (in thousands):

Fiscal Years Ending	Capital Lease	Operating Leases
2006	$120	$10,888
2007	22	12,557
2008	—	12,470
2009	—	11,072
2010	—	9,174
Thereafter	—	35,181

Minimum lease commitments	142	$91,342

Less: Interest	(8)

Present value of capital lease obligation	134
Less current portion	(112)

Long-term portion	$22

Rent expense, consisting of fixed minimum amounts and/or contingent rent based on a percentage of sales exceeding a stipulated amount, was $10.2 million, $6.2 million and $3.2 million for fiscal year 2005, 2004 and 2003, respectively.

The Company accounts for step rent provisions, escalation clauses, capital improvements funding and other lease concessions on a straight-line basis over the minimum term of the lease.

Litigation

From time to time, the Company may be involved in legal proceedings and litigation incidental to the normal conduct of its business. During fiscal year 2005, the Company has been subject to sales and use tax audits by various states as well as a current Internal Revenue Service audit for fiscal year 2003. Although any adverse results for completed audits have not been material to the Company, there is a risk that federal, state and local jurisdictions may challenge the characterization of certain transactions and assess additional amounts, including interest and penalties. The Company is not currently involved in any material legal proceedings or litigation.

Note 9—Related Party Transactions

The Company rents studio space from an affiliate of a significant stockholder of the Company and of the Chairman of the Company’s Board of Directors on a monthly basis. Rent expense related to this space for the years ended December 31, 2005, January 1, 2005 and December 27, 2003 was $101,000 for each of the three fiscal years. The Company received consulting services from the same affiliate on a monthly basis. Consulting expense related to these services was none, $60,000 and $90,000 for fiscal years 2005, 2004 and 2003, respectively.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

From 2002 through 2004, a former member of management served on the board of directors of an information systems vendor which supplied the Company with design, programming and development services for a computer system. During this time, the Company spent approximately $2.1 million with this vendor. The former member of management resigned from the board of directors of the vendor effective in April 2004. The Company continues to purchase goods from, and use the services of, the systems vendor until functional upgrades are no longer needed. Cumulative amounts paid to the vendor from the inception of services through December 31, 2005 were approximately $5.1 million.

In fiscal 2004, the Company combined its print buying with NapaStyle, Inc., in order to obtain beneficial pricing with the printer of the Company’s catalog. In order to obtain the best pricing, the Company guaranteed NapaStyle, Inc.’s payments to the printer. NapaStyle, Inc. owed the Company approximately $121,000 which was repaid to the Company in full on July 9, 2004. The Company no longer guarantees NapaStyle, Inc.’s payments to the printer. The Company’s Chairman is a member of the board of directors of NapaStyle, Inc., and some of the Company’s significant stockholders also are stockholders of NapaStyle, Inc. In May 2003, the Company made a $100,000 loan to NapaStyle, Inc., which was repaid to the Company in full by the end of fiscal year 2003. In connection with this loan, NapaStyle, Inc. issued the Company a warrant to purchase 67 shares of NapaStyle, Inc. Series B preferred stock at an exercise price of $0.01 per share. The warrant expires on May 21, 2008. The Company has not ascribed a fair market value to these warrants for financial statement purposes.

The Company made sales to certain members of its Board of Directors. These sales totaled $85,000, $45,000 and $28,000 in fiscal years 2005, 2004 and 2003, respectively.

Note 10—Facility Relocation Costs

During fiscal year 2003, the Company incurred $729,000 in costs associated with the relocation of its fulfillment center operations from Union City, California to Hebron, Kentucky. These costs consisted of freight costs to transport inventory, severance costs for certain fulfillment center employees, relocation costs for certain fulfillment center employees, outside service costs, lease cancellation costs, accelerated depreciation on abandoned assets and other miscellaneous costs. All costs of $729,000, except accelerated depreciation of $170,000 are included in facility relocation costs of $559,000. The accelerated depreciation is included in depreciation expense. During fiscal year 2004, the Company completed the relocation of its fulfillment center at a cost of $172,000.

The Company signed a lease during the fourth quarter of 2003 for approximately sixty thousand square feet of office space and relocated its Oakland, California headquarters to San Francisco, California in March of 2004. Rental payments under this lease commenced on June 1, 2004. During fiscal year 2004, the Company incurred approximately $26,000 in connection with the relocation of its headquarters.

The beginning and ending liability balances related to the facility relocation costs, provisions and payments for fiscal year 2004 are included in the table below (in thousands).

	Transportation	Severance	Employee Relocation	Outside Services	Lease Cancellations	Other	Total
Balance at December 28, 2002	$—	$—	$—	$—	$—	$—	$—
Provisions	182	71	42	110	110	44	559
Payments	(152)	—	(42)	(90)	—	(44)	(328)

Balance at December 27, 2003	30	71	—	20	110	—	231
Provisions/(adjustments)	146	(40)	32	52	—	8	198
Payments	(176)	(31)	(32)	(72)	(110)	(8)	(429)

Balance at January 1, 2005 and December 31, 2005	$—	$—	$—	$—	$—	$—	$—

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

Supplementary Data—Quarterly Financial Data-Unaudited:

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2005 and January 1, 2005. This quarterly information has been prepared on the same basis as the Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Quarterly Financial Data

	Three Months Ended
	Dec. 31, 2005	Oct. 1, 2005	July. 2, 2005	Apr. 2, 2005	Jan. 1, 2005	Sept. 25, 2004	June 26, 2004	March 27, 2004
	(In thousands, except per share amounts)
	(Unaudited)
Net Sales	$41,403	$39,442	$41,926	$35,465	$39,716	$30,146	$28,223	$22,513
Gross margin	16,319	17,292	18,688	15,538	17,934	14,050	13,120	10,417
Net earnings (loss) (1)	(3,864)	(441)	1,350	884	1,529	906	806	502
Net earnings (loss) per share:
Basic	(0.28)	(0.03)	0.10	0.07	0.12	0.07	0.23	0.15
Diluted	(0.28)	(0.03)	0.09	0.06	0.10	0.06	0.07	0.04
Shares used in per share calculation:
Basic	14,033	13,931	13,828	13,131	12,867	12,643	3,476	3,361
Diluted	14,033	13,931	14,800	14,706	14,858	14,636	11,671	11,428

(1)	In the fourth quarter, the Company changed the estimated useful lives of certain long-lived assets. As a result, the lives were shortened from three years to 18 months. The impact of this change was approximately $300,000 of additional depreciation expense in fiscal year 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGN WITHIN REACH, INC.

Dated: April 14, 2006

	By:	/s/ TARA POSELEY
Tara Poseley President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ TARA POSELEY Tara Poseley	President, Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2006

/s/ KEN LA HONTA Ken La Honta	Chief Operating Officer, Chief Financial Officer and Secretary (Duly authorized Officer and Principal Financial Officer)	April 14, 2006

/s/ ROBERT FORBES Robert Forbes	Director	April 14, 2006

/s/ HILARY BILLINGS Hilary Billings	Director	April 14, 2006

/s/ EDWARD FRIEDRICHS Edward Friedrichs	Director	April 14, 2006

/s/ JOHN HANSEN John Hansen	Director	April 14, 2006

/s/ TERRY LEE Terry Lee	Director	April 14, 2006

/s/ WILLIAM MCDONAGH William McDonagh	Director	April 14, 2006

/s/ LAWRENCE WILKINSON Lawrence Wilkinson	Director	April 14, 2006