Form 10-K/A
period 2005-12-31
DESIGN WITHIN REACH INC
filed 2006-05-04
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

AMENDMENT NO. 1

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on July 2, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $221,471,035 (based on the closing sales price of the registrant’s common stock on that date). This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of April 11, 2006, 14,328,331 shares of the registrant’s common stock, $.001 par value per share, were issued and outstanding.

DESIGN WITHIN REACH, INC.

AMENDMENT NO. 1 TO FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2005

Explanatory Note

Design Within Reach, Inc. is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as originally filed with the Securities and Exchange Commission on April 14, 2006 (the “Original Form 10-K”) to add information required in Part III of our Annual Report on the Original Form 10-K. There are no changes to the disclosures in the Original Form 10-K, except that this Amendment No. 1 amends and restates, in their entirety, Items 10-14 of Part III and Item 15 of Part IV of the Original Form 10-K. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K and we have not updated the disclosure herein to reflect any events that occurred at a later date.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our Executive Officers and Directors

The following table sets forth information as to persons who currently serve as our directors and executive officers.

Name	Age	Position
Tara Poseley	40	President, Chief Executive Officer and Director
Ken La Honta	50	Executive Vice President—Chief Financial Officer, Chief Operating Officer and Secretary
Wanda Gierhart	42	Executive Vice President—Marketing and Merchandising
Michelle Carrara	39	Vice President—Merchandising
Suzanne Ewing	53	Vice President—Human Resources
Vivian Macdonald	39	Vice President—Finance and Corporate Controller
Robert Forbes, Jr.	54	Founder and Director
John Hansen	46	Chairman of the Board and Director
Hilary Billings (1)(2)	42	Director
Edward Friedrichs (1)(2)	61	Director
Terry Lee (3)	56	Director
William McDonagh (3)	49	Director
Lawrence Wilkinson (2)(3)	56	Director

(1)	Member of the compensation committee.
(2)	Member of the nominating and corporate governance committee.
(3)	Member of the audit committee.

Executive Officers

Tara Poseley. Ms. Poseley has served as our President and Chief Executive Officer since October 2005 and as a director since November 2005. Prior to that, she served as our Vice President of Merchandising from August 2004 to September 2005. From December 1989 to July 2004, Ms. Poseley served in various merchandising, product development, planning, production, distribution and strategy positions for The Gap, Inc. and most recently was Senior Vice President of Merchandising for GapKids and babyGap. Ms. Poseley holds a B.S. in retailing from the University of Wisconsin-Madison.

Ken La Honta. Mr. La Honta has served as our Executive Vice President—Chief Financial Officer, Chief Operating Officer and Secretary since October 2005. From May 2005 to October 2005, he served as our Chief Financial Officer. Prior to joining us, from April 2004 to May 2005, Mr. La Honta served as Chief Financial Officer of Dockers U.S.; from August 2003 to April 2004, he served as Chief Financial Officer of Levi Strauss North America; and from July 2002 to July 2003, he served as Controller of Levi Strauss North America, a privately held clothing wholesale and retail company. From June 1999 to May 2002, Mr. La Honta served as the Vice President of 800.com, a privately held home entertainment and consumer electronics e-commerce business. Mr. La Honta earned a B.S. in business administration from the University of California, Berkeley and completed the Advanced Management Program at Harvard University. Mr. La Honta is a Certified Public Accountant in the state of California.

Wanda Gierhart. Ms. Gierhart has served as our Executive Vice President of Marketing and Merchandising since October 2005. From April 2004 to September 2005, she had served as our Chief Marketing Officer. Prior to joining us, from January 2003 to March 2004, Ms. Gierhart served as the Executive Vice President Brand and Creative Group at Limited Brands, Inc., a personal care, beauty, lingerie, men’s and women’s apparel retailer. From January 1999 to December 2002, she served as the Vice President Brand and Creative Group at Limited Brands, Inc. From November 1996 to December 1998, she served as the Director of Direct Marketing and then Director of Marketing at Limited Brands, Inc. Ms. Gierhart holds a B.S. in business administration—finance from the University of Nebraska-Lincoln.

Michelle Carrara. Ms. Carrara has served as our Vice President of Merchandising since January 2006. Before joining us, from December 2002 to January 2006, Ms. Carrara served as Divisional Merchandise Manager of Textiles & Apparel for Pottery Barn Kids. From April 1991 to November 2002, Ms. Carrara served as Divisional Merchandise Manager of certain womens apparel for the Banana Republic segment of the Gap, a publicly traded retail clothing company. Ms. Carrara holds a B.A. in sociology from the University of California, Berkeley.

Suzanne Ewing. Suzanne Ewing has served as our Vice President of Human Resources since January 2006. Prior to joining us, from February 2005 to November 2005, Ms. Ewing served as Vice President of Human Resources at Shopping.com, a online retailer. From October 1999 to February 2005, she served as Senior Director of Organizational Development and Senior Director of International HR & Global Shared Services at Maxtor & Aspect Communications. Ms. Ewing holds a M.S. degree in counseling and industrial psychology from the University of Northern Colorado-Greeley and a B.S. in business management from Regis University.

Vivian Macdonald. Ms. Macdonald has served as our Vice President of Finance and Corporate Controller since March 2006. Prior to joining us, from April 2004 to March 2006, Ms. Macdonald served as Vice President, Corporate Controller for Thermage, a privately held medical device company. From November 2002 to January 2004, Ms. Macdonald served as Vice President, Corporate Controller for Restoration Hardware, Inc., a retail furniture and home goods company. From May 2000 to November 2002, Ms. Macdonald served as Director of Finance for Fair Isaac Corp., a financial services company. Ms. Macdonald holds a B.S. in accounting from Lehigh University. Ms. Macdonald is a Certified Public Accountant in the state of California.

Robert Forbes, Jr. Mr. Forbes is our founder and has served as a member of our board of directors since November 1998. From July 1999 to May 2000, Mr. Forbes served as our Chief Executive Officer. From November 1995 to January 1998, Mr. Forbes served as Vice President, Business Development of Smith Hawken Ltd., and has also held management positions at the Nature Company, Selfridges of London, and Williams-Sonoma. Mr. Forbes is currently a member of the board of directors of the San Francisco Jazz Festival, a non-profit organization. Mr. Forbes holds a B.A. in aesthetic studies from the University of California Santa Cruz, an M.F.A. in design from the State University of New York and an M.B.A. from Stanford University.

Directors

John Hansen. Mr. Hansen has served as a member of our board of directors since November 1998. From November 2003 to October 2005, and since November 2005, he has served as the chairman of our board of directors. Since March 1998, Mr. Hansen has served as president of JH Partners, LLC, a private equity firm formerly known as Jesse.Hansen&Co. Mr. Hansen is currently a member of the boards of directors of Bare Escentuals, Inc., a multi-channel retailer of cosmetics and skin care products; NapaStyle, Inc., a multi-channel retailer of food and lifestyle products; GoSmile, Inc., a tooth whitening products company; Coraline S.p.A., the owner of the Frette® brand luxury linens business; and Jurlique International Pty Ltd., a natural skin care products company; each of which is privately held. Mr. Hansen holds an A.B. from Harvard College, an M.B.A. from Harvard Business School and a J.D. from University of California, Berkeley.

Hilary Billings. Ms. Billings has served as a member of our board of directors since November 2003. Ms. Billings is currently an independent brand strategy consultant. In 1999 Ms. Billings co-founded RedEnvelope, Inc., an internet retailer of upscale gifts, and served in various roles until 2003, including Chief Executive Officer and Chairman of the Board of Directors. From 1997 until 1999, Ms. Billings developed the

W Hotel brand for Starwood Hotels & Resorts Worldwide, Inc. as Senior Vice President of Brand Development. From 1991 through 1997, Ms. Billings served in a variety of roles at Pottery Barn, including Vice President of Product Development and Design. Ms. Billings is currently a member of the Board of Directors of Peet’s Coffee and Tea, Inc., a publicly held company coffee and tea retailer. Ms. Billings holds a B.A. from Brown University.

Edward Friedrichs. Mr. Friedrichs has served as a member of our board of directors since July 2000. From October 2000 to September 2003, Mr. Friedrichs served as President and Chief Executive Officer of Gensler…Architecture, Design & Planning Worldwide, a global architectural, design and strategic consulting firm. From October 1995 to October 2000, Mr. Friedrichs served as president of Gensler…Architecture, Design & Planning Worldwide. Mr. Friedrichs is currently a member of the board of overseers of the University of Pennsylvania School of Design and a member of the executive boards of the San Francisco Council and the Boy Scouts of America, a non-profit organization. Mr. Friedrichs holds a B.A. from Stanford University and an M.A. in architecture from the University of Pennsylvania.

Terry Lee. Mr. Lee has served as a member of our board of directors since November 2003. Mr. Lee is currently a board member and consultant of Easton-Bell Sports, Inc. (formerly Bell Sports, Inc)., a private company that sells helmets and sporting goods accessories, a position he has held since April 2001; and executive co-chairman of BAP Holdings LLC, the parent company of Bell Automotive Products, Inc., a company that sells automotive accessories, a position he has held since October 2004. Mr. Lee previously served as Chief Executive Officer of Bell Automotive Products, Inc. from February 2000 to October 2004. From January 2001 to May 2001, Mr. Lee served as Chief Executive Officer of Bell Sports Corp. From August 2000 to January 2001, Mr. Lee served as a member of the board of directors of Bell Sports Corp. From August 1998 to August 2000, Mr. Lee served as chairman of the board of directors of Bell Sports Corp. Mr. Lee is also currently a member of the board of directors of Jurlique International Pty Ltd., a natural skin care products company, Tailwind Sports Marketing, Inc., a company that owns the Discovery Channel Pro Cycling Team, The Boys and Girls Club of Metropolitan Phoenix, a non profit organization, and USA Cycling Development Foundation. Mr. Lee attended The University of Utah and Weber State College on a non-matriculated basis.

William McDonagh. Mr. McDonagh has served as a member of our board of directors since March 2004. Mr. McDonagh is has been a partner of WaldenVC, a venture capital firm, since September 2000, and has been a management consultant since January 1999. From April 1994 to March 1998, Mr. McDonagh served as president and Chief Operating Officer of Broderbund Software, Inc., a company that develops and markets computer software. Mr. McDonagh is currently a member of the board of directors of Carlston Family Foundation, a charitable organization supporting education and teachers in California. Mr. McDonagh holds a B.B.A. in accounting from the University of Notre Dame and an M.B.A. from Golden Gate University.

Lawrence Wilkinson. Mr. Wilkinson has served as a member of our board of directors since May 2000. Mr. Wilkinson is currently the chairman of Heminge & Condell, a provider of corporate strategic counsel and venture design services, a position he has held since November 1997, and co-founder of and counsel to Global Business Network, a strategic consulting organization, a position he has held since November 1987. Mr. Wilkinson co-founded Oxygen Media, Inc. in June 1998, and served as its vice-chairman until January 2002. Mr. Wilkinson serves on the boards of Oxygen Media, Inc. and Ealing Studios, Ltd. He is a director of Public Radio International, a non-profit organization, and a member of the Board of Visitors of Davidson College. Mr. Wilkinson holds a B.A. from Davidson College, an M.B.A. from Harvard Business School and a B.Phil. from Oxford University.

Committees of the Board

Compensation Committee. The compensation committee is comprised of Edward Friedrichs, who serves as its chairman, and Hilary Billings, each of whom is an independent director for the purposes of the federal securities laws and the rules of the Nasdaq National Market (the “Nasdaq Rules”). The compensation committee held one meeting during 2005. The functions of this committee include reviewing and recommending to the

Board of Directors the compensation and benefits of all of our executive officers, administering our stock option plans and establishing and reviewing general policies relating to compensation and benefits of our employees.

Audit Committee. The audit committee is comprised of William McDonagh, who serves as its chairman, Terry Lee and Lawrence Wilkinson. Each of these directors is “independent” as defined under and required by the federal securities laws, including Rule 10A-3(b)(i) under the Securities Exchange Act of 1934 and the Nasdaq Rules. In addition, our board of directors has determined that William McDonagh qualifies as an “audit committee financial expert” under the federal securities laws. The audit committee held five meetings, including telephonic meetings, during 2005. The audit committee is governed by a written charter approved by our Board of Directors. The functions of this committee include reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our Board of Directors, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. Both our independent auditors and internal financial personnel regularly meet privately with the audit committee and have unrestricted access to this committee.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee is comprised of Lawrence Wilkinson, who serves as its chairman, Edward Friedrichs and Hilary Billings, each of whom is an independent director for the purposes of the federal securities laws and the Nasdaq Rules. The nominating and corporate governance committee held one meeting during 2005. The functions of this committee include identifying prospective board candidates, recommending nominees for election to our Board of Directors, developing and recommending board member selection criteria, considering committee member qualification, recommending corporate governance principles to the Board of Directors, and providing oversight in the evaluation of the Board of Directors and each committee.

Code of Ethics

Our company has established a Code of Ethics that applies to our officers, directors and employees. The Code of Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K.

Corporate Governance Documents

Our company’s corporate governance documents, including the Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and Code of Ethics, are available, free of charge, on our website at www.dwr.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Report. We will also provide copies of these documents, free of charge, to any stockholder upon written request to Secretary, Design Within Reach, Inc., 225 Bush Street, 20th Floor, San Francisco, California 94104.

Compensation of Directors

During fiscal year 2003, we did not compensate our non-employee directors for their service on our board of directors. In January 2004, we granted each of our independent directors, Ms. Billings, Mr. Friedrichs, Mr. Lee and Mr. Wilkinson, an option to purchase 30,000 shares of our common stock under our 1999 Stock Plan. Such option grants have an exercise price of $4.50 and will vest in three equal annual installments commencing on the first anniversary of the date of grant. In March 2004, we granted Mr. McDonagh, upon joining our board of directors, an option to purchase 30,000 shares of our common stock under our 1999 Stock Plan. Such option grant has an exercise price of $7.00 and will vest in three equal installments commencing on the first anniversary of the date of the grant. We did not otherwise compensate our non-employee directors during fiscal years 2004 and 2005.

In February 2005, we granted John Hansen, our chairman of the board of directors, two stock options to purchase an aggregate of 75,000 shares of our common stock pursuant to our 2004 Equity Incentive Award Plan. Both options have an exercise price of $14.68 and have ten-year terms. One option to purchase 30,000 shares of common stock was immediately vested as to one-third of the shares covered by the option, with the balance to vest in equal installments on the first and second anniversaries of the grant date. The other option covers 45,000 shares of common stock and will vest in three equal annual installments commencing on the first anniversary of the grant date.

We will compensate new non-employee directors for their service on our board of directors with an initial grant of an option to purchase 30,000 shares of our common stock under our 2004 Equity Incentive Award Plan, which will vest in three equal annual installments commencing on the first anniversary of the date of grant. We intend to compensate non-employee directors for their service on our board of directors with an annual grant of an option to purchase 10,000 shares of our common stock under our 2004 Equity Incentive Award Plan, which will vest in full on the first anniversary of the date of grant. However, no options were granted to non-employee directors other than Mr. Hansen in fiscal year 2005. Options granted to non-employee directors will have an exercise price equal to the fair market value of our common stock on the date of grant. We also reimburse our non-employee directors for their reasonable expenses incurred in attending board meetings. Directors who are also employees of our company do not receive any additional compensation for board service.

Compliance With Section 16(a) of the Exchange Act

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and beneficial owners of ten percent or more of our common stock (“Reporting Persons”) are required to report to the Securities and Exchange Commission on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock. Based solely on our review of such forms received and the written representations of our Reporting Persons, we have determined that no Reporting Person known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act, except for the following: Wayne Badovinus, Ken La Honta, Carmela Krantz, Ray Brunner, Vincent Barriero, and Laura Sites-Reynolds each filed one late report covering one transaction during fiscal year 2005.

Item 11. Executive Compensation

The following table shows compensation earned during the fiscal years ended December 31, 2005, January 1, 2005 and December 27, 2003 by our current and former Chief Executive Officer and our four most highly compensated executive officers for 2005, other than the Chief Executive Officers. We refer to these executives as the named executive officers in this Report. The information in the table includes salaries, bonuses, stock options granted and other miscellaneous compensation.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation	All Other Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus		Securities Underlying Options (#)
Tara Poseley President and Chief Executive Officer (1)	2005 2004 2003	$ $ $	284,100 96,500 —	$ $ $	— 29,230 —	— 175,000 —		— — —

Wayne Badovinus Former President and Chief Executive Officer (2)	2005 2004 2003	$ $ $	338,200 400,000 346,500	$ $ $	— — 70,500	100,000 50,000 —		— — —

Robert Forbes, Jr. Founder	2005 2004 2003	$ $ $	250,000 250,000 204,000	$ $ $	— — 47,000	— — —		— — —

Wanda Gierhart Executive Vice President—Marketing and Merchandising	2005 2004 2003	$ $ $	247,930 248,000 —	$ $ $	— 50,625 —	— 100,000 —		— — —

Ray Brunner Former Vice President—Studios and Real Estate (3)	2005 2004 2003	$ $ $	223,200 205,000 190,000	$ $ $	— 30,340 30,000	— 15,000 2,000	$	— — 8,400	(4)

Laura Sites-Reynolds Former Vice President—Inventory Management (5)	2005 2004 2003	$ $ $	191,140 160,000 150,000	$ $ $	— 23,860 28,200	— 15,000 2,000		— — —

(1)	Ms. Poseley became our President and Chief Executive Officer in October 2005. She served as Vice President of Merchandising from August 2004 to September 2005.
(2)	Mr. Badovinus resigned his position as President and Chief Executive Officer on October 1, 2005 and resigned from his position as a member of our board of directors in November 2005.
(3)	Mr. Brunner resigned on March 27, 2006. He has agreed to provide real estate consulting services beginning on May 1, 2006.
(4)	Consists of temporary housing payments associated with Mr. Brunner’s relocation to Northern California upon joining us.
(5)	Ms. Sites-Reynolds resigned on March 3, 2006.

Option Grants in Fiscal Year 2005

The following table sets forth information regarding grants of stock options to each of the named executive officers during the fiscal year ended December 31, 2005. During the fiscal year ended December 31, 2005, we granted stock options to purchase 749,250 shares of common stock to employees. All options were granted at the fair market value of our common stock, as determined by our board of directors, on the date of grant.

Individual Grants
	Number of Shares of Common Stock Underlying Options Granted (1)	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5%	10%
Tara Poseley	—	—	—	—	—	—
Wayne Badovinus (3)	100,000	13.35%	$16.30	3/23/2015	$81,500	$163,000
Robert Forbes, Jr.	—	—	—	—	—	—
Wanda Gierhart	—	—	—	—	—	—
Ray Brunner	—	—	—	—	—	—
Laura Sites-Reynolds	—	—	—	—	—	—

(1)	Options vest in equal monthly installments over four years from the date of grant. Options may be exercised prior to the time such options are vested. All unvested shares are subject to repurchase by us at the exercise price paid for such shares.
(2)	Potential realizable values are net of exercise price, but before taxes associated with exercise. Amounts representing hypothetical gains are those that could be achieved if options are exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent our estimate or projection of the future stock price.
(3)	These options were cancelled on November 21, 2005 in connection with Mr. Badovinus’ resignation as Chief Executive Officer.

Aggregated Option Exercises in Fiscal Year 2005 and Option Values at December 31, 2005

The following table sets forth the number of shares of common stock subject to exercisable and unexercisable stock options held as of December 31, 2005 by each of the named executive officers. The value realized is the amount the shares were sold for as of that date less the per share exercise price, and the value of unexercised in-the-money options at December 31, 2005 is calculated based on $5.30, the fair market value of the underlying shares of our common stock on December 30, 2005 (the last trading day of fiscal year 2005), less the per share exercise price, multiplied by the number of shares issued upon exercise of the options.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (1)			Value of Unexercised In-the-Money Options at Fiscal Year-End
			Exercisable		Unexercisable	Exercisable	Unexercisable
Tara Poseley	—	—	58,332		116,668	—	—
Wayne Badovinus	250,000	$3,582,750	245,832	(2)	—	$1,075,000	—
Robert Forbes, Jr.	47,773	$684,635	—		—	—	—
Wanda Gierhart	—	—	100,000		—	—	—
Ray Brunner	—	—	69,227	(3)	—	$250,567	—
Laura Sites-Reynolds	—	—	43,192	(4)	—	$128,202	—

(1)	The options set forth in the table are exercisable immediately upon the date of grant and vest in equal monthly installments over four years from the date of grant. These options may be exercised prior to the time such options are vested. All unvested shares are subject to repurchase by us at the exercise price paid for such shares.

(2)	Includes 27,070 shares underlying options that were subject to repurchase by us as of December 31, 2005.
(3)	Includes 19,149 shares underlying options that were subject to repurchase by us as of December 31, 2005.
(4)	Includes 10,246 shares underlying options that were subject to repurchase by us as of December 31, 2005.

Offer of Employment Letters

We are a party to an offer of employment letter dated June 1, 2004, as amended on October 1, 2005, with Tara Poseley. The letter provides that if we terminate the employment of Ms. Poseley for any reason other than for cause, she would be paid twelve months base salary as a salary continuance. The letter also provides that within one year of a change of control of us, if Ms. Poseley is terminated without cause, all of her unvested options shall become immediately vested and exercisable and Ms. Poseley would be paid twelve months base salary as a salary continuance.

We are a party to an offer of employment letter dated April 14, 2005 with Mr. La Honta. The letter provides that within one year of a change of control of the Company, if Mr. La Honta is terminated for any reason other than for cause, all of his unvested options shall become immediately vested and exercisable and Mr. La Honta would be paid twelve months base salary as a salary continuance. The letter also provides that if the Company terminates the employment of Mr. La Honta for any reason other than for cause, he would be paid twelve months base salary as a salary continuance.

We are a party to an offer of employment letter dated October 1, 2005 with Wanda Gierhart. The letter provides that if we terminate the employment of Ms. Gierhart for any reason other than for cause, she would be paid six months base salary as a salary continuance. The letter also provides that within one year of a change of control of the Company, if Ms. Gierhart is terminated for any reason other than for cause, all of her unvested options shall become immediately vested and exercisable and Ms. Gierhart would be paid six months base salary as a salary continuance.

Compensation Committee Interlocks and Insider Participation

Edward Friedrichs and Hilary Billings serve on the compensation committee of our Board of Directors. No interlocking relationship exists between any member of the compensation committee and any member of any other company’s board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 11, 2006 regarding the beneficial ownership of our common stock by (a) each person known to our Board of Directors to own beneficially 5% or more of our common stock, (b) each director of our company, (c) the named executive officers (as defined above), and (d) all of our directors and executive officers as a group. Information with respect to beneficial ownership has been furnished by each director, officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o Design Within Reach, Inc., 225 Bush Street, 20th Floor, San Francisco, California 94104.

Percentage of beneficial ownership is calculated based upon 14,328,331 shares of common stock which were outstanding as of April 11, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of April 11, 2006. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned
5% Stockholders:
Glenn J. Krevlin and affiliates (2)	2,500,000	17.4%
Credit Suisse Asset Management, LLC (3)	868,300	6.1

Directors and Named Executive Officers:
Tara Poseley (4)	110,207	*
Robert Forbes, Jr.	1,093,800	7.6
John Hansen (5)	625,541	4.4
Hilary Billings	35,000	*
Edward Friedrichs (6)	62,790	*
Terry Lee (7)	78,571	*
William McDonagh	30,000	*
Lawrence Wilkinson	55,000	*
Wayne Badovinus (8)	189,216	1.3
Ray Brunner (9)	69,227	*
Wanda Gierhart	100,000	*
Laura Sites-Reynolds (10)	8,751	*
All executive officers and directors as a group (13 persons, excludes Wayne Badovinus, Ray Brunner and Laura Sites-Reynolds, who are no longer our executive officers) (11)	2,943,616	20.5

*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)	The following table indicates the number of shares subject to options exercisable within sixty (60) days of April 11, 2006, held by individuals listed in the table above:

Name of Beneficial Owner	Shares Subject to Options Exercisable Within 60 Days
Directors and Named Executive Officers:
Tara Poseley	80,207
John Hansen	35,000
Hilary Billings	35,000

Name of Beneficial Owner	Shares Subject to Options Exercisable Within 60 Days
Edward Friedrichs	45,000
Terry Lee	30,000
William McDonagh	30,000
Lawrence Wilkinson	45,000
Ray Brunner	69,227
Wanda Gierhart	100,000
Laura Sites-Reynolds	8,751
All executive officers and directors as a group (13 persons, excludes Wayne Badovinus, Ray Brunner and Laura Sites-Reynolds, who are no longer our executive officers)	750,207

(2)	The address for Glenn J. Krevlin and affiliates is 598 Madison Avenue, 12th Floor, New York, NY 10022. Information is based on a Schedule 13G filed with the SEC by Glenn J. Krevlin and affiliates on November 16, 2005. Glenn J. Krevlin has sole investment and voting power with respect to all such shares, and Krevlin Advisors, LLC has sole investment and voting power with respect to all such shares. GJK Capital Management, LLC has sole investment and voting power with respect to 1,915,389 such shares, Glenhill Capital LP has sole investment and voting power with respect to 1,365,389 such shares. Glenhill Overseas Management, LLC has sole investment and voting power with respect to 584,611 such shares, Glenhill Capital Overseas Partners, Ltd. has sole investment and voting power with respect to 584,611 such shares, Glenhill Capital Overseas GP, Ltd. has sole investment and voting power with respect to 584,611 such shares, Glenhill Capital Overseas Master Fund, L.P. has sole investment and voting power with respect to 584,611 such shares, Glenhill Concentrated Long Master Fund, LLC has sole investment and voting power with respect to 550,000 such shares, Glenhill Concentrated Long Absolute Fund, LP has sole investment and voting power with respect to 550,000 such shares.
(3)	The address for Credit Suisse Asset Management, LLC is 466 Lexington Avenue, New York, NY 10017. Information is based on a Schedule 13G/A filed with the SEC by Credit Suisse Asset Management, LLC on February 17, 2005. Credit Suisse Asset Management, LLC has sole investment and voting power with respect to all such shares.
(4)	Includes 12,000 shares held by the Poseley Family 2004 Revocable Trust. Ms. Poseley is a trustee and beneficiary under this trust.
(5)	Includes (i) 468,193 shares held by Siberia Investment Company, LLC and (ii) 122,348 shares held by Monte Savello, L.P. Mr. Hansen is the President of JH Partners LLC, the Manager of the General Partner (Hansen GP LLC) of Monte Savello, LP and the Manager of Siberia Investment Company, LLC. Mr. Hansen disclaims beneficial ownership of the shares held by Monte Savello, LP and Siberia Investment Company, LLC, except to the extent of his pecuniary interest in such shares, if any.
(6)	Includes 8,985 shares held by Edward C. Friedrichs & Patricia A. Friedrichs Revocable Trust dated 8/23/03. Edward Friedrichs is a trustee and beneficiary under this trust.
(7)	Includes 30,000 shares held by Morningstar Capital Investments, LLC. Mr. Lee is the Managing Member of Morningstar Capital Investments, LLC. Mr. Lee disclaims beneficial ownership of the shares held by Morningstar Capital Investments, LLC., except to the extent of his pecuniary interest in such shares, if any.
(8)	Mr. Badovinus resigned his position as Chief Executive Officer on October 1, 2005.
(9)	Mr. Brunner resigned from his position as Vice President of Real Estate and Construction on March 27, 2006.
(10)	Ms. Sites-Reynolds resigned her position as Vice President of Inventory Management on March 3, 2006.
(11)	Includes 750,207 shares subject to options exercisable within 60 days of April 11, 2006 held by our executive officers and directors.

Equity Compensation Plan Information

The following table sets forth information regarding all of our equity compensation plans as of December 31, 2005.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,716,640	$7.98	661,408	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	1,716,640	$7.98	661,408	(1)

(1)	Includes 243,509 shares of our common stock available for issuance under our Employee Stock Purchase Plan.

Employee Benefit Plans

2004 Equity Incentive Award Plan

In March 2004, our board of directors adopted our 2004 Equity Incentive Award Plan and it was approved by our stockholders in April 2004. The plan allows us to issue awards of incentive or nonqualified stock options, restricted stock or stock appreciation rights. Our employees, consultants and directors are eligible to receive awards under the plan, but only employees may receive incentive stock options. We initially reserved a total of 500,000 shares of our common stock for issuance under the plan. The reserve automatically increases on each December 31 during the term of the plan by an amount equal to the lesser of (1) 200,000 shares or (2) a lesser amount determined by the board of directors. As of April 11, 2006, awards covering an aggregate of 715,832 shares were outstanding under the 2004 Plan, and 184,168 shares (plus any shares that might in the future be returned to the 2004 Plan as a result of terminations or expirations of awards) remained available for future grants. The plan is administered by our board of directors, or a committee of our board appointed by the board to administer the plan. The board of directors or the committee administering the plan selects the participants who will receive awards and determines the terms and conditions of such awards. Restricted stock is generally subject to forfeiture upon termination of the employee or consultant’s relationship with us for any reason, with exceptions for certain terminations for cause.

In the event of certain corporate transactions, such as a merger or consolidation or sale of all or substantially all of the assets of our company, the plan provides that each outstanding award may, and in some cases will, be assumed or replaced with a comparable award by our successor company or its parent. If the successor company or its parent does not assume or replace the awards, outstanding options will become 100% vested and exercisable immediately before the corporate transaction. To the extent that options accelerate due to a corporate transaction, the restrictions on restricted stock awards will also lapse. In the event of such a corporate transaction or a change in capitalization, the board of directors or the committee administering the plan also has the discretion to make adjustments, where appropriate, with respect to the number and types of shares that may be issued under the plan, the terms and conditions of outstanding awards and the grant or exercise price per share for outstanding awards in order to prevent dilution or enlargement of the benefits or potential benefits we intend to provide under the plan.

1999 Stock Plan

In January 1999, we adopted our 1999 Stock Plan, which was approved by our stockholders in January 1999. The plan allows us to issue incentive and nonstatutory stock options and make restricted stock awards. Our employees, outside directors and consultants are eligible to receive awards under the plan, but only employees may receive incentive stock options. We reserved a total of 3,100,000 shares of our common stock for issuance under the plan. As of April 11, 2006, there were 171,751 shares of our common stock available for issuance under the plan. We do not intend to make any further issuances under the plan. The plan is administered by our board of directors, or a committee of our board appointed by the board to administer the plan. The board of directors or the committee administering the plan selects the participants who will receive awards and determines the terms and conditions of such awards. Our incentive and nonstatutory stock options and our restricted stock are generally subject to special forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the board of directors may determine.

In the event of certain corporate transactions, such as a merger or consolidation, the plan provides for: (1) the continuation of the outstanding options by us if we are the surviving corporation; (2) the assumption of the 1999 Stock Plan and the outstanding options by the surviving corporation or its parent; (3) the substitution by the surviving corporation or its parent of options with substantially the same terms; or (4) the cancellation of the outstanding options without payment of any consideration. In the event of a change in control, the plan provides that: (a) each outstanding restricted stock award will vest if the repurchase right is not assigned to the entity that employs the award holder immediately after the change in control or its parent or subsidiary; and (b) each outstanding option will become exercisable in full if such options do not remain outstanding, are not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute options with substantially the same terms for such options. A change in control means: (i) the consummation of our merger or consolidation with or into another entity or any other corporate reorganization, if persons who were not our stockholders immediately prior to such merger, consolidation or other reorganization own immediately after such merger, consolidation or other reorganization 50% or more of the voting power of the outstanding securities of each of (A) the continuing or surviving entity and (B) any direct or indirect parent corporation of such continuing or surviving entity; or (ii) the sale, transfer or other disposition of all or substantially all of our assets.

Employee Stock Purchase Plan

In March 2004, our board of directors adopted our Employee Stock Purchase Plan and it was approved by our stockholders in April 2004. The plan is designed to allow our eligible employees to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

We initially reserved a total of 300,000 shares of our common stock for issuance under the plan. The reserve automatically increases on each December 31 during the term of the plan by an amount equal to the lesser of (1) 100,000 shares or (2) a lesser amount determined by the board of directors. As of April 11, 2006, there were 243,509 shares of common stock available for issuance under the plan.

The plan generally will have a series of successive consecutive, overlapping offering periods. Each offering period will be comprised of two 6-month purchase periods.

Individuals whose customary employment is for more than 20 hours per week and who have been continuously employed by us for at least six months are eligible to participate in the plan. Participants may contribute up to 15% of their cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will be equal to 85.0% of the fair market value per share on the participant’s entry date into the offering period or, if lower, 85.0% of the fair market value per share on the semi-annual purchase date.

If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of the 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. All participants in the terminated offering will be transferred to the new offering period.

In the event of a proposed sale of all or substantially all of our assets, or our merger with or into another company, the outstanding rights under the plan will be assumed or an equivalent right substituted by the successor company or its parent. If the successor company or its parent refuses to assume the outstanding rights or substitute an equivalent right, then all outstanding purchase rights will automatically be exercised prior to the effective date of the transaction. The purchase price will be equal to 85.0% of the market value per share on the participant’s entry date into the offering period in which an acquisition occurs or, if lower, 85.0% of the fair market value per share on the date the purchase rights are exercised.

The plan will terminate no later than the tenth anniversary of the plan’s initial adoption by the board of directors.

401(k) Plan

Effective in 2000, we adopted the Design Within Reach 401(k) plan covering our employees. The 401(k) plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, so that the contributions to the 401(k) plan by employees, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) plan, and so that contributions by us, if any, will be deductible by us for federal income tax purposes when made. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) plan. The 401(k) plan permits, but does not require additional matching contributions to the 401(k) plan by us on behalf of all participants in the 401(k) plan. During fiscal year 2005, we made no contributions to the 401(k) plan.

Item 13. Certain Relationships and Related Transactions

JH Partners, LLC Transactions. Since November 2000, we have leased space on a month-to-month basis for our San Francisco studio facility from JH Partners, LLC, a San Francisco-based private equity firm. John Hansen, Chairman of the Board of Directors, is President of JH Partners, LLC. We paid $100,800 in aggregate rental payments under this lease for each of fiscal years 2002 and 2003 and 2004.

Mr. Badovinus, our former chief executive officer, serves as a senior operating partner for JH Partners, LLC. As a senior operating partner, Mr. Badovinus participates in deal origination, the due diligence process and as a director of some of JH Partners portfolio companies.

We believe that we have executed all of the transactions set forth above on terms no less favorable to us than terms we could have obtained from unaffiliated third parties.

Item 14. Principal Accounting Fees and Services

The fees billed by our independent auditors, Grant Thornton LLP, for 2005 and 2004 for professional services are as follows:

Audit Fees

Fees for audit services totaled approximately $1,369,000 in 2005 and $449,000 in 2004 and include fees for the audit of our annual financial statements for 2005 and 2004, the review of our interim period financial statements for 2005 and 2004 included in our Form 10-Qs and our annual reports on Form 10-K, review of our Form 10-Qs, services related to the secondary offering conducted in March 2005 and related services that are normally provided in connection with regulatory filings or engagements.

Audit-Related Fees

Fees for audit-related services totaled approximately $20,000 in 2005 and $11,000 in 2004 for services related to the audit of our 401(k) plan.

Tax Fees

Fees for tax compliance, tax advice and tax planning services totaled approximately $115,000 in 2005 and $20,000 in 2004.

All Other Fees

We did not engage Grant Thornton LLP to perform services other than those described above in 2005 and 2004.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Auditors

Our audit committee has established a policy that generally requires that all audit and permissible non-audit services provided by our independent auditors will be pre-approved by the audit committee. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15. Exhibits

Exhibits. The following exhibits are filed as a part of this report or are incorporated by reference to exhibits previously filed:

Exhibit Number	Exhibit Title

3.01(1)	Amended and Restated Certificate of Incorporation

3.02(2)	Amended and Restated Bylaws

4.01(3)	Form of Specimen Common Stock Certificate

4.03(1)	Investors’ Rights Agreement, dated May 12, 2000, by and among Design Within Reach, Inc. and the investors named therein

4.04(1)	Amendment to Investors’ Rights Agreement, dated May 8, 2003, by and among Design Within Reach, Inc. and the investors named therein

10.01(1)	Form of Indemnification Agreement entered into by Design Within Reach, Inc. and its directors and executive officers

10.02(1)	Sublease Agreement, dated October 23, 2003, by and between National Broadcasting Company, Inc. and Design Within Reach, Inc.

10.03(1)	Lease Agreement, dated October 2, 2003, by and between Dugan Financing LLC and Design Within Reach, Inc.

10.04#(1)	Design Within Reach, Inc. 1999 Stock Plan, amended as of October 29, 2003

10.05#(3)	Design Within Reach, Inc. 2004 Equity Incentive Award Plan

10.06#(1)	Design Within Reach, Inc. Employee Stock Purchase Plan

10.07(1)	Credit Agreement, dated as of July 10, 2002, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.08(1)	First Amendment to Credit Agreement, dated as of July 30, 2003, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.09(1)	Second Amendment to Credit Agreement, dated as of November 18, 2003, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.10(1)	Private Label Credit Card Program Agreement, dated as of November 13, 2003, between World Financial Network National Bank and Design Within Reach, Inc.

10.12#(4)	Offer of Employment Letter dated April 14, 2005 between Design Within Reach, Inc. and Ken La Honta

10.13(3)	Letter Agreement, dated February 9, 2004, by and between Design Within Reach, Inc. and JH Partners, LLC, formerly known as Jesse.Hansen&Co.

10.14(5)	Third Amendment to Credit Agreement, dated as of June 3, 2004, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.15#(6)	Offer of Employment Letter dated June 1, 2004 between Design Within Reach, Inc. and Tara Poseley

10.16#(6)	Form of Option Agreement under Design Within Reach, Inc. 2004 Equity Incentive Award Plan

10.17#(7)	Offer of Employment Letter dated October 1, 2005 between Design Within Reach, Inc. and Wanda Gierhart

10.18(8)	Credit Agreement, dated as of December 23, 2005, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

Exhibit Number	Exhibit Title

10.19#	Written Description of Oral Modification to Offer of Employment Letter dated October 1, 2005 between Design Within Reach, Inc. and Tara Poseley.

23.1(9)	Consent of Independent Registered Public Accounting Firm

31.01	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.02	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.
(2)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.
(3)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 1 to Registration Statement on Form S-1 (No. 333-113903) filed on May 17, 2004, as amended.
(4)	Incorporated by reference on Form 8-K filed on May 16, 2005.
(5)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 3 to Registration Statement on Form S-1 (No. 333-113903) filed on June 10, 2004, as amended.
(6)	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 filed on February 17, 2005.
(7)	Incorporated by reference on Form 8-K filed on November 30, 2005.
(8)	Incorporated by reference on Form 8-K filed on April 17, 2006.
(9)	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on April 14, 2006.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGN WITHIN REACH, INC.
Dated: May 4, 2006

	By:	/s/ TARA POSELEY
Tara Poseley
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)