Form 10-Q
period 2006-04-01
DESIGN WITHIN REACH INC
filed 2006-05-16
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 8, 2006 was 14,329,795.

DESIGN WITHIN REACH, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Design Within Reach, Inc.

Condensed Balance Sheets

(Unaudited)

(amounts in thousands, except per share data)

	April 1, 2006	December 31, 2005	April 2, 2005
			(restated)
ASSETS
Current assets
Cash and cash equivalents	$990	$3,428	$2,684
Investments	8,250	9,652	13,500
Inventory	38,492	31,239	25,771
Accounts receivable (less allowance for doubtful accounts of $265, $253 and $23)	2,138	1,568	1,863
Prepaid catalog costs	1,252	1,237	2,053
Deferred income taxes	2,290	2,569	5,814
Other current assets	4,517	4,125	2,797

Total current assets	57,929	53,818	54,482

Property and equipment, net	26,592	25,474	22,243
Non-current investments	—	—	2,953
Deferred income taxes, net	9,694	7,365	1,201
Other non-current assets	885	676	579

Total assets	$95,100	$87,333	$81,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,121	$18,056	$13,875
Accrued expenses	8,360	5,415	5,919
Deferred revenue	3,354	1,690	2,024
Customer deposits and other liabilities	1,854	2,898	2,208
Bank credit facility	1,649	—	—
Capital lease obligation, current portion	105	114	112

Total current liabilities	38,443	28,174	24,138

Deferred rent and lease incentives	5,131	4,470	2,543
Capital lease obligation	—	22	112
Deferred income tax liabilities	1,127	1,127	1,042

Total liabilities	44,701	33,793	27,835

Commitments and Contingencies
Stockholders’ equity
Preferred stock – $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 14,328, 14,042 and 13,739 shares	14	14	14
Additional paid-in capital	55,774	55,756	53,243
Deferred compensation	—	(628)	(1,345)
Accumulated other comprehensive loss	(359)	(789)	(431)
Accumulated earnings (deficit)	(5,030)	(811)	2,142

Total stockholders’ equity	50,399	53,542	53,623

Total liabilities and stockholders’ equity	$95,100	$87,333	$81,458

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Earnings

(Unaudited)

(amounts in thousands, except per share data)

	Thirteen weeks ended
	April 1, 2006	April 2, 2005
Net sales	$34,970	$35,465
Cost of sales	20,588	19,927

Gross margin	14,382	15,538
Selling, general and administrative expenses	21,010	14,207

Earnings (loss) from operations	(6,628)	1,331
Other income (expense):
Interest income	86	115
Interest expense	(49)	(10)
Other income (expense), net	43	2

Total Other income	80	107

Earnings (loss) before income taxes	(6,548)	1,438
Income tax expense (benefit)	(2,329)	554

Net earnings (loss)	$(4,219)	$884

Net earnings (loss) per share:
Basic	$(0.30)	$0.07
Diluted	$(0.30)	$0.06
Weighted average shares used in calculation of net earnings per share:
Basic	14,230	13,131
Diluted	14,230	14,706

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Thirteen weeks ended
	April 1, 2006	April 2, 2005
		(restated)
Cash flows from operating activities
Net earnings (loss)	$(4,219)	$884
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	2,200	1,067
Stock-based compensation	487	155
Ineffectiveness loss of derivatives	29	—
Loss on the sale/disposal of long-lived assets	4	—
Change in assets and liabilities:
Accounts receivable, net	(570)	(519)
Inventory	(6,707)	(4,971)
Prepaid catalog costs	(15)	(191)
Other assets	(599)	(1,101)
Accounts payable	5,065	(1,495)
Accrued expenses	1,992	1,251
Deferred revenue	1,664	10
Customer deposits and other liabilities	(909)	213
Deferred rent and lease incentives	661	669
Deferred income taxes	(2,328)	2

Net cash used in operating activities	(3,245)	(4,026)
Cash flows from investing activities
Purchases of property and equipment, net	(2,381)	(4,738)
Sales of property and equipment, net	12	—
Purchases of investments	(8,225)	(5,700)
Sales of investments	9,625	14,779

Net cash provided by (used in) investing activities	(969)	4,341
Cash flows from financing activities
Proceeds from issuance of common stock, net of expenses	158	1,322
Borrowing on bank credit facility	1,649	—
Repayments of long term obligations	(31)	(28)

Net cash provided by financing activities	1,776	1,294

Net increase (decrease) in cash and cash equivalents	(2,438)	1,609
Cash and cash equivalents at beginning of period	3,428	1,075

Cash and cash equivalents at end of period	$990	$2,684

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$55	$1,497
Interest	$49	$10
Non cash investing and financing activities:
Unrealized (loss) on investments	$(2)	$(2)

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

The Company operates on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. The Company’s 2005 fiscal year ended on December 31, 2005 and its 2006 fiscal year will end on December 30, 2006. Fiscal year 2005 consists of 52 weeks and fiscal year 2006 consists of 52 weeks.

In connection with the preparation of its financial statements for the quarter ended April 2, 2005, the Company concluded that it was appropriate to classify its auction rate securities as marketable securities. Previously, such investments had primarily been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as investments in the Condensed Balance Sheets:

(in thousands)	As Reported	Adjustment	As Restated
As of April 2, 2005:
Cash and cash equivalents	$12,147	$(9,463)	$2,684
Current investments	6,990	6,510	13,500
Noncurrent investments	—	2,953	2,953

Quarterly information (unaudited)

The accompanying unaudited condensed interim financial statements as of and for the fiscal quarters ended April 1, 2006 and April 2, 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the fiscal periods ended April 1, 2006 and April 2, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Segment Reporting

The Company’s business is conducted in a single operating segment. The Company’s chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company’s entire operations for purposes of making operating decisions and assessing performance.

Inventories

Inventory on hand consists primarily of finished goods purchased from third-party manufacturers. Inventory on hand is carried at a computed average cost which approximates a first-in first-out method and the lower of cost or market. As of April 1, 2006 and April 2, 2005, inventory was $38.5 million and $25.8 million, net of write-downs of $2.3 million and $1.2 million, respectively. Inventory in transit consists of purchased goods from third-party manufacturers which are shipments in transit as of the respective reporting dates. Inventory in transit is carried at actual cost. As of April 1, 2006 and April 2, 2005, the Company recorded inventory in transit of $7.0 million and $5.5 million, respectively.

Accounts Payable

The accounts payable amounts on the condensed balance sheets include approximately $5.8 million and $1.3 million, as of April 1, 2006 and April 2, 2005, respectively, representing outstanding checks in excess of the cash balances in the Company’s bank accounts with Wells Fargo Trade Bank, N.A.

Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (“APB 25”), for periods beginning in fiscal 2006. Under APB 25, the Company accounted for stock options under the intrinsic value method. Accordingly, the Company only recognized expense related to employee stock options granted at an exercise price below the fair value of the underlying stock on the grant date. The Company did not recognize any expense related to employee stock options granted at an exercise price equal to the fair value of the underlying stock on the grant date.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Under the modified prospective method, compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company’s condensed financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See “Note 2—Stock-based Compensation” for additional related disclosures.

Prior to adopting SFAS 123R, the Company recorded deferred stock-based compensation charges in the amount by which the exercise prices of certain options were less than the fair value of the Company’s common stock at the date of grant under the intrinsic value method of accounting as defined by the provisions of APB 25. The Company previously disclosed the fair value of its stock options under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”). The Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB 25 and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” and related interpretations. The Company accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

Comprehensive Loss

Comprehensive loss for the thirteen weeks ended April 1, 2006 and April 2, 2005 was as follows:

	Thirteen weeks Ended
(in thousands)	April 1, 2006	April 2, 2005
	(unaudited)
Net earnings (loss)	$(4,219)	$884
Other comprehensive loss:
Unrealized loss on available for sale securities	(2)	(2)
Change in activity related to derivatives	432	(911)

Comprehensive loss	$(3,789)	$(29)

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

	Thirteen weeks Ended
(in thousands)	April 1, 2006	April 2, 2005
	(unaudited)
Shares used to compute basic earnings (loss) per share	14,231	13,131
Add: Effect of dilutive options outstanding	—	1,575

Shares used to compute diluted earnings (loss) per share	14,231	14,706

For the thirteen weeks ended April 1, 2006, approximately 328,000 shares have been excluded from the calculation of diluted loss per share because inclusion of such shares would be antidilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The Company’s significant accounting estimates include estimates of market value used in calculating inventory reserves to reflect inventory carried at the lower of cost or market, estimates of fair value used in calculating the value of stock-based compensation (including estimated volatility and terms), estimates of future forfeiture rates to determine net stock-based compensation, estimates of expected future cash flows and useful lives used in the review for impairment of long-lived assets, estimates of the Company’s ability to realize its deferred tax assets which are also used to establish whether valuation allowances are needed on those assets, estimates of freight costs used to calculate accrued liabilities and estimates of returns used to calculate sales return reserves. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have an impact on the Company’s financial statements.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS 151 is an amendment of Accounting Research Board Opinion No. 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements.” Under EITF 05-6, leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on the Company’s financial statements.

Note 2 – Stock-based Compensation

Stock Options Plans

In 1999, the Company adopted the 1999 Stock Plan (the “1999 Plan”) which allows for the issuance of incentive stock options and nonstatutory stock options to purchase shares of the Company’s common stock. The Company has reserved a total of 3,100,000 shares for issuance under the 1999 Plan.

In 2004, the Company adopted the 2004 Equity Incentive Award Plan (the “2004 Plan” and together with the 1999 Plan, the “Plans”) which allows for the issuance of incentive stock options and nonstatutory stock options to purchase shares of the Company’s common stock. The Company has reserved a total of 500,000 shares for issuance under the 2004 Plan.

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

Employee Stock Purchase Plan

In 2004, the Company adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP allows employees to purchase Company common stock at a 15% discount to the market price through payroll deductions at the beginning or end of the offering period, whichever is less. The ESPP operates through a series of concurrent twelve-month offering periods. Except for the first offering period, these offering periods generally start on the first trading day on or after May 1st and November 1st of each year and end, respectively, on the last trading day of the next October and April. The Company initially registered 300,000 shares of Common Stock for purchase under the ESPP. The reserve automatically increases on each December 31 during the term of the plan by an amount equal to the lesser of (1) 100,000 shares or (2) a lesser amount determined by the board of directors.

Accounting for Stock-based Compensation

Under SFAS 123R, the Company recognized $487,000, or $0.03 per share net of $116,000 tax benefit, of stock-based compensation expense related to stock options and employee stock purchases in the thirteen weeks ended April 1, 2006. Stock-based compensation expense is included in Selling, General and Administrative Expenses. Prior to adoption of SFAS 123R, the Company recorded approximately $155,000, or $0.01 per share, in amortized expenses for deferred stock-based compensation in accordance with APB 25 for the thirteen weeks ended April 2, 2005. Upon adoption of SFAS 123R, the balance of $628,000 of deferred compensation was charged to additional paid-in capital.

The table below reflects net earnings and diluted net earnings per share had compensation expense been recognized in accordance with SFAS 123 for the thirteen weeks ended April 2, 2005 (in thousands except per share amounts):

Thirteen weeks Ended April 2, 2005
Net earnings:
As reported	$884
Add stock-based employee compensation expense included in net earnings, net of tax	95
Less total stock-based employee compensation expense determined under fair value method for all awards, net of taxes	(264)

Pro forma net earnings	$715

Basic earnings per common share:
As reported (1)	$0.07
Including the effect of stock-based compensation expense	$0.05
Diluted earnings per common share:
As reported (1)	$0.06
Including the effect of stock-based compensation expense	$0.05

(1)	Net earnings and net earnings per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

Upon adoption of SFAS 123R, the Company continues to calculate the fair value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123R. The weighted-average estimated value of employee stock options granted during the thirteen weeks ended April 1, 2006 and April 2, 2005 was $4.14 per share and $6.28 per share, respectively using the following weighted-average assumptions:

	Thirteen weeks Ended
	April 1, 2006	April 2, 2005
Expected volatility	61.0%	60%
Risk-free interest rate	4.4%	4.0%
Dividend yield	0.0%	0.0%
Expected life (years)	6	5

The Company used a blended volatility rate using a combination of historical stock price and market-implied volatility for traded and quoted options on the equities for the group of retail companies for which exchange traded options are observed. Prior to the first quarter of fiscal 2006, the Company used a historical volatility rate in accordance with SFAS 123 for purposes of its pro forma information.

The risk-free interest rate assumption is based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The expected life of employee stock options is based on the simplified method of estimating expected life in accordance with SAB 107. Under the guidance of SAB 107, companies with “plain vanilla” options may use the simplified method to calculate the expected term. This method is available until December 31, 2007. The Company plans to make a refined estimate of expected term before that date.

Beginning the first quarter of 2006, the Company began using an estimated forfeiture rate of 11% based on historical data. Prior to 2006, the Company assumed a 0% forfeiture rate in its calculation of the SFAS 123 pro forma disclosure. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock option activity for the thirteen weeks ended April 1, 2006 was as follows:

	Shares Subject to Options (in thousands)	Wtd. avg. exercise price	Wtd. avg. Contractual Remaining Life (in yrs.)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	1,717	$7.98	7.9
Options granted	244	6.83
Options exercised	(282)	0.56
Options terminated, cancelled or expired	(78)	9.11

Options outstanding at April 1, 2006	1,601	$9.06	8.3	$—

Options exercisable at April 1, 2006	925	$8.37	7.6	—

At April 1, 2006, 251,013 shares were available for future grants under the terms of the Plans.

For the thirteen weeks ended April 1, 2006, the fair value of stock options vested was $4.7 million.

At April 1, 2006, the Company had approximately $5.7 million of total unrecognized compensation expense, related to stock option plans that will be recognized over the remaining weighted average period of 2.6 years. Cash received from stock option exercises was approximately $158,000 and the total intrinsic value of options exercised was approximately $1.8 million for the thirteen weeks ended April 1, 2006.

Note 3 – Income Taxes

In the first quarter 2006, the Company recorded a tax benefit of $2.3 million. The Company’s effective tax rate of 35.6% differs from the federal statutory tax rate of 34% due primarily to the impact of state taxes and permanent book-to-tax differences, which include tax-free interest income received from municipal bonds. The Company’s 2003 income tax returns are currently being audited by the Internal Revenue Service. Management believes that the outcome of the audit will not materially impact the financial statements.

Note 4 – Bank Credit Facility

During the first quarter of 2006, the Company borrowed $1.6 million against the operating credit line. As of April 1, 2006, $1.0 million of stand-by letters of credit were outstanding under this facility and approximately $3.4 million was available to be drawn from the operating line of credit. As of April 1, 2006, the Company was not in compliance with financial covenants relating to net earnings and adjusted leverage ratios under our credit agreement. The Company received a waiver of default on May 16, 2006 covering breaches incurred through the thirteen weeks ended April 1, 2006. As a result, the Company’s ability to borrow under the line was not interrupted.

Note 5 – Related Party Transactions

The Company rents studio space from an affiliate of a member of the Board of Directors pursuant to a lease dated February 9, 2004. Rent expense related to this space was $40,500 and $25,000 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively.

From 2002 through 2004, a former member of management served on the board of directors of an information systems vendor which supplied the Company with design, programming and development services for a computer system. During this time, the Company spent approximately $2.1 million with this vendor. The former member of management resigned from the board of directors of the vendor effective in April 2004. Cumulative amounts paid to the vendor from the inception of services through April 1, 2006 were approximately $5.1 million.

The Company made sales to certain members of its Board of Directors. These sales totaled approximately $9,400 and $3,800 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. The Company also made sales to employees. These sales totaled approximately $277,000 and $49,000 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively.

Note 6 - Commitments

Operating lease obligations consist of office, studio and fulfillment center lease obligations. Capital lease obligation consists of an obligation for the lease of certain equipment. Between December 31, 2005 and April 1, 2006, the Company has entered into operating lease commitments for new studios increasing minimum lease obligations by $3.3 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2005 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on April 14, 2006.

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

Our business operates on the premise that multiple, integrated sales channels improve customer convenience, reinforce brand awareness, and enhance knowledge of our product, and our customers often use all of these channels in the course of making a purchase decision. We consider our catalog to be our primary marketing vehicle and tool for building brand awareness and educating the customer about our products and designers. Due to its higher ticket price, the furniture buying process can be a lengthy one, often leading the customer to contact us multiple times before making a purchase. We believe the seamless connection between our studios, website and catalog help to facilitate this process, and because many of our studio proprietors and sales associates are educated in design or have design related experience, we believe this helps to drive sales and provides a better customer experience.

We have experienced significant growth in customers and net sales since our founding in 1998. We began selling products through the phone and web in the second half of 1999, and we opened our first studio in November 2000. We base our decisions on where to open new studios by categorizing markets into “tiers” based on household population statistics and supporting sales data collected from our other sales channels. We plan to open the majority of our new studios in markets in our top two tiers during fiscal year 2006. Although most of our studios have been open less than three full years, our experience indicates that studio openings significantly improve our overall market penetration rates in the markets in which they are located even though the opening of a studio may initially have an adverse effect on sales growth in our other sales channels in the same market. In recent years, we have continued to increase sales with particular growth in sales through our studios, which have increased in number from one at the end of 2001 to 58 studios operating in 21 states and the District of Columbia as of April 1, 2006. During fiscal year 2005, we opened new studios, many of them in smaller urban markets. This was our first significant studio deployment outside major metropolitan areas. We are currently monitoring and analyzing studio results in these areas, and have developed tailored advertising programs to drive awareness in these markets. During the thirteen weeks ended April 1, 2006, we opened two new studios. As of May 15, 2006, we have opened a total of 5 new studios since December 31, 2005, and we plan to open an additional 4 studios during the remainder of fiscal year 2006 that are currently under construction. As of May 15, 2006, we had signed leases for two additional studios, one new outlet, two expanded studios, two remodeled studios and one studio relocation. We expect to open 5 to 10 new studios in 2007, both in major and smaller urban markets.

All of our sales channels utilize a single common inventory held at our Hebron, Kentucky fulfillment center. Because we don’t offer a “cash and carry” option in our studios, we are able to more fully utilize selling space and avoid the operational issues that often arise with stock balancing and store replenishment. We currently source our products primarily in the U.S. and Europe. In fiscal year 2005, we purchased approximately 39% of our product inventories from manufacturers in foreign countries, 35.4% of which was paid for in Euros. Although we put a hedging strategy in place to mitigate the impact of currency fluctuations during the fourth quarter of 2004, we have not been satisfied with the results of this strategy. Consequently, we are evaluating our currency hedging strategy going forward and intend to make changes to it during fiscal year 2006. We also plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, we will strive to source products in other parts of the world including Latin America and Asia. We believe this could favorably impact our product margins during fiscal year 2006, and help us better manage currency risk.

In May 2005, we converted our then existing information technology systems to new, custom-built systems supporting our product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. These information technology systems also are used to generate information for our financial reporting. We encountered problems with the conversion, due in large part to the absence of rigorous testing of the new systems prior to implementation. In particular, the new systems do not contain mechanisms to automatically identify and correct or reject erroneous or incomplete data. During the third quarter of fiscal year 2005, we hired a consulting firm to assess the inadequacies of the system. As a result of that review process, we plan to replace the existing system. Our existing system cost us approximately $5.1 million and the net book value was approximately $2.4 million as of April 1, 2006.

During the first quarter of 2006, we undertook a process to clearly define and document the requirements for the new system. During the second quarter of 2006, we expect to finalize the specifications for the new system, hire a consulting firm and begin the process of customizing, testing and implementing the new system. We are currently targeting an early fiscal year 2007 installation of the new system.

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

We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. Our 2005 fiscal year ended on December 31, 2005 and our 2006 fiscal year will end of December 30, 2006. Fiscal year 2005 consists of 52 weeks and fiscal year 2006 consists of 52 weeks.

Results of Operations

Comparison of the thirteen weeks ended April 1, 2006 (First Quarter 2006) to April 2, 2005 (First Quarter 2005)

Net sales. Net sales decreased $0.5 million, or 1%, to $35.0 million in the First Quarter 2006, compared to $35.5 million in the First Quarter 2005 primarily due to more limited marketing activities in the First Quarter 2006, offset by an increase in the number of studios. In First Quarter 2005 we held promotional activities, such as our Founders Letter and sale offering a 10% discount on customer purchases—events which did not occur in First Quarter 2006. As a result, online and phone sales decreased $1.2 million, or 16%, and $1.2 million, or 22%, respectively, in the First Quarter 2006 compared to the First Quarter 2005 due to the increase of sales in our studio channel as well as decreased promotional activities discussed above. Studio sales increased $2.3 million or 12% to $20.9 million in First Quarter 2006 from $18.6 million in First Quarter 2005 primarily due to an increase in the number of studios. We had 58 studios open at the end of the First Quarter 2006 compared to 37 open at the end of the First Quarter 2005. Shipping and handling fees received from customers for delivery of merchandise decreased $0.4 million, or 11%, to $3.4 million in the First Quarter 2006 compared to $3.8 million in the First Quarter 2005 primarily due to free shipping offered to sales using our private label credit card and bedding product purchases.

	Thirteen weeks Ended
(in millions)	April 1, 2006	% of Net Sales	April 2, 2005	% of Net Sales	Change	% Change
Studio Sales	$20.9	59.7%	$18.6	52.4%	$2.3	12%
Online Sales	6.4	18.3%	7.6	21.4%	(1.2)	(16)%
Phone Sales	4.3	12.3%	5.5	15.5%	(1.2)	(22)%
Shipping and Handling Fees	3.4	9.7%	3.8	10.7%	(0.4)	(11)%

Net Sales	$35.0	100%	$35.5	100%	$(0.5)	(1)%

Cost of Sales. Cost of sales increased $0.7 million, or 3.3%, to $20.6 million in the First Quarter 2006 from $19.9 million in the First Quarter 2005. As a percentage of net sales, cost of sales increased to 58.9% in the First Quarter 2006 from 56.2% in First Quarter 2005. This increase is due primarily to the effect of the appreciation of the Euro against the U.S. dollar and product returns.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $6.8 million, or 48%, to $21.0 million in the First Quarter 2006 from $14.2 million in the First Quarter 2005 primarily due to increases in salaries and benefits, occupancy and related costs and professional fees. As a percentage of net sales, SG&A expenses increased to 60.1% in the First Quarter 2006 from 40.1% in the First Quarter 2005. Increased amounts in salaries and benefits and occupancy and related expenses are primarily due to a 57% increase in the number of studios from 37 at the end of the First Quarter 2005 to 58 at the end of the First Quarter 2006. These expenses are expected to increase in future periods with studio expansion and growth. Also included in salaries and benefits is stock-based compensation. In conjunction with the adoption of SFAS 123R, we recorded compensation expense of approximately $487,000 or $0.03 per share, net of $116,000 tax benefit, related to stock options and employee stock purchases. In the First Quarter 2005, we recorded approximately $155,000 in amortized deferred stock based compensation in accordance with APB 25. Also included in occupancy and related expense is depreciation of long-lived assets. Depreciation expense increased to approximately $2.2 million in the First Quarter 2006 from approximately $1.1 million in the First Quarter 2005. Included in the increase is approximately $300,000 in additional depreciation expense related to our information technology systems due to our decision in the Fourth Quarter 2005 to shorten the expected life of the systems, which we plan to replace by early fiscal 2007. As a percentage of net sales, depreciation and amortization expenses increased to 6.3% of net sales in the First Quarter 2006 from 3.0% of net sales in the First Quarter 2005. These expenses increased primarily as a result of significant increases in spending on capital assets associated with our new studio openings and improvements in our network infrastructure, such as investments in servers, desktop computers and related software licenses. Other expenses consist primarily of fulfillment and merchant fees which are directly related to sales volume as well as information systems and telecommunications, bank fees, and miscellaneous corporate expenses. Other expenses increased $0.3 million from $2.0 million in the First Quarter 2005 to $2.3 million in the First Quarter 2006 due to higher corporate expenses. The increase in professional fees, consisting of accounting, legal, consulting, and Sarbanes-Oxley compliance related fees, is primarily due to approximately $633,000 in consulting costs for Sarbanes-Oxley compliance—items which did not exist in the First Quarter 2005 and an increase in audit fees of approximately $753,000 incurred in the First Quarter 2006 compared to the First Quarter 2005. The following table details SG&A expenses:

	Thirteen weeks Ended
(in millions)	April 1, 2006	% of Net Sales	April 2, 2005	% of Net Sales	Change	% Change
Salaries and benefits	$8.3	23.7%	$5.6	15.8%	$2.7	48%
Occupancy and related expense	6.3	18.0%	3.7	10.4%	2.6	70%
Catalog, advertising and promotion	2.1	6.1%	2.5	7.0%	(0.4)	(16)%
Other expenses	2.3	6.6%	2.0	5.7%	0.3	15%
Professional – legal, consulting, SOX	2.0	5.7%	0.4	1.2%	1.6	400%

Total SG&A	$21.0	60.1%	$14.2	40.1%	$6.8	48%

Other Income (Expense). In the First Quarter 2006, we recorded other income of approximately $43,000, consisting primarily of the rental of customer lists, which was offset by losses incurred from the disposal or sale of long-lived assets, compared to $2,000 in the First Quarter 2005. Interest income was approximately $86,000 in the First Quarter 2006 and $115,000 in the First Quarter 2005. The decrease is primarily due to higher investment and cash balances in the First Quarter 2005. We incurred approximately $49,000 of interest expense in the First Quarter 2006 and $10,000 in the First Quarter 2005 related to short-term borrowings under our bank credit facility for working capital purposes and for capital expenditures associated with new studios. The increase is due primarily to higher borrowings in the First Quarter 2006.

Income Taxes. We recorded an income tax benefit of approximately $2.3 million in the First Quarter 2006 and income tax expense of approximately $554,000 in the First Quarter 2005. Our effective tax rate was 35.6% due to permanent book-to-tax differences, which include incentive stock options and tax-free interest income from municipal bonds. Our combined federal and state statutory tax rate was 39.2%.

Net Earnings (Losses). As a result of the foregoing factors, net earnings of $0.9 million in the First Quarter 2005 decreased $5.1 million to a $4.2 million loss in the First Quarter 2006.

Liquidity and Capital Resources

Cash, cash equivalents and investments: Cash, cash equivalents and investments consist of cash, auction rate securities and municipal bonds. As of April 1, 2006, cash, cash equivalents and investments were approximately $9.2 million. Working capital was $19.5 million and $30.3 million for the First Quarters ended April 1, 2006 and April 2, 2005, respectively.

Cash Flows

Net cash provided by (used in):

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
	(In thousands)
Operating activities	$(3,245)	$(4,026)
Investing activities	(969)	4,341
Financing activities	1,776	1,294

Net cash used in operating activities decreased in First Quarter 2006 compared to First Quarter 2005 due to an increase of $7.1 million in accounts payable and accrued expenses in the First Quarter 2006 related to timing differences of invoice receipts, compared to the First Quarter 2005; an increase in deferred revenue of $1.7 million in the First Quarter 2006 compared to the First Quarter 2005 due to a higher sales volume in the last week of the thirteen week period which is deferred for revenue recognition purposes; offset by a net loss of $4.2 million in the First Quarter 2006 compared to net earnings of $0.9 million in the First Quarter 2005; an increase of $6.4 million in inventory in the First Quarter 2006 compared to the First Quarter 2005 to support studio growth; and an increase of $2.3 million in deferred income taxes in the First Quarter 2006 compared to the First Quarter 2005.

Net cash provided by and used in investing activities for First Quarter 2006 and 2005 were primarily related to purchases of property and equipment for our studios, the implementation of new information technology systems and liquidation of investments. Purchases of property and equipment, net, totaled $2.4 million and $4.7 million in First Quarters 2006 and 2005, respectively. Purchases of $4.7 million for property and equipment in the First Quarter 2005 were a result of opening 5 studios compared to the opening of 2 studios in the First Quarter of 2006. Also, in the First Quarter 2005, property and equipment expenditures were made for the implementation of a new information technology system. We also had net cash provided from the net purchases and sales of investments of $1.4 million and $9.1 million in First Quarter 2006 and 2005, respectively, to fund new studio growth.

In each fiscal years 2006 and 2007, we anticipate that our investment in opening 5 to 10 new studios will be between approximately $4.0 million and $7.0 million. We invested $14.3 million for the opening of 23 studios opened in fiscal year 2005.

Net cash provided by financing activities in the First Quarter 2006 was comprised of borrowings against our bank credit facility of $1.6 million and $158,000 in issuance of common stock pursuant to our employee stock option plan. On March 15, 2005, we completed a public offering of 2,070,000 shares of common stock at $15.80 per share. Of the shares offered, 100,000 were offered by us and 1,970,000 were offered by selling stockholders. We raised net proceeds of $898,000 in our second public offering, net of underwriting discounts and offering expenses.

For the remaining thirty-nine weeks ending December 30, 2006, our capital requirements are primarily to fund the opening of 5 to 10 new studios and to fund negative cash flows from operations.

As of April 1, 2006, we had available a total of approximately $12.6 million in unused capital resources, not including cash flows we expect to generate from operating activities, for our future cash needs as follows:

•	approximately $9.2 million in cash and investments; and

•	approximately $3.4 million in availability under our working capital line of credit.

We generated a net loss of $4.2 million in the First Quarter 2006 and used cash in operations of $3.2 million during this period. We expect to generate negative net cash flows from operating activities and to continue incurring operating losses at least through the third quarter of 2006. With the borrowings available under our working capital facility, and assuming continued compliance with the covenants under those facilities, we believe that we will have sufficient capital resources to carry on our business at least through fiscal year 2006 and to fund the cash requirements described above.

Our board of directors has asked our new chief executive officer to work with management to propose a new business plan that would allow us to achieve positive cash flows from operations through fiscal year 2006. We do not expect this plan to show us achieving compliance with the covenants under our working capital line of credit for at least the second and third quarters of fiscal year 2006. If we do not comply with those covenant requirements, we would likely need to obtain covenant waivers or amendments prior to the third quarter of 2006. We cannot provide assurances that any such covenant waivers or amendments will be obtained, or that the lender will not require additional collateral, significant cash payments or additional incentives in connection with any such waivers or amendments.

Other than our working capital facility, we do not have any significant available credit, bank financing or other external sources of liquidity. We are exploring potential public and private debt and equity financing alternatives, including the sale from time to time of debt and equity securities. There is no assurance that we will be able to raise the amount of debt or equity capital required to meet our objectives. Our challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, we will be forced to scale back our operations.

Commitments

We have a secured revolving line of credit with Wells Fargo HSBC Trade Bank, N.A., as amended on December 23, 2005. This facility provides an overall credit line of $10.0 million comprised of a $5.0 million operating line of credit for working capital and $5.0 million in standby letters of credit. The letters of credit are for $2.5 million each in an equipment line of credit for the importation of furniture and another to secure lease deposits for new retail space. The line of credit is subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time to provide working capital and expires on November 30, 2007. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate. Interest accrued on this line is payable on the last day of each month. As of April 1, 2006, the interest rate for the operating line of credit was 7.50%. Amounts borrowed under the credit agreement are secured by the Company’s accounts receivable, inventory and equipment. The credit agreement also sets forth a number of affirmative and negative covenants to which we must adhere, including financial covenants and limitations of capital expenditures. As of April 1, 2006, $1.6 million of borrowings and $1.0 million of stand-by letters of credit were outstanding under this facility and approximately $3.4 million was available to be drawn from the operating line of credit. As of April 1, 2006, we were not in compliance with financial covenants to achieve positive net earnings and adjusted leverage ratios under our credit agreement. We received a waiver of default on May 16, 2006 covering breaches incurred through the thirteen weeks ended April 1, 2006. As a result, our ability to borrow under the line was not interrupted. However, as a condition to the waiver, we are required to amend the credit facility by May 31, 2006 to provide monthly financial statements, monthly borrowing bases and an increase the interest rate to Wells Fargo’s Prime Rate plus 0.25%. We are also required to deliver monthly projections to Wells Fargo. Final inventory advance rates will be determined by Wells Fargo after a third party conducts an inventory appraisal and Wells Fargo examines our collateral under the credit facility. However, if we are unable to return to compliance and maintain compliance with the covenants in the credit agreement or mandated by Wells Fargo, we may, in the future, be restricted from borrowing until we return to compliance with the covenants or we obtain an additional waiver, which may or may not be available to us.

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

Revenue Recognition. We recognize revenue on the date on which we estimate that the product has been received by the customer. We record as deferred revenue any sales made in the last week of the reporting period for which we estimate delivery in the following period. Those estimated amounts are recorded as deferred revenue. We also record any payments received prior to the date goods are shipped to the customer as customer deposits. We use our third-party freight carrier information to estimate standard delivery times to various locations throughout the U.S. Sales are recorded net of estimated returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Although our actual returns historically have not differed materially from estimated returns, in the future, actual returns may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. The reserve for estimated product returns was approximately $304,000 and $585,000 as of April 1, 2006 and April 2, 2005, respectively. We recognize net sales revenue for shipping and handling fees charged to customers at the time products are estimated to have been received by customers.

Shipping and Handling Costs. Shipping costs, which include inbound and outbound freight costs, are included in cost of sales. We record costs of shipping products to customers in our cost of sales at the time products are estimated to have been received by customers. Handling costs, which include fulfillment center expenses, call center expenses, and credit card fees, are included in selling, general and administrative expenses. Handling costs were approximately $1.9 million and $1.8 million for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. Our gross margin calculation may not be comparable to that of other entities, which may allocate all shipping and handling costs to cost of sales, resulting in lower gross margin, or to operating expenses, resulting in higher gross margin.

Inventory. Inventory consists primarily of finished goods purchased from third-party manufacturers. Inventory on hand is carried at a computed average cost which approximates a first-in first-out method and the lower of cost or market. We write down inventory for estimated damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. Although our actual inventory write-downs historically have not differed materially from estimated inventory write downs, in the future, actual inventory write downs may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. As of April 1, 2006 and April 2, 2005, inventory reserves amounted to approximately $2.3 million and $1.2 million, respectively.

Stock-Based Compensation. In the First Quarter 2006, we adopted the modified prospective method for valuing stock options we grant in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. Under SFAS 123R, the Company recognized $487,000 or $0.03 per share, net of $116,000 tax benefit, of compensation expense related to stock options and employee stock purchases in the First Quarter 2006. Stock based compensation expense is classified in Selling, General and Administrative expenses. We calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model. The following assumptions are used in the model: (1) a blended volatility rate using a combination of historical stock price and market-implied volatility for traded and quoted options on the equities for the group of retail companies for which exchange traded options are observed, (2) a risk-free interest rate based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option, (3) a dividend yield based on historical and expected dividend payouts, (4) an expected life of employee stock options based on the simplified method allowed by SAB 107 and (5) a forfeiture rate based on historical data. We estimate forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adopting SFAS 123R, we recorded deferred stock-based compensation charges in the amount by which the exercise prices of certain options were less than the fair value of our common stock at the date of grant under the intrinsic value method of accounting as defined by the provisions of Accounting Principles Board (“APB”) Statement No. 25, Accounting for Stock Issued to Employees. In the thirteen weeks ended April 2, 2005, we recognized approximately $155,000, or $0.01 per share, in deferred stock-based compensation expense. Upon adoption of SFAS 123R, the balance of $628,000 of deferred compensation was charged to additional paid-in capital.

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

Advertising Costs. Prepaid catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs, for all of our direct response catalogs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual sales to the total of actual and estimated future sales on an individual catalog basis. The period of expected future benefit is calculated based on our projections of when approximately 90% of sales generated by the catalog will be made. Based on data we have collected, we historically have estimated that catalogs have a period of expected future benefit of two to four months. The period of expected future benefit of our catalogs would decrease if we were to publish new catalogs more frequently in each year, or increase if we published them less frequently. Prepaid catalog costs are evaluated for realizability at the end of each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. We account for consideration received from our vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received from such vendors were approximately $231,000 and $203,000 in the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively.

Impairment of Long-Lived Assets. Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate the net book value may not be recoverable. Management considers the following circumstances and events to assess the recoverability of carrying amounts: 1) a significant adverse change in the extent or manner in which long-lived assets are being used or in its physical condition, 2) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, 3) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, and 4) a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. An impairment loss is recognized if the sum of the expected future cash flows from use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the assets and their estimated fair values. In fiscal year 2005, we shortened the estimated useful lives for certain computer systems having a net book value of approximately $3.2 million from three years to 18 months as a result of our plans to replace them in fiscal year 2007. The impact of this change is anticipated to be an expense of approximately $1.2 million, or $0.09 per share, and $300,000, or $0.02 per share, in fiscal years 2006 and 2007, respectively. These amounts will reduce net income or increase net losses. The net book value as of April 1, 2006 is approximately $2.4 million.

Derivative and Hedging Activities. We record derivatives, particularly cash flow hedges for foreign currency, at fair value on our balance sheet, including embedded derivatives. We account for foreign currency option contracts on a monthly basis by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged is sold in each reporting period. Our derivative positions are used only to manage identified exposures. Management evaluates our hedges for effectiveness at the time they are designated as well as throughout the hedge period. With respect to any derivative that is deemed ineffective, the ineffective portion is reported through earnings. Management evaluates the ineffectiveness of outstanding contracts when it is probable that the original forecasted transaction will change. The effective portion of changes in the fair value of cash flow hedges is recorded in other comprehensive income (loss) and is recognized in cost of sales when the underlying inventory is sold. We recorded approximately $29,000 for ineffectiveness in the first quarter of 2006. There were no amounts recorded for ineffectiveness in the first quarter of 2005.

Caution on Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including the following: if we are unable to continue to increase our net sales while reducing our promotional discounts, our profitability may be impaired; if we fail to offer merchandise that our customers find attractive, the demand for our products may be limited; we do not have long-term vendor contracts and as a result we may not have continued or exclusive access to products that we sell; our business depends, in part, on factors affecting consumer spending that are not within our control; our business will be harmed if we are unable to implement our growth strategy successfully; the expansion of our studio operations could result in increased expenses with no guarantee of increased earnings; if we do not manage our inventory levels successfully, our operating results will be adversely affected; we depend on domestic and foreign vendors, some of which are our competitors, for timely and effective sourcing of our merchandise; declines in the value of the U.S. dollar relative to foreign currencies could adversely affect our operating results; and we face intense competition and if we are unable to compete effectively, we may not be able to maintain profitability and the discussions set forth below under the caption “Risk Factors” and other factors detailed in this Quarterly Report on Form 10-Q for the thirteen weeks ended April 1, 2006.

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

Foreign Currency Risk

All of our sales and a portion of our expenses are denominated in U.S. dollars, and our assets and liabilities together with our cash holdings are predominantly denominated in U.S. dollars, but we purchased approximately 39% of our product inventories from manufacturers in Europe, 35.4% of which were paid for in Euros. In fiscal year 2005, the value of the dollar increased approximately 10% relative to the Euro. However, we did not benefit significantly from this strengthening of the dollar because we made most of our fiscal year 2005 inventory purchases in the first part of the year when the dollar was still weak relative to the Euro and because of the costs associated with hedging contracts we purchased at a time when the dollar was relatively weak. The fact that much of our inventory was purchased in the early part of the year when the dollar was still weak relative to the Euro reflected an increased cost to us of merchandise sourced from Europe. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. To mitigate our exchange rate risk relating to the Euro, we typically purchase foreign currency option contracts with maturities of 12 months or less for purchases of merchandise based on forecasted demand at certain prices. We account for these contracts on a monthly basis in recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold in each reporting period. Additionally, outstanding contracts are evaluated quarterly for ineffectiveness by evaluating changes in forecasted foreign purchases. In the first quarter 2006, our actual demand was less than our forecasted demand, and the amount of Euros we hedged was greater than the amount we needed for purchases of inventory. We are evaluating our currency hedging strategy going forward and will likely make changes to it later in fiscal year 2006. We are also working to diversify our mix of suppliers to reduce our dependence on Euro-denominated purchases. We plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, we will strive to source products in other parts of the world, including Latin America and Asia. We believe this could favorably impact our product margins during fiscal year 2006, and help us better manage currency risk.

Future hedging transactions may or may not successfully mitigate losses caused by currency fluctuations. In addition to the direct effect of changes in exchange rates on cost of goods, changes in exchange rates also affect the volume of purchases or the foreign currency purchase price as vendors’ prices become more or less attractive. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations. Net activity on cash flow hedges reported in stockholders’ equity were approximately $432,000 and $911,000 during the First Quarters 2006 and 2005, respectively. The extent of this risk is not quantifiable or predictable because of the variability of the Euro and the forecasted demand of cost of goods.

With respect to any derivative that is deemed ineffective through management’s evaluation, the ineffective portion is reported through earnings by recording foreign currency losses in other expenses. Management evaluates the ineffectiveness of outstanding contracts when it is probable that the original forecasted transaction will change. The effective portion of changes in the fair value of cash flow hedges is recorded in other comprehensive income (loss) and is recognized in cost of sales when the underlying inventory is sold. We recorded approximately $29,000 for ineffectiveness in the first quarter 2006 and included that amount in other income (expense). There were no amounts recorded for ineffectiveness in the first quarter 2005.

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

In addition, we have interest payable on our operating line of credit. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the future financing requirements. As of April 1, 2006, approximately $1.6 million borrowings were outstanding under this facility. Our interest expense would not increase or decrease materially for the thirteen weeks ended April 1, 2006 in the event of a 100 basis increase or decrease in interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses discussed in our Annual Report on Form 10-K as filed on April 14, 2006 for the year ended December 31, 2005, including our failure to maintain effective controls over or related to the following:

•	Entity level controls;

•	Period-end financial reporting processes;

•	Segregation of duties;

•	Access to our systems, financial applications, and data;

•	Preparation of account analyses, account summaries and account reconciliations;

•	Documentation of accounting policies and procedures;

•	Records retention;

•	Inventory management and merchandise accounts payable;

•	Non-merchandise accounts payable;

•	Costing and valuation of inventory;

•	Recording of, and accounting for, fixed assets;

•	Taxes computed by third-party experts;

•	Revenue recognition and accounts receivable;

•	Payroll processing;

•	Treasury functions; and

•	Spreadsheets used in our financial reporting process.

In light of these material weaknesses described more fully in our Annual Report on Form 10-K, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United States. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Changes in Internal Control Over Financial Reporting

There was no significant change in our internal control over financial reporting that occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management has discussed the material weaknesses as previously disclosed in Item 9A in our Annual Report on Form 10-K for the year ended

December 31, 2005 and other deficiencies with our audit committee. In an effort to remediate the identified material weaknesses and other deficiencies, beginning in the second quarter of 2006, we intend to implement or are currently in the process of implementing remedial measures, including, but not limited to the following:

Entity level controls

•	In early 2006, we actively began searches and interviews for candidates to fill accounting and finance positions and filled the position for vice president—finance and corporate controller with a permanent hire. We will seek to hire additional personnel as needed to focus on our ongoing remediation initiatives and compliance efforts.

Inadequate controls over period-end financial reporting process

•	We will continue to enhance and adhere to financial closing procedures, including the use of checklists, established schedules and other monitoring tools to ensure financial statements are accurate, complete and timely compiled.

•	We plan to establish and implement a journal entry processing policy to ensure the proper segregation of duties and that review and approval activities occur for all transactions recorded in the general ledger.

•	We plan to establish more robust benchmarks and monitoring activities to evaluate historical information used in reserve calculations.

•	We plan to establish review and follow-up procedures prior to the approval of significant reserves.

•	We plan to perform timely cash application activities and reconciliations.

Inadequate segregation of duties

•	We plan to re-allocate and/or reassign duties of employees by providing clear job descriptions to enhance segregation of duties.

•	We plan to restrict access to systems applications to eliminate incompatible duties and ensure employees’ access is limited to only those activities needed to perform designated job responsibilities.

Inadequate control over systems, financial applications and data access

•	We will apply user access restrictions within critical systems and financial applications to prevent unauthorized access and/or establish monitoring mechanisms and procedures to properly detect unauthorized system access and provide follow up when needed to ensure adherence to the proper segregation of duties.

•	At the end of the first quarter of 2006, we established and documented a corporate purchasing policy and approval matrix, which specifies the dollar limits for approval of various types of purchases and authorization of banking arrangements and treasury activities. At the same time, we also established a capitalization policy that specifies specific duties and authorizations for those employees specifically accounting for and handling fixed assets.

Account analyses, account summaries and account reconciliations

•	As of the end of the first quarter 2006, we have completed comprehensive account analyses, account summaries and reconciliations as remediated in the fourth quarter of fiscal year 2005.

Documentation of account policies and procedures

•	We plan to establish accounting policies and procedures to ensure finance and accounting staff are provided with adequate guidance for calculating and recording non-routine transactions and estimates related to significant balance sheet accounts. We will provide proper training in conjunction with the development and implementation of such policies.

Records retention

•	We plan to establish a records retention policy which outlines the requirements and procedures for retaining the appropriate supporting documentation for financial transactions and plan to implement procedures designed to ensure compliance with the related policy.

Inventory management and merchandise accounts payable

•	We plan to establish and implement procedures to capture inventory receipt documentation to ensure the timely matching of purchase documents and recording of complete inventory amounts.

•	We plan to establish a customer returns policy outlining the procedures for the issuance of customer refunds and credits and receipt of returned merchandise. Additionally, we plan to add system restrictions or other monitoring controls to ensure returns are authorized and that refunds and credits are issued only upon the receipt of returned products.

•	We plan to establish formal accounts payable procedures designed to ensure proper comparisons of purchase orders, receiving documents and vendor invoices, timely recording of merchandise and invoices received, and accurate processing of vendor payments.

•	We plan to establish and implement formal policies and procedures for handling stock adjustments to ensure that significant adjustments are properly reviewed and authorized by management and properly documented with adequate support and that adjustments are monitored by management for reasonableness.

•	We plan to establish procedures for updating and maintaining current inventory cost data to ensure accurate and complete product costs.

Non-merchandise accounts payable

•	We will implement our corporate purchasing policy and approval matrix, established in the first quarter of 2006, which specifies the dollar limits for approval of various types of purchases and required documentation to support transactions. Concurrently, we plan to establish an accounts payable policy and procedures to ensure consistent application of payable processing activities and to establish methodologies for consistently recording accrued liabilities and ensuring the proper cut-off of liabilities.

•	We plan to establish an accounts payable policy setting forth formal accounts payable procedures designed to ensure a proper three-way matching of non-merchandise documents or adequate support to evidence amounts, approval and receipt. The policy will further dictate that all necessary review activities shall be performed prior to the approval of disbursements to ensure proper amounts are recorded and paid and that the corporate purchasing policy and approval matrix are being followed.

•	The accounts payable policy also will specify formal accounts payable procedures for setting up and maintaining vendor data and related master files. The procedures will include required monitoring activities to ensure that changes made to vendor data are valid, accurate and complete.

Merchandise inventory costing and valuation procedures

•	We plan to enhance system applications to ensure that automated processing of inventory transactions record receipts using the proper cost tables and the cost tables obtain real-time or current and accurate foreign currency rates. Additional enhancements will include revisions to existing account mapping of automated transactions and the establishment of new account mappings to ensure the proper general ledger accounts are recorded for batch-processed inventory transactions.

•	We plan to establish and implement monitoring activities of product tables and master files in the system to ensure costs are accurate and complete and that changes made to the master files are properly authorized. We will make periodic comparisons of the differences between the estimated landing costs based on a point-to-point rate and the actual landing costs.

•	We plan to establish formal accounts payable procedures designed to ensure proper comparisons of purchase orders, receiving documents and vendor invoices, the timely recordation of merchandise and invoices received, and accurate processing of vendor payments.

•	We plan to establish procedures for updating and maintaining current inventory cost data to ensure accurate and complete product costs. Monitoring and review activities will be specifically assigned to improve our ability to detect on a timely basis any unauthorized and/or invalid changes made to product costs. The policies will require these activities to be performed on a regular, scheduled basis to ensure costs and freight amounts are current.

•	We plan to establish and implement a journal entry processing policy to ensure the proper segregation of duties and to ensure that review and approval activities occur for all transactions recorded in the general ledger.

•	We plan to continue the implementation of comprehensive account analyses, account summaries and reconciliations we started to remediate in the fourth quarter of fiscal year 2005.

Recording of, and accounting for, fixed assets

•	We plan to continue to implement the capitalization policy we established in the first quarter of 2006 by developing procedures for taking physical inventory of certain fixed assets; obtaining authorizations for purchases and the initiation of major construction projects; accounting for acquisitions, disposals, impairment, and depreciation; and monitoring budgets.

•	We plan to review, and revise, if necessary, our methodologies for evaluating construction-in-progress and practices for accounting for and recording transactions on a regular basis.

•	We plan to continue to enhance and adhere to financial closing procedures through the use of checklists and other monitoring tools to ensure that the necessary reconciliation activities are being performed and reviewed in a timely manner by management.

Tax computations outsourced to third-party experts.

•	We plan to establish review procedures designed to ensure the accuracy and completeness of financial information provided to third-party experts who compute tax amounts and to ensure the accuracy of tax amounts recorded in the general ledger.

Revenue recognition and accounts receivable

•	We plan to establish review and follow up procedures prior to the approval of significant reserves.

•	We plan to establish more robust benchmarks and monitoring activities to effectively evaluate historical information used in reserve calculations.

•	We plan to perform timely cash application activities and reconciliations.

Payroll transactions

•	We plan to implement the segregation of duties remediation action items noted above to ensure that payroll activities are not incompatibly performed.

Treasury functions

•	We plan to establish monitoring activities over banking and investing activities.

•	We plan to continue to follow and enhance financial closing procedures through the use of checklists and other monitoring tools to ensure that the necessary reconciliation activities are being performed and reviewed in a timely manner by management.

Spreadsheets used in the financial reporting process

•	We plan to establish a spreadsheet control policy and implement the necessary procedures to comply with such policy.

While we believe that the remedial actions will ultimately result in correcting the material weaknesses in our internal controls, the exact timing of when the conditions will be corrected is dependent upon future events, which may or may not occur. We intend to remediate the majority of material weaknesses by hiring additional permanent employees with the necessary skills to carry out the plan. Contractors and temporary resources will be obtained on an as-needed basis to remediate areas which require a specific technical expertise or as time and resource constraints arise. Our SEC Compliance Manager will monitor the progress of remediation and may prescribe the necessary remedial actions to be taken as needed.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report, the information incorporated herein by reference and those we may make from time to time. The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than the update of the tenth risk factor to address concerns relating to our liquidity and capital resources to reflect our default (since waived) under our credit agreement, the revision of the fifteenth risk factor to address the impact on us of our adoption of SFAS No. 123R, and the revision of the twenty-sixth and twenty-seventh risk factors to update for recent changes in management.

Risks Relating to our Business

Our limited operating history makes evaluation of our business difficult.

We were originally incorporated in November 1998 and began selling products in July 1999. As an early stage company with limited operating history, we face risks and difficulties, such as challenges in accurate financial planning and forecasting as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories. These difficulties are particularly evident with respect to the evaluation and prediction of the operating results and expenses of our studios, as we opened our first studio in November 2000 and have expanded from one studio at the end of 2001 to 58 studios as of April 1, 2006. Further, our limited operating history will make it difficult for investors and securities analysts who may choose to follow our common stock, if any, to evaluate our business, strategy and prospects. Our failure to address these risks and difficulties successfully would seriously harm our business.

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

We plan to open between 5 to 10 new studios in each of fiscal year 2006 and 2007. We anticipate the costs associated with opening these new studios will be between approximately $4.0 million and $7.0 million in each of fiscal years 2006 and 2007. However, we may not be able to attain our target number of new studio openings, and any of the new studios that we open may not be profitable, either of which could have an adverse impact on our financial results. Our ability to expand by opening new studios will depend in part on the following factors:

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

Our success depends in part on our ability to market, advertise and sell our products effectively through the Design Within Reach catalog. In First Quarter 2006, phone sales totaled $4.3 million, representing 12.3% of our total net sales during such period. We believe that the success of our catalog operations depends on the following factors:

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

Any of these control deficiencies could result in material misstatements of the annual or interim financial statements that would not be prevented or detected. For more information about the material weaknesses identified by management, please see Part I, Item 4, “Controls and Procedures.”

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

We generated a net loss of $4.2 million in the First Quarter 2006 and used cash in operations of $3.2 million during this period. We expect to generate negative net cash flows from operating activities at least through the third quarter of 2006 and to continue incurring operating losses. We currently have a credit agreement with Wells Fargo HSBC Trade Bank, N.A., as amended on December 23, 2005, which provides for a $10.0 million operating line of credit. As of April 1, 2006, we were not in compliance with various financial covenants under our credit agreement. We received a waiver of default on May 16, 2006.

Our board of directors has asked our new chief executive officer to work with management to propose a new business plan that would allow us to achieve positive cash flows from operations through fiscal year 2006. We do not expect this plan to show us achieving compliance with the covenants under our working capital line of credit for at least the second and third quarters of fiscal year 2006. If we do not comply with those covenant requirements, we would likely need to obtain covenant waivers or amendments prior to the third quarter of 2006. We cannot provide assurances that any such covenant waivers or amendments will be obtained, or that the lender will not require additional collateral, significant cash payments or additional incentives in connection with any such waivers or amendments.

Other than our working capital facility, we do not have any significant available credit, bank financing or other external sources of liquidity. We may need to raise additional capital in the future to fund our working capital requirements, open additional studios, to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. The amount of financing that we will require for these efforts will vary depending on our financial results, our ability to generate cash from internal operations, and the number and speed at which we open additional studios. We are exploring potential public and private debt and equity financing alternatives, including the sale from time to time of debt and equity securities. There is no assurance that we will be able to raise the amount of debt or equity capital required to meet our objectives. Our challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, we will be forced to scale back, or fail to address opportunities for expansion or enhancement of, our operations.

We must manage our online business successfully or our business will be adversely affected.

Our success depends in part on our ability to market, advertise and sell our products through our website. In First Quarter 2006, online sales totaled $6.4 million, representing 18.3% of our total net sales. The success of our online business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to additional risks and uncertainties associated with the Internet. These risks include changes in required technology interfaces, website downtime or slowdowns and other technical failures or human errors, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to respond successfully to these risks and uncertainties might adversely affect the sales through our online business, as well as damage our reputation and increase our selling, general and administrative expenses.

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

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from over 200 foreign and domestic designers, manufacturers and distributors. We have no long-term purchase contracts with any of our suppliers and, therefore, have no contractual assurances of continued supply, pricing or access to products, and any vendor could discontinue selling to us at any time. In First Quarter 2006, products supplied by our five largest vendors represented approximately 59.7% of net sales.

Additionally, some of our suppliers, including Herman Miller, Inc., Vitra Inc. and Kartell US Inc., compete directly with us in both residential and commercial markets and may in the future choose not to supply products to us. In First Quarter 2006, products supplied by Herman Miller, Inc., Vitra Inc. and Kartell US Inc. represented approximately 20.7% of our net sales. Additionally, some of our smaller vendors have limited resources, production capacities and operating histories, which means that they may not be able to timely produce sufficient quantities of certain products demanded by our customers. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Any inability to acquire suitable merchandise or the loss of one or more key vendors could have a negative effect on our business and operating results because we would be missing products from our merchandise mix unless and until alternative supply arrangements are made. Moreover, we may not be able to develop relationships with new vendors and products from alternative sources, if any, may be of a lesser quality or more expensive than those we currently purchase.

New accounting pronouncements may impact our future results of operations.

In First Quarter 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment” issued by the Financial Accounting Standards Board, or FASB. SFAS No. 123R requires us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. In accordance with SFAS 123R, we adopted a fair value-based method for measuring the compensation expense related to share-based compensation. In the First Quarter 2006, we recognized $487,000 in expense related to stock-based compensation under SFAS 123R. Future financial impact is difficult to predict because it will depend on levels of share-based payments granted in the future, assumptions used to determine fair value and forfeiture rates used to calculate the expense.

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

In First Quarter 2006, our sales of products supplied by Herman Miller, Inc., the manufacturer of, among other items, the Aeron Chair, the Eames Lounge Chair and Ottoman, the Eames® Aluminum Management Chair and the Noguchi Table, constituted approximately 6% of our total net sales. Sales of products supplied by our top five vendors constituted approximately 59.7% of our total net sales in First Quarter 2006. Although we have no formal supply agreements with any of these vendors, we believe that sales of products we obtain from these vendors will continue to constitute a substantial portion of our sales in the future. However, sales of products from these vendors may not continue to increase or may not continue at this level in the future. If sales of products from these vendors decrease, our net sales will decrease and the price of our common stock may be adversely affected.

Changes in the value of the U.S. dollar relative to foreign currencies and/or any failure by us to adopt and implement an effective hedging strategy could adversely affect our operating results.

In First Quarter 2006, we generated all of our net sales in U.S. dollars, but we purchased approximately 39% of our product inventories from manufacturers in Europe, 35.4% of which were paid for in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, our effective cost of supplies of product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of goods sold and decrease our gross margin.

In fiscal year 2005, the value of the dollar increased approximately 10% relative to the Euro. However, we did not benefit significantly from this strengthening of the dollar because we made most of our fiscal year 2005 inventory purchases in the first part of the year when the dollar was still weak relative to the Euro and because of the hedging contracts we purchased at a time when the dollar was relatively weak. Under our hedging strategy, we purchased foreign currency option contracts with maturities of 12 months or less to hedge our currency risk on anticipated purchases of merchandise based on our forecasted demand. We account for hedging contracts on a monthly basis by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged is sold in each reporting period. However, when derivative positions exceed identified exposures, such contracts are considered “ineffective” and reported through earnings (loss). In First Quarter 2006, our actual demand was less than our forecasted demand, and the amount of Euros we hedged was greater than the amount we needed for purchases of inventory. As a result, we recorded approximately $29,000 for ineffectiveness during First Quarter 2006.

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

Our success depends to a significant extent upon the efforts and abilities of our current senior management to execute our business plan. In October 2005, our then President and Chief Executive Officer, Wayne Badovinus, resigned his employment from the Company. As a result, Tara Poseley, previously serving as Vice President—Merchandising, was promoted to the position. In May 2006, Ms. Poseley resigned her employment from the Company. In May 2006, Ray Brunner, who previously served as the Executive Vice President—Real Estate and Studio Operations, accepted the position as President and Chief Executive Officer. Other key personnel turnover in the last twelve months include our Chief Information Officer, Vice President—Human Resources (position subsequently filled), Vice President—Inventory Planning and Executive Vice President—Merchandising and Marketing.

In particular, we are dependent on the services of Ray Brunner, our President and Chief Executive Officer, Ken La Honta, our Chief Financial Officer and Secretary and Robert Forbes, Jr., our founder, who currently serves as a director and consultant. We do not have long-term employment agreements with any of our key personnel. The loss of the services of Mr. Brunner, Mr. La Honta, Mr. Forbes or any of the other members of our senior management team or of other key employees could have a material adverse effect on our ability to implement our business strategy and on our business results. Changes in our senior management and any future departures of key employees or other members of senior management may be disruptive to our business and may adversely affect our operations. Additionally, our future performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. If members of our existing management team are not able to manage our company or our growth, or if we are unable to attract and hire additional qualified personnel as needed in the future, our business results will be negatively impacted.

Our senior management team has limited experience working together as a group, and may not be able to manage our business effectively.

Several members of our senior management team, including our Chief Executive Officer, Chief Financial Officer and Secretary, Vice President—Merchandising and Vice President—Human Resources have served in their positions for less than one year. In addition, we have had three different Chief Executive Officers since October 2005, the first having tenured the Company over several years and the latter two previously having experience with our Company and were promoted from Vice President positions. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could impact our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business.

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

In addition, because our website is accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. Our failure to qualify in a state or country where we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could have a material adverse effect on our business. During fiscal year 2005 and through First Quarter 2006, the Company has been subject to sales and use tax audits by various states as well as a current Internal Revenue Service audit for fiscal year 2003. Although any adverse results for completed audits have not been material to us, there is a risk that federal, state and local jurisdictions may challenge the characterization of certain transactions and assess additional amounts, including interest and penalties. In the event that transactions are challenged by tax authorities, the review process would divert management attention and resources and we may incur substantial costs.

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

We intend to use the net proceeds from this offering as follows:

•	to finance the opening of additional studios;

•	to pay any and all of the indebtedness outstanding under our bank credit facility

•	the remaining net proceeds for other general corporate purposes, including working capital.

Item 3.	Defaults Upon Senior Securities.

We have a secured revolving line of credit with Wells Fargo HSBC Trade Bank, N.A. (“the Bank”), as amended on December 23, 2005. This facility provides an overall credit line of $10.0 million comprised of a $5.0 million operating line of credit for working capital and $5.0 million in standby letters of credit. As of April 1, 2006, $1.6 million borrowings and $1.0 million of stand-by letters of credit were outstanding under this facility and approximately $3.4 million was available to be drawn from the operating line of credit. However, we were not in compliance with various financial covenants under the credit agreement. As of April 1, 2006, we were not in compliance with financial covenants to achieve positive net earnings and adjusted leverage ratios under our credit agreement. We received a waiver of default on May 16, 2006 covering breaches incurred through the thirteen weeks ended April 1, 2006. As a result, our ability to borrow under the line was not interrupted. However, if we are unable to return to compliance and maintain such compliance with these covenants and other covenants defined in the credit agreement or mandated by the Bank, we may, in the future, be restricted from borrowing until we return to compliance with the covenants or we obtain an additional waiver which may or may not be available to us.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.01(1)	Amended and Restated Certificate of Incorporation

3.02(2)	Amended and Restated Bylaws

4.01(3)	Form of Specimen Common Stock Certificate

4.03(1)	Investors’ Rights Agreement, dated May 12, 2000, by and among Design Within Reach, Inc. and the investors named therein

4.04(1)	Amendment to Investors’ Rights Agreement, dated May 8, 2003, by and among Design Within Reach, Inc. and the investors named therein

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.

(2)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.

(3)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 1 to Registration Statement on Form S-1 (No. 333-113903) filed on May 17, 2004, as amended.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2006

/s/ KEN LA HONTA
Ken La Honta
Chief Financial Officer and Secretary
(Duly authorized Officer and Principal Financial Officer)