Form 10-Q
period 2006-07-01
DESIGN WITHIN REACH INC
filed 2007-01-16
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of December 30, 2006 was 14,417,654.

DESIGN WITHIN REACH, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Design Within Reach, Inc.

Condensed Balance Sheets

(Unaudited)

(amounts in thousands, except share data)

	July 1,	December 31,	July 2,
	2006	2005	2005
ASSETS
Current assets
Cash and cash equivalents	$5,557	$3,428	$5,030
Investments	4,400	9,652	12,954
Inventory	37,568	31,239	24,116
Accounts receivable (less allowance for doubtful accounts of $277, $253 and $38, respectively)	2,187	1,568	1,864
Prepaid catalog costs	1,178	1,237	1,315
Deferred income taxes	2,112	2,569	5,910
Other current assets	3,947	4,125	5,755

Total current assets	56,949	53,818	56,944

Property and equipment, net	27,413	25,474	25,641
Deferred income taxes, net	10,301	7,365	1,201
Other non-current assets	908	676	533

Total assets	$95,571	$87,333	$84,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,065	$18,056	$12,351
Accrued expenses	9,574	5,414	6,591
Deferred revenue	2,804	1,690	1,657
Customer deposits and other liabilities	1,986	2,898	3,850
Bank credit facility	3,220	—	—
Notes payable, current portion	327	—	—
Capital lease obligation, current portion	74	114	112

Total current liabilities	38,050	28,172	24,561

Deferred rent and lease incentives	5,271	4,470	2,908
Notes payable, net of current portion	675	—	—
Capital lease obligation	—	22	83
Deferred income tax liabilities	1,127	1,127	1,249

Total liabilities	$45,123	$33,791	$28,801

Commitments and Contingencies
Stockholders’ equity
Preferred stock – $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 14,353, 14,042 and 13,739 shares	14	14	14
Additional paid-in capital	56,353	55,756	54,348
Deferred compensation	—	(628)	(1,151)
Accumulated other comprehensive loss	(56)	(789)	(1,186)
Accumulated earnings (deficit)	(5,863)	(811)	3,493

Total stockholders’ equity	50,448	53,542	55,518

Total liabilities and stockholders’ equity	$95,571	$87,333	$84,319

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Operations

(Unaudited)

(amounts in thousands, except per share data))

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$48,960	$41,926	$83,930	$77,391
Cost of sales	27,666	23,238	48,254	43,165

Gross margin	21,294	18,688	35,676	34,226
Selling, general and administrative expenses	22,749	16,612	43,769	30,817

Earnings (loss) from operations	(1,455)	2,076	(8,093)	3,409
Other income and (expenses):
Interest income	70	94	156	209
Interest expense	(71)	(29)	(120)	(38)
Other income	16	—	69	—

Total other income	15	65	105	171

Earnings (loss) before income taxes	(1,440)	2,141	(7,988)	3,580
Income tax expense (benefit)	(607)	791	(2,936)	1,345

Net earnings (loss)	$(833)	$1,350	$(5,052)	$2,235

Net earnings (loss) per share:
Basic	$(0.06)	$0.10	$(0.35)	$0.17
Diluted	$(0.06)	$0.09	$(0.35)	$0.15

Weighted average shares used in calculation of net earnings (loss) per share:
Basic	14,334	13,828	14,282	13,479
Diluted	14,334	14,800	14,282	14,753

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Twenty-six weeks ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net earnings (loss)	$(5,052)	$2,235
Adjustments to reconcile net income (loss) to net cash used in operating activities :
Depreciation and amortization	4,452	2,336
Stock-based compensation	999	534
Ineffectiveness loss of derivatives	69	—
Loss on the sale/disposal of long-lived assets	120	—
Changes in assets and liabilities::
Accounts receivable, net	(619)	(520)
Inventory	(5,429)	(3,214)
Prepaid catalog costs	59	547
Other assets	(33)	(4,000)
Accounts payable	2,009	(3,019)
Accrued expenses	3,548	1,923
Deferred revenue	1,114	(357)
Customer deposits and other liabilities	(571)	517
Deferred rent and lease incentives	801	1,034
Deferred income taxes	(3,054)	890

Net cash used in operating activities	(1,587)	(1,094)

Cash flows from investing activities:
Purchase of property & equipment	(5,914)	(9,405)
Proceeds from sales of property and equipment, net	14	—
Purchases of investments	(15,275)	(8,700)
Sales of investments	20,525	21,279

Net cash provided by (used in) investing activities	(650)	3,174

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	226	1,932
Borrowing on bank credit facility	3,220	—
Borrowing from other financing facility	982	—
Repayments of long term obligations	(62)	(57)

Net cash provided by financing activities	4,366	1,875

Net increase in cash and cash equivalents	2,129	3,955
Cash and cash equivalents at beginning of period	3,428	1,075

Cash and cash equivalents at end of the period	$5,557	$5,030

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$102	$1,559
Interest	$103	$38

Non cash investing and financing activities:
Unrealized (loss) on investments	$(2)	$(12)

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Design Within Reach, Inc. (“DWR” or the “Company”) was incorporated in California in November 1998 and reincorporated in Delaware in March 2004. The Company is an integrated multi-channel provider of distinctive modern design furnishings and accessories. The Company markets and sells its products to both residential and commercial customers through three sales channels consisting of its catalog, studios, and website. The Company sells its products directly to customers throughout the United States.

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

Quarterly information (unaudited)

The accompanying unaudited condensed interim financial statements as of July 1, 2006 and July 2, 2005 and for the thirteen weeks and twenty-six weeks ended July 1, 2006 and July 2, 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the fiscal periods ended July 1, 2006 and July 2, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

In connection with the preparation of the accompanying financial statements, the Company determined that accrued inventory and cost of goods sold needed to be reduced by approximately $136,000 due to errors in prior periods. This amount is the cumulative adjustment for the periods from May 1, 2005 through July 1, 2006. When combined with the other unadjusted differences in the financial statements, the Company has concluded that the impact of this adjustment on both prior periods as well as the current reporting period is not material to the Company’s financial statements for the respective periods. As such, the Company has recorded this adjustment during the thirteen weeks ended July 1, 2006.

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation. These reclassifications did not have an impact on the Company’s results of operations. The Company reclassified outstanding checks in excess of cash balances at December 31, 2005 from bank credit facility to accounts payable.

Segment Reporting

The Company’s business is conducted in a single operating segment. The Company’s chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company’s entire operations for purposes of making operating decisions and assessing performance.

Inventories

Inventory on hand consists primarily of finished goods purchased from third-party manufacturers. Inventory on hand is carried at a computed average cost which approximates a first-in first-out method and the lower of cost or market. As of July 1, 2006 and July 2, 2005, inventory was $37.6 million and $24.1 million, net of reserves of $2.6 million and $1.0 million, respectively. Inventory in transit, which is included in the inventory balance, consists of purchased goods from third-party manufacturers which are shipments in transit as of the respective reporting dates. Inventory in transit is carried at actual cost. As of July 1, 2006 and July 2, 2005, the Company recorded inventory in transit of $8.0 million and $2.7 million, respectively.

Accounts Payable

Amounts included in accounts payable on the condensed balance sheets include approximately $4.7 million and $0.9 million, as of July 1, 2006 and July 2, 2005, respectively, representing outstanding checks in excess of the cash balances in the Company’s bank accounts with Wells Fargo Trade Bank, N.A.

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

Comprehensive Income (Loss)

Comprehensive income (loss) for the thirteen and twenty-six weeks ended July 1, 2006 and July 2, 2005 was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
(in thousands)	(unaudited)		(unaudited)
Net earnings (loss)	$(833)	$1,350	$(5,052)	$2,235
Other comprehensive income (loss):
Unrealized loss on available for sale securities	—	8	(2)	6
Change in activity related to derivatives	303	(763)	735	(1,674)

Comprehensive income (loss)	$(530)	$595	$(4,319)	$567

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing the Company’s net earnings (loss) available to the Company’s common stockholders for the period by the number of weighted average common shares outstanding for the period. Diluted earnings per share includes the effects of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The following table summarizes the incremental shares from potentially dilutive securities, calculated using the treasury stock method at the end of each fiscal period:

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
(in thousands)	(unaudited)		(unaudited)
Shares used to compute basic earnings (loss) per share	14,334	13,828	14,282	13,479
Add: Effect of dilutive options outstanding	—	972	—	1,274

Shares used to compute diluted earnings (loss) per share	14,334	14,800	14,282	14,753

For the thirteen and twenty-six weeks ended July 1, 2006, approximately 223,000 and 284,000 shares have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The Company’s significant accounting estimates include estimates of market value used in calculating inventory reserves to reflect inventory carried at the lower of cost or market, estimates of fair value used in calculating the value of stock-based compensation (including estimated volatility and terms) estimates of future forfeiture rates to determine net stock-based compensation, estimates of expected future cash flows and useful lives used in the review for impairment of long-lived assets, estimates of the Company’s ability to realize its deferred tax assets which are also used to establish whether valuation allowances are needed on those assets, estimates of freight costs used to calculate accrued liabilities and estimates of returns used to calculate sales return reserves. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its results of operations.

In October 2005, FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 became effective for the first reporting period beginning after December 15, 2005. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued Statement 157, Fair Value Measurements, (FAS 157). This statement clarifies the definition of fair value, the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The new guidance will be effective for us January 1, 2008 and we are currently assessing the impact on our financial statements.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how registrants should quantify financial-statement misstatements. Currently, the two methods most commonly used by preparers and auditors to quantify misstatements are the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses primarily on the balance sheet impact of misstatements). Under SAB 108, registrants will be required to consider both the rollover and iron curtain methods (i.e., a dual approach) when evaluating the materiality of financial statement errors. Registrants will need to revisit their prior materiality assessments and consider them using both the rollover and iron curtain methods.

SAB 108 is effective for annual financial statements in the first fiscal year ending after November 15, 2006, therefore for us, the year ended December 30, 2006. The SAB provides transition accounting and disclosure guidance for situations in which a registrant concludes that a material error(s) existed in prior-period financial statements under the dual approach. Specifically, registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. We believe SAB 108 will not have a material impact on our annual financial statements.

Note 2 – Stock-based Compensation

Stock Options Plans

In 1999, the Company adopted the 1999 Stock Plan (the “1999 Plan”) which allows for the issuance of incentive stock options and nonstatutory stock options to purchase shares of the Company’s common stock. The Company has reserved a total of 3,100,000 shares for issuance under the 1999 Plan.

In 2004, the Company adopted the 2004 Equity Incentive Award Plan (the “2004 Plan” and together with the 1999 Plan, the “Plans”) which allows for the issuance of incentive stock options and nonstatutory stock options to purchase shares of the Company’s common stock. The Company has reserved a total of 2,100,000 shares for issuance under the 2004 Plan.

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

Accounting for Stock-based Compensation

Under SFAS 123R, the Company recognized approximately $511,000 of stock-based compensation expense related to stock options and employee stock purchases in the thirteen weeks ended July 1, 2006, and for the twenty-six weeks ended July 1, 2006, the Company recognized approximately $1.0 million. Stock-based compensation expense is included in Selling, General and Administrative Expenses. Prior to adoption of SFAS 123R, the Company recorded approximately $93,000 net of tax and $188,000 net of tax, in amortized expenses for deferred stock-based compensation in accordance with APB 25 for the thirteen and twenty-six weeks ended July 2, 2005, respectively. Upon adoption of SFAS 123R in the first quarter, the remaining unamortized balance of $628,000 of deferred compensation was charged to additional paid-in capital.

The table below reflects net earnings and diluted net earnings per share had compensation expense been recognized in accordance with SFAS 123 for the thirteen and twenty-six weeks ended July 2, 2005 (in thousands except per share amounts):

	Thirteen weeks ended July 1, 2005 (unaudited)	Twenty-six weeks ended July 1, 2005 (unaudited)
Net income, as reported	$1,350	$2,235
Add: Stock-based compensation expense included in reported net income, net of related tax effects	93	188
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(355)	(619)
Pro forma net income	$1,088	$1,804
Earnings per common share:
Basic - as reported (1)	$0.10	$0.17
Basic - pro forma	$0.08	$0.13
Diluted - as reported (1)	$0.09	$0.15
Diluted - pro forma	$0.07	$0.12

(1)	Net earnings and net earnings per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123R until January 1, 2006.

Upon adoption of SFAS 123R, the Company continues to calculate the fair value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123R. The weighted-average estimated value of employee stock options granted during the thirteen weeks ended July 1, 2006 and July 2, 2005 was $3.05 per share and $5.96 per share, respectively. The weighted average estimated value of employee stock options granted during the twenty-six weeks ended July 1, 2006 and July 2, 2005 was $3.44 and $6.10 per share respectively. The following weighted-average assumptions were used in arriving at these estimated values:

	Thirteen weeks ended		Twenty-six weeks ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Risk-free interest rate	5.0%	4%	4.3-5.0%	4%
Expected volatility of common stock	57%	35%	58.4%	35%
Dividend yield	0%	0%	0%	0%
Expected life (years)	5.7	5.0	5.8	5.0

Due to the relatively short period since the Company’s initial public offering, the Company used a blended volatility rate using a combination of historical stock price and market-implied volatility for traded and quoted options on the equities for the group of retail companies for which exchange traded options are observed. Prior to the first quarter of fiscal 2006, the Company used a historical volatility rate in accordance with SFAS 123 for purposes of its pro forma information.

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

Beginning the first quarter of 2006, the Company began using an estimated forfeiture rate of 11% based on historical data. The Company adjusted this rate in the second quarter of 2006 to 22%. Prior to 2006, the Company assumed a 0% forfeiture rate in its calculation of the SFAS 123 pro forma disclosure. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock option activity for the twenty-six weeks ended July 1, 2006 was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic Value (in millions)
Options outstanding at January 1, 2006	1,717	$7.98	7.9	$
Options granted	682	6.01
Options exercised	(308)	0.59
Options terminated, cancelled or expired	(395)	10.03

Options outstanding at July 1, 2006	1,696	$8.05	8.5		$2.2

Options exercisable at July 1, 2006	635	$7.70	7.4		$1.3

The aggregate intrinsic value at July 1, 2006 is based upon the closing stock price on the preceding day.

At July 1, 2006, a total of approximately 1,330,000 shares were available for future grants under the terms of the Plans.

At July 1, 2006, the Company had approximately $5.1 million of total unrecognized compensation expense, related to stock option plans grants that will be recognized over the remaining weighted average period of 2.4 years. Cash received from stock option exercises was approximately $18,000 and $203,000 during the thirteen weeks ended and twenty-six weeks ended July 1, 2006. The total intrinsic value of options exercised was approximately $120,000 and $1.9 million for the thirteen and twenty-six weeks ended July 1, 2006, respectively.

Note 3 – Income Taxes

In the twenty-six weeks ended July 1, 2006, the Company recorded a tax benefit of $2.9 million. The Company’s effective tax rate of 36.8% differs from the federal statutory tax rate of 34% due primarily to the impact of state taxes and permanent book-to-tax differences, which include tax-free interest income received from municipal bonds. The Company recently completed an Internal Revenue Service audit of its 2003 and 2004 income tax returns. As a result of that audit, the Company was assessed an additional $87,393 and $32,015 in income taxes for the fiscal years ending 2003 and 2004 respectively, due to certain timing differences. We have recorded these items in the current period as an increase of deferred tax assets.

Note 4 – Bank Credit Facility

As of July 1, 2006, the Company’s outstanding borrowings under its credit facility were $3.2 million. As of July 1, 2006, $1.4 million of stand-by letters of credit were outstanding and approximately $5.4 million were available for advance under the credit facility.

The Company entered into a secured revolving line of credit with Wells Fargo HSBC Trade Bank, N. A. as amended on December 23, 2005. This Agreement was further amended on July 17, 2006 (Amended Credit Agreement). The Amended Credit Agreement provides for an overall credit line up to a maximum of $10.0 million (including a sub-limit of $5.0 million for letters of credit) with a maturity date of November 30, 2007.

Borrowings under the Amended Credit Agreement are based upon a percentage of eligible inventory and accounts receivable and are secured by the Company’s inventory, accounts receivable, equipment, general intangibles and other rights to payments. The agreement prohibits the payment or declaration of any dividends or the redemption or repurchase of any shares of any class of the Company’s stock. The Amended Credit Agreement contains various restrictive and financial covenants including an $8.0 million limit on capital expenditures in any fiscal year and financial covenants related to net worth and net income. Interest on outstanding borrowings in the Amended Credit Agreement is calculated at the lender’s floating prime rate plus .25%. Interest is payable on the last day of each month. As of July 1, 2006, the interest rate on outstanding borrowings was 8.25%.

The financial covenants were revised in the Amended Credit Agreement, including covenants pertaining to the period ended July 1, 2006. The Company was in compliance with these financial covenants as of July 1, 2006. Since August 10, 2006, the Company has been out of compliance with certain SEC reporting requirements of its credit agreement as a result of not filing its Form 10-Q within 40 days of quarter end. The Company received a waiver of default on August 10, 2006 from Wells Fargo HSBC Trade Bank, N.A.. On January 10, 2007, the Company received an additional waiver.

Although the Company is currently in compliance with its loan covenants, if it does not remain in compliance it may be restricted from borrowings until the Company returns to compliance with the covenants or the Company obtains an additional waiver which may or may not be available to it.

Note 5 – Related Party Transactions

On June 22, 2006, the Company entered into an agreement, effective June 30, 2006, with Robert Forbes, Jr., the Company’s Founder and Director, which calls for Mr. Forbes to prepare a monthly Company newsletter. The Company will pay Mr. Forbes $100,000 a year for these services. In addition, Mr. Forbes has agreed to continue to serve as a member of the board of directors of the Company for at least six months from June 30, 2006, and the Company has agreed to pay Mr. Forbes $25,000 for his services as a member of the board of directors. The agreement terminates on June 30, 2007.

The Company rents studio space from an affiliate of a member of the Board of Directors pursuant to a lease dated February 9, 2004. Rent expense related to this space was $27,545 and $25,455 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively, and $94,146 and $50,763 for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively.

From 2002 through 2004, a former member of management served on the board of directors of an information systems vendor which supplied the Company with design, programming and development services for a computer system. During this time, the Company spent approximately $2.1 million with this vendor. The former member of management resigned from the board of directors of the vendor effective in April 2004. Cumulative amounts paid to the vendor from the inception of services through July 1, 2006 were approximately $5.1 million.

The Company made sales to certain members of its Board of Directors. These sales totaled approximately $1,066 and $24,800 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively. These sales totaled approximately $5,461 and $28,700 for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively. The Company also made sales to employees. These sales totaled approximately $249,000 and $196,900 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively. These sales totaled approximately $526,000 and $335,100 for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively.

Note 6 - Commitments

Operating lease obligations consist of office, studio, outlet and fulfillment center lease obligations. Capital lease obligation consists of an obligation for the lease of a phone system. Between December 31, 2005 and July 1, 2006, the Company has entered into operating lease commitments for new studios (including an outlet) increasing minimum lease obligations by $7.7 million.

Note 7 – Stockholder Rights Plan

On May 23, 2006, the Board of Directors of the Company adopted a Stockholder Rights Plan (the “Rights Plan”) designed to protect its stockholders in the event of a proposed takeover. The Rights Plan, which expires in 2016, will not prevent a takeover, but will encourage anyone seeking a takeover of the Company to negotiate with the Board of Directors first. The Rights Plan was not approved in response to any specific effort to acquire control of the Company. As part of the Rights Plan, the Board of Directors declared a dividend distribution of the right to purchase from the Company one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $50.00 per one one-thousandth (1/1000th) of a Preferred Share on each outstanding share of the Company’s common stock, subject to certain anti-dilution adjustments.

Subject to some exceptions, the rights will be exercisable if a person or group acquires 15 percent or more of the Company’s common stock or announces a tender offer for 15 percent or more of the common stock. Because of the nature of the Preferred Shares’ dividend, liquidation and voting rights, the value of one one-thousandth of a Preferred Share purchasable upon exercise of each right should approximate the value of one share of common stock.

In the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each Preferred Share will be entitled to receive 1,000 times the amount received per share of common stock. Until the rights are exercised, the holders of the rights, as such, will have no rights as stockholders of the Company beyond those as an existing stockholder, including, without limitation, the right to vote or to receive dividends. If the Company is acquired in a merger, or another way that has not been approved by the Board of Directors, each right will entitle its holder to purchase a number of the acquiring company’s common shares having a market value at that time of twice the right’s exercise price. The dividend was payable to stockholders of record on June 2, 2006.

The rights may be redeemed in whole, but not in part, at a price of $0.01 per right (the “Redemption Price”) by the Board of Directors at any time prior to the time that the rights have become exercisable. The redemption of the rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the rights, the right to exercise the rights will terminate and the only right of the holders of rights will be to receive the Redemption Price.

On May 25, 2006, the Company filed a Certificate of Designations setting forth the terms of the Preferred Shares with the Delaware Secretary of State.

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

Overview

Design Within Reach is an integrated multi-channel provider of distinctive modern design furnishings and accessories. We market and sell our products to both residential and commercial customers through three integrated sales channels, consisting of our studios sales, online sales and phone sales. We offer approximately 850 products in various categories, including chairs, tables, workspace and outdoor furniture, lighting, floor coverings, beds and related accessories, bathroom fixtures, fans and other home and office accessories.

Our policy of having core products “in stock and ready to ship” is a significant departure from the approach taken by many other modern design furnishings retailers. Our business operates on the premise that multiple, integrated sales channels improve customer convenience, reinforce brand awareness, and enhance knowledge of our product, and our customers often use all of these channels in the course of making a purchase decision. While our studios are our primary sales vehicle, our website and catalog are focused marketing vehicles and tools for building brand awareness and educating the customer about our products and designers. The furniture buying process can be a lengthy one, especially in the luxury segment that DWR occupies. This often requires the customer to contact us multiple times before making a purchase. We believe the seamless connection among our studios, website and catalog help to facilitate this process. We believe the fact that many of our studio proprietors and sales executives are educated in design and have design related experience provides a better customer experience and helps to drive sales.

We have experienced significant growth in customers and sales since our founding in 1998. We began selling products through the phone and online in the second half of 1999, and we opened our first studio in November 2000. We base our decisions on where to open new studios by categorizing markets into “tiers” based on household population statistics and supporting sales data collected from our other sales channels. We opened the majority of our new studios in markets in our top two tiers during fiscal year 2006. Although most of our studios have been open less than three full years, our experience indicates that studio openings significantly improve our overall market penetration rates in the markets in which they are located. In addition, we have seen our online sales increase in markets where we have studios compared to markets where we do not have studios. In recent years, we have continued to increase sales as our studio base grows; studios have increased in number from one at the end of 2001 to 62 studios and one outlet operating in 21 states and the District of Columbia as of July 1, 2006. During the twenty-six weeks ended July 1, 2006, we opened six studios and one outlet. We opened one additional studio during the fourth quarter. We expect to open between three to five new studios in fiscal 2007, in major and smaller urban markets.

All of our sales channels utilize a single common inventory held at our Hebron, Kentucky fulfillment center. Because we don’t offer a “cash and carry” option in our studios, we are able to more fully utilize selling space and avoid the operational issues that often arise with stock balancing and store replenishment. We currently source our products primarily in the U.S. and Europe. In fiscal year 2005, we purchased approximately 39% of our product inventories from manufacturers in foreign countries, 35.4% of which was paid for in Euros. Although we put a hedging strategy in place to mitigate the impact of currency fluctuations during the fourth quarter of 2004, we have not been satisfied with the results of this strategy. The final hedge contract under this arrangement was settled in July 2006. Consequently, we are evaluating new hedging programs for execution upon the completion of our current hedging program and intend to make changes to it during fiscal year 2007. We also plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, we will strive to source products in other parts of the world including Latin America and Asia where product costs are expected to be lower. However, we believe this will not begin to favorably impact our product margins until fiscal year 2008.

In May 2005, we converted our then existing information technology systems to new, custom-built systems supporting our product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. These information technology systems also are used to generate information for our financial reporting. We encountered problems with the conversion, due in large part to the absence of rigorous testing of the new systems prior to implementation. In particular, the new systems do not contain mechanisms to automatically identify and correct or reject erroneous or incomplete data. During the third quarter of fiscal year 2005, we hired a consulting firm to assess the inadequacies of the system. As a result of that review process, we plan to replace the existing system, as discussed below. Our existing system cost us approximately $5.1 million and the net book value was approximately $1.7 million as of July 1, 2006. We decided to accelerate depreciation of the system during the third quarter of fiscal year 2005 such that the IMARC system will be fully depreciated when the new system is implemented.

During the first quarter of 2006, we undertook a process to clearly define and document the requirements for the new system. During the second quarter of 2006, we finalized the high-level specifications for the new system, selected a software vendor, hired a consulting firm to assist with implementation, and began the process of customizing, configuring, testing and installing the new system. We currently expect to complete the installation of the new system in 2007.

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

Basis of Presentation

Net sales consist of studio sales, phone sales, online sales, other sales and shipping and handling fees, net of returns by customers. Studio sales consist of sales of merchandise to customers at our studios, phone sales consist of sales of merchandise through the toll-free numbers associated with our printed catalogs, online sales consist of sales of merchandise from orders placed through our website, and other sales consist of sales made by our business development executives, warehouse sales, and outlet sales. Warehouse sales consist of periodic clearance sales at various locations of product samples and products that customers have returned. Outlet sales consist of sales at our outlet of product samples and returned product from customers. Shipping and handling fees consist of amounts we charge customers for the delivery of merchandise. Cost of sales consists of the cost of the products we sell and inbound and outbound freight costs. Handling costs, including our fulfillment center expenses, are included in selling, general and administrative expenses.

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

As initially disclosed in our August 18, 2006 press release, we were previously unable to complete the reconciliation of a difference between the accrued inventory sub-ledger and the general ledger necessary to provide for a timely filing of this Quarterly Report on Form 10-Q. The difference between the general ledger and the sub-ledger arose in connection with the implementation of our IMARC inventory and sales system in May 2005 and inadequate training of finance personnel with respect to changes in procedures necessitated by the change in systems. Since that time, we have performed extensive procedures to reconcile the account back to May 2005, and we recently completed the reconciliation. In connection with the preparation of the accompanying financial statements, we determined that accrued inventory and cost of goods sold needed to be reduced by approximately $136,000 due to errors in prior periods. This amount is the cumulative adjustment for the periods from May 1, 2005 through July 1, 2006. When combined with the other unadjusted differences in the financial statements, we have concluded that the impact of this adjustment on both prior periods as well as the current reporting period is not material to our financial statements for the respective periods. As such, we have recorded this adjustment during the thirteen weeks ended July 1, 2006.

Results of Operations

Comparison of the thirteen weeks ended July 1, 2006 (Second Quarter 2006) to the thirteen weeks ended July 2, 2005 (Second Quarter 2005)

Net Sales. Net sales increased $7.1 million, or 16.9%, to $49.0 million in the Second Quarter 2006, from $41.9 million in the Second Quarter 2005. Approximately $3.3 million of the increase in net sales is from sales generated from eleven studios opened from July 3, 2005 through July 1, 2006. Additional sales were generated from three warehouse sale events that occurred in the Second Quarter 2006 versus the one warehouse event in the Second Quarter 2005 and the free shipping promotion offered in the Second Quarter 2006. As a result, studio and warehouse sales increased $5.5 million or 23.6% and $2.2 million or 314.3%, respectively compared to the Second Quarter 2005. Online sales increased $1.0 million, or 14.5%, and phone sales decreased $1.4 million, or 21.5%, in the Second Quarter 2006 compared to the Second Quarter 2005. We had 62 studios and one outlet open at the end of the Second Quarter 2006 compared to 51 studios open at the end of the Second Quarter 2005. Shipping and handling fees received from customers for delivery of merchandise decreased $0.2 million, or 4.4%, to $4.3 million in the Second Quarter 2006 compared to $4.5 million in the Second Quarter 2005 primarily due to the free shipping promotions offered in June 2006.

	Thirteen weeks ended
(in millions)	July 1, 2006	% of Net Sales	July 2, 2005	% of Net Sales	Change	% Change
Studio sales	$28.8	58.8%	$23.3	55.6%	$5.5	23.6%
Online sales	7.9	16.1%	6.9	16.5%	1.0	14.5%
Phone sales	5.1	10.4%	6.5	15.5%	(1.4)	(21.5)%
Other sales	2.9	5.9%	0.7	1.7%	2.2	314.3%
Shipping and handling fees	4.3	8.8%	4.5	10.7%	(0.2)	(4.4)%

Net sales	$49.0	100.0%	$41.9	100.0%	$7.1	16.9%

Cost of Sales. Cost of sales increased by $4.4 million, or 19.4%, to $27.7 million in the Second Quarter 2006 from $23.2 million in the Second Quarter 2005. As a percentage of net sales, cost of sales increased to 56.5% in the Second Quarter 2006 from 55.4% in Second Quarter 2005. This increase is due primarily to the effect of the warehouse sale events at a significantly lower margin. Our hedging policy did not negatively affect cost of goods sold as greatly as in First Quarter 2006.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased by $6.1 million, or 36.7%, to $22.7 million in the Second Quarter 2006 from $16.6 million in the Second Quarter 2005. As a percentage of net sales, SG&A expenses increased to 46.4% in the Second Quarter 2006 from 39.6% in the Second Quarter 2005. These increases are primarily due to the following:

•	Salaries and benefits increased partly due to stock-based compensation as well as salary expense related to the eleven new studios and one outlet opened from July 3, 2005 through July 1, 2006. In conjunction with the adoption of SFAS 123R, we recorded compensation expense in second quarter 2006 of approximately $511,000 related to stock options and employee stock purchases. In the Second Quarter 2005, we recorded approximately $149,000 in amortized deferred stock based compensation in accordance with APB 25.

•	Occupancy and related expense increased primarily due to depreciation of long-lived assets. Depreciation expense increased to approximately $2.3 million in the Second Quarter 2006 from approximately $1.3 million in the Second Quarter 2005. As a percentage of net sales, depreciation and amortization expenses increased to 4.7% of net sales in the Second Quarter 2006 from 3.1% of net sales in the Second Quarter 2005. Included in the increase is approximately $300,000 in additional depreciation expense related to our information technology systems due to our decision in the Fourth Quarter 2005 to shorten the expected life of the systems, which we plan to replace by early fiscal 2007. Additionally, depreciation expenses increased primarily as a result of significant increases in spending on capital assets associated with improvements in our network infrastructure and our new studio openings over the period reported.

•	Other selling general and administrative expenses consist primarily of fulfillment and merchant fees which are directly related to sales volume as well as information systems and telecommunications, bank fees, and miscellaneous corporate expenses. Other expenses increased from $2.0 million in the Second Quarter 2005 to $3.0 million in the Second Quarter 2006 due to higher corporate expenses. During, the Second Quarter three warehouse sales were held in Chicago, IL, Hebron, KY and San Francisco, CA in order to sell scratch-and-dent inventories and overstocked merchandise. Expenses associated with these infrequent events increased other expenses in the Second Quarter 2006.

•	Professional fees were approximately $900,000 for the thirteen weeks ended July 1, 2006 compared to approximately $200,000 for the same period last year, an increase of $700,000. This increase is primarily attributable to the increase in Sarbanes-Oxley compliance related fees, accounting, and legal fees.

The following table details SG&A expenses:

	Thirteen weeks ended
(in millions)	July 1, 2006	% of Net Sales	July 2, 2005	% of Net Sales	Change	% Change
Salaries and benefits	$8.9	18.2%	$6.7	16.0%	$2.2	32.8%
Occupancy and related expense	6.3	12.9%	4.6	10.9%	1.7	37.0%
Catalog, advertising and promotion	3.6	7.3%	3.1	7.4%	0.5	16.1%
Other SG&A expenses	3.0	6.1%	2.0	4.8%	1.0	50.0%
Professional - legal, consulting, SOX	0.9	1.8%	0.2	0.5%	0.7	350.0%

Total SG&A	$22.7	46.3%	$16.6	39.6%	$6.1	36.7%

Interest Income decreased to $70,000 in the Second Quarter 2006 compared to $94,000 in the Second Quarter 2005, primarily due to lower investment and cash balances in the Second Quarter 2006.

Interest Expense increased to approximately $71,000 in the Second Quarter 2006 compared to $29,000 in the Second Quarter 2005 primarily to a higher amount of short-term borrowings under our bank credit facility for working capital purposes and for capital expenditures associated with new studios in the Second Quarter 2006.

Income Taxes. We recorded an income tax benefit of approximately $600,000 in the Second Quarter 2006 compared with an income tax expense of approximately $791,000 in the Second Quarter 2005, due to a net loss in the Second Quarter 2006 compared to net earnings in the Second Quarter 2005. Our effective tax rate was 42.2% due to permanent book-to-tax differences, which include exercise of incentive stock options and tax-free interest income from municipal bonds. We recently completed an Internal Revenue Service audit of our 2003 and 2004 income tax returns. As a result of that audit, we were assessed an additional $87,393 and $32,015 in income taxes for the fiscal years ending 2003 and 2004 respectively, due to certain timing differences. We have recorded these items in the current period as an increase of deferred tax assets.

Net Earnings (Losses). As a result of the foregoing factors, a net loss of $833,000 was recorded in the Second Quarter of 2006 compared with net income of $1.4 million in the same period of 2005.

Comparison of the twenty-six weeks ended July 1, 2006 to July 2, 2005

Net Sales. Net sales increased $6.5 million, or 8.4%, to $83.9 million in the twenty-six weeks ended July 1, 2006, compared to $77.4 million in the twenty-six weeks ended July 2, 2005 primarily due to higher studio sales, three warehouse sales and increased promotional activities. Online and phone sales decreased $0.3 million, or 2.1%, and $2.5 million, or 20.8%, respectively, in the twenty-six weeks ended July 1, 2006 compared to the twenty-six weeks ended July 2, 2005 as customers increasingly moved from direct to studio channels. Studio sales increased $7.8 million, or 18.7%, to $49.6 million in the twenty-six weeks ended July 1, 2006 from $41.8 million in twenty-six weeks ended July 2, 2005. We had 62 studios and one outlet open at the end of July 1, 2006 compared to 51 studios open at the end of July 2, 2005. Shipping and handling fees received from customers for delivery of merchandise decreased $0.5 million, or 6.1%, to $7.7 million in the twenty-six weeks ended July 1, 2006 compared to $8.2 million in the twenty-six weeks ended July 2, 2005 primarily due to the free shipping event in June 2006.

	Twenty-six weeks ended
(in millions)	July 1, 2006	% of Net Sales	July 2, 2005	% of Net Sales	Change	% Change
Studio sales	$49.6	59.1%	$41.8	54.0%	$7.8	18.7%
Online sales	14.2	16.9%	14.5	18.7%	(0.3)	(2.1)%
Phone sales	9.5	11.3%	12.0	15.5%	(2.5)	(20.8)%
Other sales	2.9	3.5%	0.9	1.2%	2.0	222.2%
Shipping and handling fees	7.7	9.2%	8.2	10.6%	(0.5)	(6.1)%

Net sales	$83.9	100.0%	$77.4	100.0%	$6.5	8.4%

Cost of Sales. Cost of sales increased $5.1 million, or 11.8%, to $48.3 million in the twenty-six weeks ended July 1, 2006 from $43.2 million in the twenty-six weeks ended July 2, 2005. As a percentage of net sales, cost of sales increased to 57.5% in the twenty-six weeks ended July 1, 2006 from 55.8% in twenty-six weeks ended July 2, 2005. This increase is due primarily to an ineffective hedging strategy and the effect of the warehouse sale events which were at a significantly lower margin as well as lower margin on freight revenue.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $12.9 million, or 41.9%, to $43.7 million in the twenty-six weeks ended July 1, 2006 from $30.8 million in the twenty-six weeks ended July 2, 2005. As a percentage of net sales, SG&A expenses increased to 52.1% in the twenty-six weeks ended July 1, 2006 from 39.8% in the twenty-six weeks ended July 2, 2005. These increases are primarily due to the following:

•	Included in salaries and benefits is stock-based compensation. In conjunction with the adoption of SFAS 123R on January 1, 2006, we recorded compensation expense of approximately $1.0 million related to stock options and employee stock purchases during the twenty-six weeks ended July 1, 2006. In the twenty-six weeks ended July 2, 2005, we recorded approximately $304,000 in amortized deferred stock based compensation in accordance with APB 25. In addition, the increase in salaries and benefits is related to the opening of eleven studios and one outlet from July 3, 2005 through July 1, 2006 and severance costs incurred during the twenty-six weeks ended July 1, 2006.

•	Included in occupancy and related expense is depreciation of long-lived assets. Depreciation expense increased to approximately $4.5 million in the twenty-six weeks ended July 1, 2006 from approximately $2.3 million in the twenty-six weeks ended July 2, 2005. As a percentage of net sales, depreciation and amortization expenses increased to 5.4% of net sales in the twenty-six weeks ended July 1, 2006 from 3.0% of net sales in the twenty-six weeks ended July 2, 2005. Included in the increase is approximately $600,000 in additional depreciation expense related to our information technology systems due to our decision in the Fourth Quarter 2005 to shorten the expected life of the systems, which we plan to replace by early fiscal 2007. Additionally, depreciation expense increased as a result of significant increases in spending on capital assets associated with our new studio openings and improvements in our network infrastructure, such as investments in servers, desktop computers and related software licenses. The increase in occupancy and related expenses is also in part due to the increased occupancy costs associated with the eleven studios opened from July 3, 2005 through July 1, 2006.

•	Other Selling, General and Administrative expenses consist primarily of fulfillment and merchant fees which are directly related to sales volume as well as information systems and telecommunications, bank fees, and miscellaneous corporate expenses. Other SG&A expenses increased $1.3 million from $4.0 million in the twenty-six weeks ended July 2, 2005 to $5.3 million in the twenty-six weeks ended July 1, 2006 due to higher corporate expenses. During the Second Quarter 2006, three warehouse sales were held in Chicago, IL, Hebron, KY and San Francisco, CA in order to sell scratch-and-dent inventories and overstocked merchandise. Expenses associated with these infrequent events increased Other SG&A expenses in the Second Quarter 2006.

•	Professional fees increased approximately $2.4 million primarily due to increases in auditing fees and professional fees related to Sarbanes-Oxley (“SOX”) compliance.

The following table details SG&A expenses:

	Twenty-six weeks ended
(in millions)	July 1, 2006	% of Net Sales	July 2, 2005	% of Net Sales	Change	% Change
Salaries and benefits	$17.2	20.5%	$12.3	15.9%	$4.9	39.8%
Occupancy and related expense	12.5	14.9%	8.3	10.7%	4.2	50.6%
Catalog, advertising and promotion	5.7	6.8%	5.6	7.2%	0.1	1.8%
Other SG&A expenses	5.3	6.3%	4.0	5.2%	1.3	32.5%
Professional - legal, consulting, SOX	3.0	3.6%	0.6	0.8%	2.4	400.0%

Total SG&A	$43.7	52.1%	$30.8	39.8%	12.9	41.9%

Interest Income decreased to $156,000 in the twenty-six weeks ended July 1, 2006 from $209,000 in the twenty-six weeks ended July 2, 2005 primarily due to lower investment and cash balances in the twenty-six weeks ended July 1, 2006.

Interest Expense increased to approximately $120,000 in the twenty-six weeks ended July 1, 2006 compared to $38,000 in the twenty-six weeks ended July 2, 2005 primarily due to a higher amount of short-term borrowings under our bank credit facility for working capital purposes and for capital expenditures associated with new studios.

Other Income . In the twenty-six weeks ended July 1, 2006, we recorded other income of approximately $142,000 consisting primarily of the rental of customer lists, which was partially offset by losses incurred from foreign exchange transactions.

Income Taxes. We recorded an income tax benefit of approximately $2.9 million in the twenty-six weeks ended July 1, 2006 and income tax expense of approximately $1.3 million in the twenty-six weeks ended July 2, 2005. Our effective tax rate was 36.8% due to permanent book-to-tax differences, which include incentive stock options and tax-free interest income from municipal bonds.

Net Earnings (Losses). As a result of the foregoing factors, a net loss of $5.1 million was incurred in the twenty-six weeks ended July 1, 2006 compared with net income of $2.2 million in the twenty-six weeks ended July 2, 2005.

Liquidity and Capital Resources

Cash, cash equivalents and investments consist of cash, auction rate securities and municipal bonds. As of July 1, 2006, cash, cash equivalents and investments were approximately $10.0 million. Working capital was $18.9 million and $32.4 million at July 1, 2006 and July 2, 2005, respectively.

Cash Flows

The following table summarizes our cash flow activity for the period:

	Twenty-six weeks ended
	July 1, 2006	July 2, 2005
	(In thousands)
Operating activities	$(1,587)	$(1,094)
Investing activities	(650)	3,174
Financing activities	4,366	1,875

Net cash used in operating activities remained relatively unchanged in the twenty-six weeks ended July 1, 2006 compared to the twenty-six weeks ended July 2, 2005. During the twenty-six weeks ended July 1, 2006, net cash used by operating activities was $1.6 million, primarily due to the increase in inventory and the change in deferred income taxes, partially offset by an increase in accounts payable and accrued expenses. The increase in inventory was in part due to the increase in inventory to support the growth in sales. The increase in accounts payable is in part related to the increase in inventory.

We used $650,000 in investing activities for the twenty-six weeks ended July 1, 2006 compared with net cash provided by investment activities of $3.2 million for the twenty-six weeks ended July 2, 2005. Capital expenditures during the twenty-six weeks ended July 1, 2006 were $5.9 million which were partially offset by the net sales of investments. The capital expenditures during the twenty-six weeks ended July 1, 2006 were primarily for property and equipment for the six stores and one outlet opened during the period and for capital expenditures related to the new information technology system to be implemented in 2007. Purchases of $9.4 million in the twenty-six weeks ended July 2, 2005 were primarily related to the property and equipment for our store expansion and the implementation of an information technology system. We opened six studios and one outlet during the twenty–six weeks ended July 1, 2006 compared to eighteen during the same period last year.

During twenty-six weeks ended July 1, 2006, we opened six new studios and one new outlet. We opened one studio in the fourth quarter of 2006. In fiscal year 2007, we anticipate that our commitments for capital investment will be for three new studios as well as a new information technology system and an upgrade to our website. We estimate that capital expenditures for fiscal 2007 will be approximately $8.5 million.

Net cash provided by financing activities in the twenty-six weeks ended July 1, 2006 was comprised of borrowings against our bank credit facility of $3.2 million, borrowings related to our new information technology system of approximately $1.0 million, and $226,000 in issuance of common stock pursuant to our equity incentive plans. On March 15, 2005, we completed a public offering of 2,070,000 shares of common stock at $15.80 per share. Of the shares offered, 100,000 were offered by us and 1,970,000 were offered by selling stockholders. We raised net proceeds of $898,000 in our second public offering, net of underwriting discounts and offering expenses.

For the remaining twenty-six weeks ending December 30, 2006, our capital requirements are primarily to fund the opening of both one new studio and expenditures related to the new information technology system.

As of July 1, 2006, we had available a total of approximately $15.4 million in unused capital resources, not including cash flows we expect to generate from operating activities, for our future cash needs as follows:

•	approximately $10.0 million in cash and investments; and

•	approximately $5.4 million in availability under our working capital line of credit.

Although we expect to continue incurring operating losses through the end of 2006, we expect that the borrowings available under our working capital facility, assuming continued compliance with the covenants under this facility, as well cash and investments will provide sufficient capital resources to carry on our business for the next twelve months.

Other than our working capital facility, we do not have any significant available credit, bank financing or other external sources of liquidity. We are exploring increasing our liquidity by obtaining an increased working capital facility from another lender. There is no assurance that we will be able to obtain an increased working capital facility. Our challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable. If additional financing is not readily available, we may be forced to scale back our operations.

Commitments

We have entered into a secured revolving line of credit with Wells Fargo HSBC Trade Bank, N.A., which was amended on July 17, 2006 (the “Amended Credit Agreement”). The Amended Credit Agreement provides for an overall credit line up to a maximum of $10.0 million including a sub-limit of $5.0 million for letters of credit with a maturity date of November 30, 2007. The letters of credit are for $2.5 million each in an equipment line of credit for the importation of furniture and another to secure lease deposits for new retail space. The line of credit is subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time to provide working capital and expires on November 30, 2007. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate plus .25%. Interest accrued on this line is payable on the last day of each month. As of July 1, 2006, the interest rate for the operating line of credit was 8.25%. Amounts borrowed under the Amended Credit Agreement are secured by our accounts receivable, inventory and equipment. The Amended Credit Agreement prohibits the payment or declaration of any dividends or the redemption or repurchase of any shares of any class of our stock. The Amended Credit Agreement contains various restrictive and financial covenants, including an $8.0 million limit on capital expenditures in any fiscal year and covenants tied to net worth and net income, including for the period ended July 1, 2006. As of July 1, 2006, $3.2 million of borrowings and $1.4 million of stand-by letters of credit were outstanding under this facility and approximately $5.4 million was available to be drawn from the operating line of credit.

We were in compliance with the financial covenants as amended on July 17, 2006 for the period ending July 1, 2006. Since August 10, 2006, we have been out of compliance with certain SEC reporting requirements of our credit agreement as a result of not filing our Form 10-Q within 40 days of quarter end. We received a waiver of default on August 10, 2006 from Wells Fargo HSBC Trade Bank, N.A.. On January 10, 2007, we received an additional waiver. Although we are currently in compliance with the financial covenants, if we do not remain in compliance with our loan covenants, we may be restricted from borrowings until we return to compliance with the covenants or we obtain an additional waiver which may or may not be available to us. We cannot provide assurances that any such covenant waivers or amendments will be obtained or that the lender will not require additional collateral, significant cash payments or additional incentives in connection with any such waivers or amendments.

Critical Accounting Policies

Our financial statements have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are set forth below.

Revenue Recognition. We recognize revenue on the date on which we estimate that the product has been received by the customer. We record as deferred revenue any sales made in the last week of the reporting period for which we estimate delivery in the following period. Those estimated amounts are recorded as deferred revenue. We also record any payments received prior to the date goods are shipped to the customer as customer deposits. We use our third-party freight carrier information to estimate standard delivery times to various locations throughout the U.S. Sales are recorded net of estimated returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Although our actual returns historically have not differed materially from estimated returns, in the future, actual returns may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. The reserve for estimated product returns was approximately $417,000 and $905,000 as of July 1, 2006 and July 2, 2005, respectively. We recognize net sales revenue for shipping and handling fees charged to customers at the time products are estimated to have been received by customers.

Shipping and Handling Costs. Shipping costs, which include inbound and outbound freight costs, are included in cost of sales. We record costs of shipping products to customers in our cost of sales at the time products are estimated to have been received by customers. Handling costs, which include fulfillment center expenses, call center expenses, and credit card fees, are included in selling, general and administrative expenses. Handling costs were approximately $2.7 million and $1.9 million for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively. Handling costs were approximately $4.7 million and $3.8 million for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively. Our gross margin calculation may not be comparable to that of other entities, which may allocate all shipping and handling costs to cost of sales, resulting in lower gross margin, or to operating expenses, resulting in higher gross margin.

Inventory. Inventory consists primarily of finished goods purchased from third-party manufacturers. Inventory on hand is carried at a computed average cost which approximates a first-in first-out method and the lower of cost or market. We write down inventory for estimated damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. Although our actual inventory write-downs historically have not differed materially from estimated inventory write downs, in the future, actual inventory write downs may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. As of July 1, 2006 and July 2, 2005, inventory reserves amounted to approximately $2.6 million and $1.0 million, respectively.

Stock-Based Compensation. In the first quarter 2006, we adopted the modified prospective method for valuing stock options we grant in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. Under SFAS 123R, we recognized $511,000 of compensation expense related to stock options and employee stock purchases in the thirteen weeks ended July 1, 2006. For the twenty-six weeks ended July 1, 2006, we recognized approximately $1.0 million of compensation expense related to stock options and employee stock purchases. Stock based compensation expense is classified in Selling, General and Administrative expenses. We calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model. The following assumptions are used in the model: (1) a blended volatility rate using a combination of historical stock price and market-implied volatility for traded and quoted options on the equities for the group of retail companies for which exchange traded options are observed, (2) a risk-free interest rate based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option, (3) a dividend yield based on historical and expected dividend payouts, (4) an expected life of employee stock options based on the simplified method allowed by SAB 107 and (5) a forfeiture rate based on historical data. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adopting SFAS 123R, we recorded deferred stock-based compensation charges in the amount by which the exercise prices of certain options were less than the fair value of our common stock at the date of grant under the intrinsic value method of accounting as defined by the provisions of Accounting Principles Board (“APB”) Statement No. 25.

Accounting for Stock Issued to Employees. In the thirteen and twenty-six weeks ended July 2, 2005, respectively, we recognized approximately $515,000 or $0.04 per share and $1,003,000 or $.07 per share, in deferred stock-based compensation expense. Upon adoption of SFAS 123R in the first quarter, the balance of $628,000 of deferred compensation was charged to additional paid-in capital. Prior to adopting SFAS 123R, we recorded deferred stock-based compensation charges in the amount by which the exercise prices of certain options were less than the fair value of our common stock at the date of grant under the intrinsic value method of accounting as defined by the provisions of Accounting Principles Board (“APB”) Statement No. 25.

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

Advertising Costs. Prepaid catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs, for all of our direct response catalogs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual sales to the total of actual and estimated future sales on an individual catalog basis. The period of expected future benefit is calculated based on our projections of when approximately 90% of sales generated by the catalog will be made. Based on data we have collected, we historically have estimated that catalogs have a period of expected future benefit of two to four months. The period of expected future benefit of our catalogs would decrease if we were to publish new catalogs more frequently in each year, or increase if we published them less frequently. Prepaid catalog costs are evaluated for realizability at the end of each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. We account for consideration received from our vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received from such vendors were approximately $163,000 and $179,000 in the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively. Co-operative advertising amounts received from such vendors were approximately $394,000 and $382,000 in the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively.

Impairment of Long-Lived Assets. Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate the net book value may not be recoverable. Management considers the following circumstances and events to assess the recoverability of carrying amounts: 1) a significant adverse change in the extent or manner in which long-lived assets are being used or in its physical condition, 2) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, 3) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, and 4) a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. An impairment loss is recognized if the sum of the expected future cash flows from use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the assets and their estimated fair values. In fiscal year 2005, we shortened the estimated useful lives for certain computer systems having a net book value of approximately $3.2 million from three years to 18 months as a result of our plans to replace them in fiscal year 2007. The impact of this change is anticipated to be an expense of approximately $1.2 million, and $300,000, in fiscal years 2006 and 2007, respectively. These amounts will reduce net income or increase net losses. The net book value of these assets as of July 1, 2006 is approximately $1.7 million.

Derivative and Hedging Activities. We record derivatives, particularly cash flow hedges for foreign currency, at fair value on our balance sheet, including embedded derivatives. We account for foreign currency option contracts on a monthly basis by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged is sold in each reporting period. Our derivative positions are used only to manage identified exposures. Management evaluates our hedges for effectiveness at the time they are designated as well as throughout the hedge period. With respect to any derivative that is deemed ineffective, the ineffective portion is reported through earnings. Management evaluates the ineffectiveness of outstanding contracts when it is probable that the original forecasted transaction will change. The effective portion of changes in the fair value of cash flow hedges is recorded in other comprehensive income (loss) and is recognized in cost of sales when the underlying inventory is sold. We recorded approximately $69,000 for ineffectiveness in the twenty-six weeks ended July 1, 2006. There were no amounts recorded for ineffectiveness in the twenty-six weeks ended July 2, 2005.

Caution on Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including the following: our profitability may be impaired; if we fail to offer merchandise that our customers find attractive, the demand for our products may be limited; we do not have long-term vendor contracts and as a result we may not have continued or exclusive access to products that we sell; our business depends, in part, on factors affecting consumer spending that are not within our control; our business will be harmed if we are unable to implement our growth strategy successfully; the expansion of our studio operations could result in increased expenses with no guarantee of increased earnings; if we do not manage our inventory levels successfully, our operating results will be adversely affected; we depend on domestic and foreign vendors, some of which are our competitors, for timely and effective sourcing of our merchandise; declines in the value of the U.S. dollar relative to foreign currencies could adversely affect our operating results; and we face intense competition and if we are unable to compete effectively, we may not be able to maintain profitability and the discussions set forth below under the caption “Risk Factors” and other factors detailed in this Quarterly Report on Form 10-Q for the twenty-six weeks ended July 1, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

All of our sales and a portion of our expenses are denominated in U.S. dollars, and our assets and liabilities together with our cash holdings are predominantly denominated in U.S. dollars, but we purchased approximately 39% of our product inventories from manufacturers in Europe, 35.4% of which were paid for in Euros. In fiscal year 2005, the value of the dollar increased approximately 10% relative to the Euro. However, we did not benefit significantly from this strengthening of the dollar because we made most of our fiscal year 2005 inventory purchases in the first part of the year when the dollar was still weak relative to the Euro and because of the costs associated with hedging contracts we purchased at a time when the dollar was relatively weak. The fact that much of our inventory was purchased in the early part of the year when the dollar was still weak relative to the Euro reflected an increased cost to us of merchandise sourced from Europe. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. To mitigate our exchange rate risk relating to the Euro, under our current hedging program, we typically purchase foreign currency option contracts with maturities of 12 months or less for purchases of merchandise based on forecasted demand at certain prices. However, we discontinued purchasing these foreign currency option contracts in August 2005. We account for these contracts on a monthly basis in recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold in each reporting period. Additionally, outstanding contracts are evaluated quarterly for ineffectiveness by evaluating changes in forecasted foreign purchases. In the second quarter 2006, our actual demand was less than our forecasted demand, and the amount of Euros we hedged was greater than the amount we needed for purchases of inventory. We are evaluating our foreign currency hedging strategy going forward and will make changes to it in fiscal year 2007. As of July 1, 2006, we had one foreign currency option contract outstanding which settled at the end of July 2006. We are also working to diversify our mix of suppliers to reduce our dependence on Euro-denominated purchases. We plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, we will strive to source products in other parts of the world, including Latin America and Asia where product costs are expected to be lower. However, we believe this will not begin to favorably impact our product margins until fiscal year 2008.

Future hedging transactions may or may not successfully mitigate losses caused by currency fluctuations. In addition to the direct effect of changes in exchange rates on cost of goods, changes in exchange rates also affect the volume of purchases or the foreign currency purchase price as vendors’ prices become more or less attractive. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations. Net activity on cash flow hedges reported in stockholders’ equity were approximately $303,000 and $(763,000) during the Second Quarters 2006 and 2005, respectively. The extent of this risk is not quantifiable or predictable because of the variability of the Euro and the forecasted demand of cost of goods.

With respect to any derivative that is deemed ineffective through management’s evaluation, the ineffective portion is reported through earnings by recording foreign currency losses in other expenses. Management evaluates the ineffectiveness of outstanding contracts when it is probable that the original forecasted transaction will change. The effective portion of changes in the fair value of cash flow hedges is recorded in other comprehensive income (loss) and is recognized in cost of sales when the underlying inventory is sold. We recorded approximately $15,000 for ineffectiveness in the second quarter 2006 and included that amount in other income (expense). There were no amounts recorded for ineffectiveness in the second quarter 2005.

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

In addition, we have interest payable on our operating line of credit. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the future financing requirements. As of July 1, 2006, approximately $3.2 million borrowings were outstanding under this facility. Our interest expense would not increase or decrease materially for the thirteen and twenty-six weeks ended July 1, 2006 in the event of a 100 basis increase or decrease in interest rates.

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

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 2 as being a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

In light of the material weaknesses listed above and described more fully in our Annual Report on Form 10-K, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance U.S. GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. Nevertheless, it is reasonably possible that, if not remediated, the material weaknesses described above could result in a material misstatement of our financial statement accounts that might result in a material misstatement to a future annual or interim period.

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

Changes in Internal Control Over Financial Reporting

There was no significant change in our internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management has discussed the material weaknesses as previously disclosed in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2005 and other deficiencies with our audit committee. There has not been significant change in our progress to remediate control weaknesses reported during 2005 due to significant employee turnover. In the first half 2006, we experienced significant employee turnover in accounting/finance, inventory control and planning, human resources and executive management. We actively began searches and interviews for candidates to fill positions, particularly in accounting and finance. In June 2006, we filled the position for Vice President—Finance and Corporate Controller and in July 2006 we filled our Chief Financial Officer and Accounting Director positions. Several positions remain vacant and work continues to be performed by temporary contractors to meet basic business requirements. We continue to seek to hire additional personnel as needed to focus on our ongoing remediation initiatives and compliance efforts. In an effort to remediate the identified material weaknesses and other deficiencies, beginning in the third quarter of 2006, we intend to implement or are currently in the process of implementing remedial measures, including, but not limited to the following:

Inadequate controls over period-end financial reporting process

•	We will continue to enhance and adhere to financial closing procedures, including the use of checklists, established schedules and other monitoring tools to ensure financial statements are accurate, complete and timely compiled.

•	We have established and implemented a journal entry processing policy to ensure the proper segregation of duties and that review and approval activities occur for all transactions recorded in the general ledger.

•	We plan to establish more robust benchmarks and monitoring activities to evaluate historical information used in reserve calculations.

•	We plan to establish review and follow-up procedures prior to the approval of significant reserves.

•	We plan to perform timely cash application activities and reconciliations.

•	We plan to continue to enhance and adhere to financial closing procedures through the use of checklists and other monitoring tools to ensure that the necessary reconciliation activities are being performed and reviewed in a timely manner by management.

Inadequate segregation of duties

•	We plan to re-allocate and/or reassign duties of employees by providing clear job descriptions to enhance segregation of duties.

•	We plan to restrict access to systems applications to eliminate incompatible duties and ensure employees’ access is limited to only those activities needed to perform designated job responsibilities.

Inadequate control over systems, financial applications and data access

•	We will apply user access restrictions within critical systems and financial applications to prevent unauthorized access and/or establish monitoring mechanisms and procedures to properly detect unauthorized system access and provide follow up when needed to ensure adherence to the proper segregation of duties.

•	At the end of the first quarter of 2006, we established and documented a corporate purchasing policy and approval matrix, which specifies the dollar limits for approval of various types of purchases and authorization of banking arrangements and treasury activities. At the same time, we also established a capitalization policy that specifies specific duties and authorizations for those employees specifically accounting for and handling fixed assets.

Account analyses, account summaries and account reconciliations

As we previously disclosed, we identified an unreconciled difference between our general ledger and our sub-ledger with respect to accrued inventory. The balance in accrued inventory at any point in time reflects inventory we have received but for which we have not yet received an invoice. The difference between the general ledger and the sub-ledger with respect to the accrued inventory account arose in connection with the implementation of our IMARC inventory and sales system in May 2005 and inadequate training of finance personnel with respect to changes in procedures necessitated by the change in systems. We performed extensive procedures to reconcile the accrued inventory account back to May 2005, and we recently completed this reconciliation.

We have undertaken steps to avoid further unreconciled differences between the general ledger and sub-ledger with respect to the accrued inventory account, including the following:

•	We are striving to make sure all vendor invoices are entered into IMARC on a current basis in order to verify open items against vendor statements and resolve any issues.

•	All transactions affecting the accrued inventory account are being reviewed to ensure they are correct and posting to the appropriate account.

•	Improvements and controls in the IMARC system were put in place in the fourth quarter of 2006.

•	Accounts payable training is ongoing and entry errors are being identified on a more current basis.

Documentation of account policies and procedures

•	We plan to establish accounting policies and procedures to ensure finance and accounting staff are provided with adequate guidance for calculating and recording non-routine transactions and estimates related to significant balance sheet accounts. We will provide proper training in conjunction with the development and implementation of such policies.

Records retention

•	We plan to establish a records retention policy which outlines the requirements and procedures for retaining the appropriate supporting documentation for financial transactions and plan to implement procedures designed to ensure compliance with the related policy.

Inventory management and merchandise accounts payable

•	We plan to establish and implement procedures to capture inventory receipt documentation to ensure the timely matching of purchase documents and recording of complete inventory amounts.

•	We plan to establish a customer returns policy outlining the procedures for the issuance of customer refunds and credits and receipt of returned merchandise. Additionally, we plan to add system restrictions or other monitoring controls to ensure returns are authorized and that refunds and credits are issued only upon the receipt of returned products.

•	We plan to establish formal accounts payable procedures designed to ensure proper comparisons of purchase orders, receiving documents and vendor invoices, timely recording of merchandise and invoices received, and accurate processing of vendor payments.

•	We plan to establish and implement formal policies and procedures for handling stock adjustments to ensure that significant adjustments are properly reviewed and authorized by management and properly documented with adequate support and that adjustments are monitored by management for reasonableness.

•	We have engaged a consultant to address and correct the inventory control issues in the system. This work was completed in the fourth quarter of 2006.

Non-merchandise accounts payable

•	We will implement our corporate purchasing policy and approval matrix, established at the beginning of 2006, which specifies the dollar limits for approval of various types of purchases and required documentation to support transactions. Concurrently, we plan to establish an accounts payable policy and procedures to ensure consistent application of payable processing activities and to establish methodologies for consistently recording accrued liabilities and ensuring the proper cut-off of liabilities.

•	We plan to establish an accounts payable policy setting forth formal accounts payable procedures designed to ensure a proper three-way matching of non-merchandise documents or adequate support to evidence amounts, approval and receipt. The policy will further dictate that all necessary review activities shall be performed prior to the approval of disbursements to ensure proper amounts are recorded and paid and that the corporate purchasing policy and approval matrix are being followed.

•	The accounts payable policy also will specify formal accounts payable procedures for setting up and maintaining vendor data and related master files. The procedures will include required monitoring activities to ensure that changes made to vendor data are valid, accurate and complete.

Merchandise inventory costing and valuation procedures

•	We plan to enhance system applications to ensure that automated processing of inventory transactions record receipts using the proper cost tables and the cost tables obtain real-time or current and accurate foreign currency rates. Additional enhancements will include revisions to existing account mapping of automated transactions and the establishment of new account mappings to ensure the proper general ledger accounts are recorded for batch-processed inventory transactions.

•	We plan to establish and implement monitoring activities of product tables and master files in the system to ensure costs are accurate and complete and that changes made to the master files are properly authorized. We will make periodic comparisons of the differences between the estimated landing costs based on a point-to-point rate and the actual landing costs.

•	We plan to establish formal accounts payable procedures designed to ensure proper comparisons of purchase orders, receiving documents and vendor invoices, the timely recordation of merchandise and invoices received, and accurate processing of vendor payments.

•	We plan to establish procedures for updating and maintaining current inventory cost data to ensure accurate and complete product costs. Monitoring and review activities will be specifically assigned to improve our ability to detect on a timely basis any unauthorized and/or invalid changes made to product costs. The policies will require these activities to be performed on a regular, scheduled basis to ensure costs and freight amounts are current.

•	We plan to establish and implement a journal entry processing policy to ensure the proper segregation of duties and to ensure that review and approval activities occur for all transactions recorded in the general ledger.

•	We plan to continue the implementation of comprehensive account analyses, account summaries and reconciliations we started to remediate in the fourth quarter of fiscal year 2005.

Recording of, and accounting for, fixed assets

•	We plan to continue to implement the capitalization policy we established in the first quarter of 2006 by developing procedures for taking physical inventory of certain fixed assets; obtaining authorizations for purchases and the initiation of major construction projects; accounting for acquisitions, disposals, impairment, and depreciation; and monitoring budgets.

•	We plan to review, and revise, if necessary, our methodologies for evaluating construction-in-progress and practices for accounting for and recording transactions on a regular basis.

Tax computations outsourced to third-party experts.

•	We plan to establish review procedures designed to ensure the accuracy and completeness of financial information provided to third-party experts who compute tax amounts and to ensure the accuracy of tax amounts recorded in the general ledger.

Revenue recognition and accounts receivable

•	We plan to establish review and follow up procedures prior to the approval of significant reserves.

•	We plan to establish more robust benchmarks and monitoring activities to effectively evaluate historical information used in reserve calculations.

•	We plan to perform timely cash application activities and reconciliations.

Payroll transactions

•	We plan to implement the segregation of duties remediation action items noted above to ensure that payroll activities are not incompatibly performed.

Treasury functions

•	We plan to establish monitoring activities over banking and investing activities.

•	We plan to continue to follow and enhance financial closing procedures through the use of checklists and other monitoring tools to ensure that the necessary reconciliation activities are being performed and reviewed in a timely manner by management.

Spreadsheets used in the financial reporting process

•	We plan to establish a spreadsheet control policy and implement the necessary procedures to comply with such policy.

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

We were originally incorporated in November 1998 and began selling products in July 1999. As an early stage company with limited operating history, we face risks and difficulties, such as challenges in accurate financial planning and forecasting as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories. These difficulties are particularly evident with respect to the evaluation and prediction of the operating results and expenses of our studios, as we opened our first studio in November 2000 and have expanded from one studio at the end of 2001 to 62 studios and one outlet as of July 1, 2006. Further, our limited operating history will make it difficult for investors and securities analysts who may choose to follow our common stock, if any, to evaluate our business, strategy and prospects. Our failure to address these risks and difficulties successfully would seriously harm our business.

If we fail to offer merchandise that our customers find attractive, the demand for our products may be limited.

In order for our business to be successful, our product offerings must be distinctive in design, useful to the customer, well made, affordable and generally not widely available from other retailers. We may not be successful in offering products that meet these requirements in the future. If our products become less popular with our customers, if other retailers, especially department stores or discount retailers, offer the same products or products similar to those we sell, or if demand generally for design products such as ours decreases or fails to grow, our sales may decline or we may be required to offer our products at lower prices. If customers buy fewer of our products or if we have to reduce our prices, our net sales will decline and our operating results would be adversely affected.

We believe that our future growth will be substantially dependent on increasing sales of existing core products, and maintaining or increasing our current gross margin rates. We may not be able to increase the growth of existing core and-new products or maintain or increase our gross margin rate in future periods. Failure to do so may adversely affect our business.

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

We plan to open three to four new studios in fiscal year 2007. We anticipate the costs associated with opening these new studios will be approximately $1.6 million in fiscal year 2007. However, we may not be able to attain our target number of new studio openings, and any of the new studios that we open may not be profitable, either of which could have an adverse impact on our financial results. Our ability to expand by opening new studios will depend in part on the following factors:

•	the availability of attractive studio locations;

•	our ability to negotiate favorable lease terms;

•	our ability to identify customer demand in different geographic areas;

•	general economic conditions; and

•	availability of sufficient funds for expansion.

Even though we plan to expand the number of geographic areas in which our studios are located, we expect that our studio operations will remain concentrated in limited geographic areas. This concentration could increase our exposure to fluctuating customer demand, adverse weather conditions, competition, distribution problems and poor economic conditions in these regions. In addition, our phone sales, online sales or existing studio sales in a specific region may decrease as a result of new studio openings in that region.

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

Some of our expenses will increase with the opening of new studios, such as headcount and lease occupancy expenses. Moreover, as we increase inventory levels to provide studios with product samples and support the incremental sales generated from additional studios, our working capital needs will increase. We may not be able to manage this increased inventory without decreasing our earnings. If studio sales are inadequate to support these new costs, our earnings will decrease. In addition, if we were to close any studio, whether because a studio is unprofitable or otherwise, we likely would be unable to recover our investment in leasehold improvements and equipment at that studio and would be liable for remaining lease obligations.

We do not have long-term vendor contracts and as a result we may not have continued or exclusive access to products that we sell.

All of the products that we offer are manufactured by third-party suppliers. We do not typically enter into formal exclusive supply agreements for our products and, therefore, have no exclusive contractual rights to-market and sell them. Since we do not have arrangements with any vendor or distributor that would guarantee the availability or exclusivity of our products from year to year, we do not have a predictable or guaranteed supply of these products in the future. If we are unable to provide our customers with continued access to popular products, our net sales will decline and our operating results would be harmed.

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

Our business will be harmed if we are unable to implement our growth strategy successfully.

Our growth strategy primarily includes the following components:

•	increase studio sales;

•	increase online sales;

•	increase marketing via print media;

•	refine our product offerings;

•	reduce our dependence on our catalog for marketing; and

•	attract and retain qualified sales and merchandising personnel

Any failure on our part to implement any or all of our growth strategies successfully would likely have a material adverse effect on our financial condition.

We rely on our studio operations, which could have unpredictable results.

Our success depends in part on our ability to market, advertise and sell our products effectively through the Design Within Reach Studios. In the twenty-six weeks ended July 1, 2006, studio sales totaled $49.6 million, representing 59.1% of our total net sales during such period. We believe that the continued success of our studio operations depends on the following factors:

•	our ability to continue to offer a merchandise mix that is attractive to our customers;

•	our ability to add new customers in a cost-effective manner;

•	our ability to develop key partnerships with young designers;

•	the continuation of a robust new housing and loft conversion market in key urban areas; and

•	the continuation of growth in demand in the commercial sectors.

In addition our catalog remains our primary marketing vehicle. Catalog production and mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories. We incur nearly all of these costs prior to the mailing of each catalog. As a result, we are not able to adjust the costs incurred in connection with a particular mailing to reflect the actual performance of the catalog. Increases in costs of mailing, paper or printing would increase our costs and would adversely impact our earnings as we would be unable to pass such increases directly on to our customers or offset such increases by raising prices. If we were to experience a significant shortfall in anticipated sales from a particular mailing, and thereby not recover the costs associated with that mailing, our future results would be adversely affected. In addition, response rates to our mailings and, as a result, sales generated by each mailing, are affected by factors such as consumer preferences, economic conditions, the timing of catalog mailings, the product mix in a particular catalog, the timely delivery by the postal system of our catalog mailings and changes in our merchandise mix, several of which may be outside our control. Furthermore, we have historically experienced fluctuations in the response rates to our catalog mailings. Customer response to our catalogs is dependent on merchandise assortment, merchandise availability and creative presentation, as well as the size and timing of delivery of the catalogs. If we are unable to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which would adversely affect our future operating results.

We have made and will continue to make certain systems changes that might disrupt our supply chain operations and delay our release of financial results.

Our success depends on our ability to source merchandise efficiently through appropriate systems and procedures. In May 2005, we converted our then -existing information technology system to a new, custom-built system supporting our product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. These information technology systems also are used to generate information for our financial reporting. We encountered problems with the conversion, due in large part to the absence of rigorous testing of the new systems prior to implementation. In particular, the new systems do not contain mechanisms to automatically identify and correct or reject erroneous or incomplete data. These system problems resulted in our being unable to complete our fiscal year 2005 audit and file our Annual Report on Form 10-K in a timely manner. During the third quarter of 2005, we hired a consulting firm to assess the inadequacies of the system. As a result of that review process, we have decided to replace our current system.

During the first quarter of 2006, we hired another consulting firm to clearly define and document the requirements for the new system. During the second quarter of 2006, we finalized the high-level specifications for the new system, selected a software vendor, hired a consulting firm to assist with implementation, and began the process of developing, testing and implementing the new system We have begun installation of the new system and will have the conversion completed in early 2007. There are inherent risks associated with replacing our core systems, including possible supply chain disruptions that could affect our ability to deliver products to our customers or delays in obtaining the information necessary for our financial reporting. We may not be able to successfully launch these new systems or launch them without supply chain disruptions or delays in releasing our financial results in the future. Any resulting supply chain disruptions could have a material adverse effect on our operating results. If we cannot produce timely and reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

Management has identified material weaknesses in internal controls over financial reporting. Our failure to implement and maintain effective internal controls in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer concluded that control deficiencies which constituted material weaknesses existed in our internal control over financial reporting as of December 31, 2005. As a result of these material weaknesses, our Board of Directors concluded that our disclosure controls and procedures were not effective as of December 31, 2005 at the reasonable assurance level. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses relating both to our control environment and our control activities.

Management determined that we had material weaknesses in our control environment because as of December 31, 2005 we did not have (1) a sufficient controls and procedures in place or appropriate depth of experience for our accounting and finance departments to ensure the preparation of interim and annual financial statements in accordance with US GAAP, (2) robust risk assessment processes, including strategic plans, budgets and clearly defined and communicated goals and objectives, (3) adequate monitoring of our existing control activities over financial reporting, (4) the ability to produce financial statements and deliver information to decision makers in a timely manner, and (5) the ability to remediate previously communicated weaknesses. In addition, we placed heavy reliance on manual procedures and controls without quality control review and other monitoring controls in place to adequately identify and assess significant risks that may impact financial statements and related disclosures. These conditions were exacerbated by problems encountered with the major systems implementation and significant turnover of personnel in several key finance and accounting and information technology positions, including the chief financial officer, controller and chief information officer. These control deficiencies could result in material misstatements of the annual or interim financial statements that would not be prevented or detected.

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

In second quarter 2006 we began to take steps to strengthen our internal control processes to address the matters we have identified. These measures may not, however, completely eliminate the material weaknesses we identified, and we may have additional material weaknesses or significant deficiencies in our internal controls that we have not yet identified. The existence of one or more material weaknesses or significant deficiencies could result in material errors in our financial statements, and we may incur substantial costs and may be required to devote substantial resources to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot produce timely and reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

We may need additional financing and may not be able to obtain additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.

We generated a net loss of $5.1 million in the twenty-six weeks ended July 1, 2006 and used cash in operations of $1.6 million during this period. We expect to continue incurring operating losses during the remainder of fiscal year 2006. We currently have a credit agreement with Wells Fargo HSBC Trade Bank, N.A., as amended July 17, 2006, which provides up to a $10.0 million operating line of credit. As of July 1, 2006, we were in compliance with financial covenants under our amended credit agreement. Since August 10, 2006, we have been out of compliance with certain SEC reporting requirements of our credit agreement as a result of not filing our Form 10-Q within 40 days of quarter end. We received a waiver of default on August 10, 2006 from Wells Fargo HSBC Trade Bank, N.A.. On January 10, 2007, we received an additional waiver. Although we are currently in compliance with the financial covenants, if we do not remain in compliance with our loan covenants, we may be restricted from borrowings until we return to compliance with the covenants or we obtain an additional waiver which may or may not be available to us. We cannot provide assurances that any such covenant waivers or amendments will be obtained or that the lender will not require additional collateral, significant cash payments or additional incentives in connection with any such waivers or amendments.

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

Our success depends in part on our ability to market, advertise and sell our products through our website. In the 26 week period ended July 1, 2006, online sales totaled $14.2 million, representing 16.9% of our total net sales. The success of our online business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to additional risks and uncertainties associated with the Internet. These risks include changes in required technology interfaces, website downtime or slowdowns and other technical failures or human errors, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to respond successfully to these risks and uncertainties might adversely affect the sales through our online business, as well as damage our reputation and increase our selling, general and administrative expenses.

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

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from foreign and domestic designers, manufacturers and distributors. We have no long-term purchase contracts with any of our suppliers and, therefore, have no contractual assurances of continued supply, pricing or access to products, and any vendor could discontinue selling to us at any time. In the twenty-six period ended July 1, 2006, products supplied by our five largest vendors represented approximately 31.0% of our total purchases during this period.

Additionally, some of our suppliers, including Herman Miller, Inc., Vitra Inc. and Kartell US Inc., compete directly with us in both residential and commercial markets and may in the future choose not to supply products to us. In 26 six week period ended July 1, 2006, products supplied by Herman Miller, Inc., Vitra Inc. and Kartell US Inc. represented approximately 17.5% of our total purchases during this period. Additionally, some of our smaller vendors have limited resources, production capacities and operating histories, which means that they may not be able to timely produce sufficient quantities of certain products demanded by our customers. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Any inability to acquire suitable merchandise or the loss of one or more key vendors could have a negative effect on our business and operating results because we would be missing products from our merchandise mix unless and until alternative supply arrangements are made. Moreover, we may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality or more expensive than those we currently purchase.

New accounting pronouncements may impact our future results of operations.

In twenty-six week period ended July 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment” issued by the Financial Accounting Standards Board, or FASB. SFAS No. 123R requires us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. In accordance with SFAS 123R, we adopted a fair value-based method for measuring the compensation expense related to share-based compensation. In the twenty-six weeks ended July 1, 2006, we recognized approximately $1.0 million in expense related to stock-based compensation under SFAS 123R. Future financial impact is difficult to predict because it will depend on levels of share-based payments granted in the future, assumptions used to determine fair value and forfeiture rates used to calculate the expense.

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

In the twenty-six weeks ended July 1, 2006, our sales of products supplied by Herman Miller, Inc., the manufacturer of, among other items, the Aeron Chair, the Eames Lounge Chair and Ottoman, the Eames® Aluminum Management Chair and the Noguchi Table, constituted approximately 11.0% of our total product sales. Sales of products supplied by our top five vendors constituted approximately 27.0% of our total product sales in twenty-six week period ended July 1, 2006. Although we have no formal supply agreements with any of these vendors, we believe that sales of products we obtain from these vendors will continue to constitute a substantial portion of our sales in the future. However, sales of products from these vendors may not continue to increase or may not continue at this level in the future. If sales of products from these vendors decrease, our net sales will decrease and the price of our common stock may be adversely affected.

Changes in the value of the U.S. dollar relative to foreign currencies and/or any failure by us to adopt and implement an effective hedging strategy could adversely affect our operating results.

During the twenty-six weeks ended July 1, 2006, we generated all of our net sales in U.S. dollars. However during the same period, we purchased approximately 51.7% of our product inventories from international vendors, with 35.4% of our total product inventory purchases being in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, our effective cost of supplies of product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of goods sold and decrease our gross margin.

In fiscal year 2005, the value of the dollar increased approximately 10% relative to the Euro. However, we did not benefit significantly from this strengthening of the dollar because we made most of our fiscal year 2005 inventory purchases in the first part of the year when the dollar was still weak relative to the Euro and because of the hedging contracts we purchased at a time when the dollar was relatively weak. Under our hedging strategy, we purchased foreign currency option contracts with maturities of 12 months or less to hedge our currency risk on anticipated purchases of merchandise based on our forecasted demand. We account for hedging contracts on a monthly basis by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged is sold in each reporting period. However, when derivative positions exceed identified exposures, such contracts are considered “ineffective” and reported through earnings (loss). In the twenty-six week period ended July 1, 2006, our actual demand was less than our forecasted demand, and the amount of Euros we hedged was greater than the amount we needed for purchases of inventory. As a result, we recorded approximately $69,000 for ineffectiveness during the twenty-six week period ended July 1, 2006.

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

We currently source a substantial portion of our products from foreign manufacturers located in Canada, Denmark, Germany, Italy, The Netherlands, Spain, and in other countries. As such, we are subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, work stoppages, economic uncertainties, including inflation, foreign government regulations, wars and fears of war, acts of terrorism, political unrest and trade restrictions. Additionally, countries in which our products are currently manufactured or may be manufactured in the future may become subject to trade restrictions imposed by the United States or foreign governments. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas could increase the cost or reduce the supply of merchandise available to us and adversely affect our operating results.

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

We cannot control all of the various factors that might affect our timely and effective procurement of supplies of product from our vendors and delivery of merchandise to our customers. All products that we purchase, domestically or overseas, must be shipped to our fulfillment center in Hebron, Kentucky by third-party freight carriers, except for those products that are shipped directly to our customers from the manufacturer. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit, work stoppages including as a result of events such as longshoremen strikes, transportation and other delays in shipments including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, lack of freight availability and freight cost increases. In addition, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered to us through airfreight, which is significantly more expensive than standard shipping by sea. As a result, we may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, we may not be able to timely receive merchandise from our vendors or deliver our products to our customers.

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

We have had three different Chief Executive Officers since October 2005. In October 2005, our then President and Chief Executive Officer, Wayne Badovinus, resigned his employment from the Company. As a result, Tara Poseley, previously serving as Vice President—Merchandising, was promoted to the position. In May 2006, Ms. Poseley resigned her employment from the Company. In May 2006, Ray Brunner, who previously served as the Executive Vice President— Studio Operations and Real Estate, accepted the position as President and Chief Executive Officer. Other key personnel turnover in the last twelve months include our Chief Financial Officer (position subsequently filled), Vice President—Finance and Corporate Controller (position subsequently filled), Chief Information Officer, Vice President—Human Resources, Vice President—Inventory Planning and Executive Vice President—Merchandising and Marketing. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could impact our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business.

Our success depends to a significant extent upon the efforts and abilities of our current senior management to execute our business plan.

In particular, we are dependent on the services of Ray Brunner, our President and Chief Executive Officer. We do not have a long-term employment agreement with Mr. Brunner. The loss of the services of Mr. Brunner, any of the other members of our senior management team, or of other key employees could have a material adverse effect on our ability to implement our business strategy and on our business results. Recent changes in our senior management have been and any future departures of key employees or other members of senior management may be disruptive to our business and may adversely affect our operations. Additionally, our future performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. If members of our existing management team are not able to manage our company or our growth, or if we are unable to attract and retain additional qualified personnel as needed in the future, our business results will be negatively impacted.

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

In addition, because our website is accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. Our failure to qualify in a state or country where we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could have a material adverse effect on our business. During fiscal year 2005 and through the 26 weeks ended July 1, 2006, we have been subject to sales and use tax audits by various states as well as a current Internal Revenue Service audit for fiscal year 2003. Although any adverse results for completed audits have not been material to us, there is a risk that federal, state and local jurisdictions may challenge the characterization of certain transactions and assess additional amounts, including interest and penalties. In the event that transactions are challenged by tax authorities, the review process would divert management attention and resources and we may incur substantial costs.

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

Item 3. Defaults Upon Senior Securities.

On July 17, 2006, we entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement provides for an overall credit line up to a maximum of $10.0 million including a sub-limit of $5.0 million for letters of credit with a maturity date of November 30, 2007.

Borrowings under the Amended Credit Agreement are based upon a percentage of eligible inventory and accounts receivable and are secured by our inventory, accounts receivable, equipment, general intangibles and other rights to payments. The agreement prohibits the payment or declaration of any dividends or the redemption or repurchase of any shares of any class of our stock. The Amended Credit Agreement contains various restrictive and financial covenants including an $8.0 million limit on capital expenditures in any fiscal year and financial covenants related to net worth and net income. Interest on outstanding borrowings in the Amended Credit Agreement is calculated at the lender’s floating prime rate plus .25%. Interest is payable on the last day of each month. As of July 1, 2006, the interest rate on outstanding borrowings was 8.25%.

The financial covenants were revised in the Amended Credit Agreement, including covenants pertaining to the period ended July 1, 2006. We were in compliance with these financial covenants as of July 1st, 2006. Since August 10, 2006, we have been out of compliance with certain SEC reporting requirements of our credit agreement as a result of not filing our Form 10-Q within 40 days of quarter end. We received a waiver of default on August 10, 2006 from Wells Fargo HSBC Trade Bank, N.A.. On January 10, 2007, we received an additional waiver.

Although we are currently in compliance with our loan covenants, if we do not remain in compliance we may be restricted from borrowings until we return to compliance with the covenants or we obtain an additional waiver which may or may not be available to us.

Item 4. Submission of Matters to a Vote of Security Holders.

A.	Our Annual Meeting of stockholders was held on June 22, 2006 (the “Annual Meeting”).

B.	The following Class II Directors were elected at the Annual Meeting:

Name	Position	Term Expires
Robert Forbes, Jr.	Class II Director	2009
Terry Lee	Class II Director	2009

The following Class I and Class III Directors continue to serve their respective terms which expire on our annual meeting of stockholders in the years noted:

Name	Position	Term Expires
Ray Brunner	Class III Director	2007
William McDonagh	Class III Director	2007
Lawrence Wilkinson	Class III Director	2007
John Hansen	Class I Director	2008
Hilary Billings	Class I Director	2008

C.	At the Annual Meeting, stockholders voted on three matters: (i) the election of two Class II Directors for a term of three years expiring in 2009; (ii) the approval of the Amended and Restated 2004 Equity Incentive Plan, which among other things, provided for the reservation of an additional 900,000 shares of common stock for issuance thereunder, extended the term of the plan to 2016, and removed the provisions regarding automatic increases to the share reserve; and (iii) the ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 30, 2006. The stockholders approved all three matters, and the voting results were as follows:

I.	Election of two Class II Directors:

Robert Forbes, Jr.	For 12,845,334	Withheld 131,878
Terry Lee	For 12,839,774	Withheld 137,438

II.	Approval of the Amended and Restated 2004 Equity Incentive Plan, which among other things, increased the number of shares of common stock reserved for issuance from 1,200,000 to 2,100,000, extended the term of the plan to 2016, and removed the provisions regarding automatic increases to the share reserve:

For 4,973,933 Against 362,276 Abstain 20,574 Broker Non-Vote 7,620,429

III.	Ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 30, 2006:

For 12,962,618	Against 600	Abstain 13,994

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.01(1)	Amended and Restated Certificate of Incorporation

3.02(2)	Amended and Restated Bylaws

4.01(3)	Form of Specimen Common Stock Certificate

10.22	Amended and Restated Credit Agreement between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006.

10.23	Revolving Credit Loan Note between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006

10.24	Security Agreement for Equipment and Fixtures between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006.

10.25	Continuing Security Agreement between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.

(2)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.

(3)	Incorporated by reference to the same-numbered exhibit (except where otherwise noted) to Amendment No. 1 to Registration Statement on Form S-1 (No. 333-113903) filed on May 17, 2004, as amended.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 16, 2007

/s/ John D. Hellmann
John D. Hellmann
Chief Financial Officer and Secretary
(Duly authorized Officer and Principal Financial Officer)