Form 10-Q
period 2006-09-30
DESIGN WITHIN REACH INC
filed 2007-02-20
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 8, 2007 was 14,417,654.

DESIGN WITHIN REACH, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Design Within Reach, Inc.

Condensed Balance Sheets

(Unaudited)

(amounts in thousands, except per share data)

	September 30, 2006	December 31, 2005	October 1, 2005
ASSETS
Current assets
Cash and cash equivalents	$6,212	$3,428	$6,317
Investments	—	9,652	7,750
Inventory	36,511	31,239	27,447
Income taxes receivable	2,661	—	—
Accounts receivable (less allowance for doubtful accounts of $301, $ 253 and $15, respectively)	2,561	1,568	2,356
Prepaid catalog costs	1,026	1,237	1,550
Deferred income taxes	2,076	2,569	5,772
Other current assets	4,855	4,125	6,017

Total current assets	55,902	53,818	57,209

Property and equipment, net	25,749	25,474	25,427
Deferred income taxes, net	8,037	7,365	1,201
Other non-current assets	1,040	676	552

Total assets	$90,728	$87,333	$84,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,437	$18,056	$15,177
Accrued expenses	6,783	5,414	3,825
Deferred revenue	3,285	1,690	2,129
Customer deposits and other liabilities	2,321	2,898	2,975
Bank credit facility	2,102	—	—
Notes payable, current portion	361	—	—
Capital lease obligation, current portion	43	114	112

Total current liabilities	34,332	28,172	24,218

Deferred rent and lease incentives	5,418	4,470	3,180
Notes payable, net of current portion	692	—	—
Capital lease obligation	—	22	54
Deferred income tax liabilities	1,127	1,127	1,249

Total liabilities	41,569	33,791	28,701

Commitments and Contingencies
Stockholders’ equity
Preferred stock – $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 14,414, 14,042 and 13,856 shares	14	14	17
Additional paid-in capital	56,254	55,756	54,616
Deferred compensation	—	(628)	(905)
Accumulated other comprehensive loss	—	(789)	(1,092)
Accumulated earnings (deficit)	(7,109)	(811)	3,052

Total stockholders’ equity	49,159	53,542	55,688

Total liabilities and stockholders’ equity	$90,728	$87,333	$84,389

Design Within Reach, Inc.

Condensed Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$43,947	$39,442	$127,877	$116,833

Cost of sales	25,237	22,150	73,491	65,315

Gross margin	18,710	17,292	54,386	51,518

Selling, general and administrative expenses	20,860	18,787	64,629	49,603

Earnings (loss) from operations	(2,150)	(1,495)	(10,243)	1,915

Other income and (expenses):
Interest income	60	80	216	289
Interest expense	(105)	(13)	(225)	(51)
Other income	48	284	117	284

Total other income	3	351	108	522

Earnings (loss) before income taxes	(2,147)	(1,144)	(10,135)	2,437

Income tax expense (benefit)	(901)	(703)	(3,837)	642

Net earnings (loss)	$(1,246)	$(441)	$(6,298)	$1,795

Net earnings (loss) per share:
Basic	$(0.09)	$(0.03)	$(0.44)	$0.13

Diluted	$(0.09)	$(0.03)	$(0.44)	$0.12

Weighted average shares used in calculation of net earnings (loss) per share:
Basic	14,379	13,931	14,318	13,630

Diluted	14,379	13,931	14,318	14,755

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Thirty-nine weeks ended
	September 30, 2006	October 1, 2005
Cash flows from operating activities:
Net earnings (loss)	$(6,298)	$1,795
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	6,678	4,156
Stock-based compensation	1,252	921
Proceeds from early termination of lease	—	284
Ineffectiveness loss of derivatives	69	—
Loss on the sale/disposal of long-lived assets	122	—
Changes in assets and liabilities:
Accounts receivable, net	(993)	(1,012)
Inventory	(4,422)	(6,721)
Income taxes receivable	(2,661)	—
Prepaid catalog costs	211	312
Other assets	(926)	(3,598)
Accounts payable	1,082	1,865
Accrued expenses	1,840	(2,914)
Deferred revenue	1,595	114
Customer deposits and other liabilities	(248)	56
Deferred rent and lease incentives	948	1,306
Deferred income taxes	(1,293)	186

Net cash used in operating activities	(3,044)	(3,250)

Cash flows from investing activities:
Purchase of property & equipment	(7,264)	(11,298)
Proceeds from sales of property and equipment, net	17	—
Purchases of investments	(15,275)	(14,569)
Sales of investments	24,925	32,383

Net cash provided by investing activities	2,403	6,516

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	376	2,062
Borrowing on bank credit facility	2,102	—
Borrowing from other financing facility	1,040	—
Repayments of long term obligations	(93)	(86)

Net cash provided by financing activities	3,425	1,976

Net increase in cash and cash equivalents	2,784	5,242
Cash and cash equivalents at beginning of period	3,428	1,075

Cash and cash equivalents at end of the period	$6,212	$6,317

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$250	$1,761
Interest	$225	$51

Non cash investing and financing activities:
Unrealized (loss) on investments	$(2)	$—
Forfeiture of stock options related to deferred compensation	$—	$105

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

The Company operates on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. The Company’s 2005 fiscal year ended on December 31, 2005 and its 2006 fiscal year ended on December 30, 2006. Fiscal year 2005 consists of 52 weeks and fiscal year 2006 consists of 52 weeks.

Quarterly information (unaudited)

The accompanying unaudited condensed interim financial statements as of September 30, 2006 and October 1, 2005 and for the thirteen weeks and thirty-nine weeks ended September 30, 2006 and October 1, 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the fiscal periods ended September 30, 2006 and October 1, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation. These reclassifications did not have an impact on the Company’s results of operations. The Company reclassified outstanding checks in excess of cash balances at December 31, 2005 and October 1, 2005 from bank credit facility to accounts payable.

Segment Reporting

The Company’s business is conducted in a single operating segment. The Company’s chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company’s entire operations for purposes of making operating decisions and assessing performance.

Inventories

Inventory on hand consists primarily of finished goods purchased from third-party manufacturers. Inventory on hand is carried at a computed average cost which approximates a first-in first-out method and the lower of cost or market. As of September 30, 2006 and October 1, 2005, inventory was $36.5 million and $27.4 million, net of reserves of $2.8 million and $1.6 million, respectively. Inventory in transit, which is included in the inventory balance, consists of purchased goods from third-party manufacturers which are shipments in transit as of the respective reporting dates. Inventory in transit is at estimated cost. As of September 30, 2006 and October 1, 2005, the Company recorded inventory in transit of $4.1 million and $2.6 million, respectively.

Accounts Payable

Amounts included in accounts payable on the condensed balance sheets include approximately $3.4 million and $2.0 million, as of September 30, 2006 and October 1, 2005, respectively, representing outstanding checks in excess of the cash balances in the Company’s bank accounts with Wells Fargo Trade Bank, N.A.

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

Comprehensive Income (Loss)

Comprehensive income (loss) for the thirteen and thirty-nine weeks ended September 30, 2006 and October 1, 2005 was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
(in thousands)	(unaudited)		(unaudited)
Net earnings (loss)	$(1,246)	$(441)	$(6,298)	$1,795
Other comprehensive income (loss):
Unrealized loss on available for sale securities	—	(4)	(2)	(12)
Change in activity related to derivatives	56	(90)	791	(1,585)

Comprehensive income (loss)	$(1,190)	$(535)	$(5,509)	$198

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

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
(in thousands)	(unaudited)		(unaudited)
Shares used to compute basic earnings (loss) per share	14,379	13,931	14,318	13,630
Add: Effect of dilutive options outstanding	—	—	—	1,125

Shares used to compute diluted earnings (loss) per share	14,379	13,931	14,318	14,755

The Company has excluded its outstanding options of 1,518,440 as of September 30, 2006 from the calculation of diluted loss per share for the thirteen weeks and thirty-nine weeks ended September 30, 2006 and its outstanding options of 1,677,425 as of October 1, 2005 from the calculation of diluted loss per share for the thirteen weeks ended October 1, 2005 because these options are anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The Company’s significant accounting estimates include estimates of market value used in calculating inventory reserves to reflect inventory carried at the lower of cost or market, estimates of fair value used in calculating the value of stock-based compensation (including terms and estimated volatility), estimates of future forfeiture rates to determine net stock-based compensation, estimates of expected future cash flows and useful lives used in the review for impairment of long-lived assets, estimates of the Company’s ability to realize its deferred tax assets which are also used to determine whether valuation allowances are needed with respect to those assets, estimates of freight costs used to calculate accrued liabilities, estimates of returns used to calculate sales return reserves and inventory return reserves and estimates used in the calculation of inventory in transit. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has yet to determine the impact that the adoption of FIN 48 will have on its results of operations.

In October 2005, FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 became effective for the first reporting period beginning after December 15, 2005. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement 157, Fair Value Measurements (FAS 157). This statement clarifies the definition of fair value, the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The new guidance will be effective for the Company January 1, 2008 and the Company is currently assessing the impact on its financial statements.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how registrants should quantify financial-statement misstatements. Currently, the two methods most commonly used by preparers and auditors to quantify misstatements are the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses primarily on the balance sheet impact of misstatements). Under SAB 108, registrants will be required to consider both the rollover and iron curtain methods (i.e., a dual approach) when evaluating the materiality of financial statement errors. Registrants will need to revisit their prior materiality assessments and consider them using both the rollover and iron curtain methods. SAB 108 is effective for annual financial statements in the first fiscal year ending after November 15, 2006, therefore for the Company, the year ended December 30, 2006. The SAB provides transition accounting and disclosure guidance for situations in which a registrant concludes that a material error(s) existed in prior-period financial statements under the dual approach. Specifically, registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. The Company does not believe that the adoption of SAB 108 will have a material impact on its annual financial statements.

Note 2 – Stock-based Compensation

Stock Option Plans

In 1999, the Company adopted the 1999 Stock Plan (the “1999 Plan”) which allows for the issuance of incentive stock options and nonstatutory stock options to purchase shares of the Company’s common stock. The Company has reserved a total of 3,100,000 shares for issuance under the 1999 Plan. The Company does not intend to make any further issuances under the 1999 Plan.

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

Employee Stock Purchase Plan

In 2004, the Company adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP allows employees to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions at the beginning or end of the offering period, whichever is less. The ESPP operates through a series of concurrent twelve-month offering periods. Except for the first offering period, these offering periods generally start on the first trading day on or after May 1st and November 1st of each year and end, respectively, on the last trading day of the next October and April. The Company initially registered 300,000 shares of Common Stock for purchase under the ESPP. The reserve automatically increases on each December 31 during the term of the plan by an amount equal to the lesser of (1) 100,000 shares or (2) a lesser amount determined by the board of directors.

Accounting for Stock-based Compensation

Under SFAS 123R, the Company recognized approximately $253,000 before tax benefit and $1.3 million before tax benefit of stock-based compensation expense related to stock options and employee stock purchases in the thirteen weeks and thirty-nine weeks ended September 30, 2006, respectively. Stock-based compensation expense is included in Selling, General and Administrative Expenses. Prior to adoption of SFAS 123R, the Company recorded approximately $87,000 net of tax and $275,000 net of tax, in amortized expenses for deferred stock-based compensation in accordance with APB 25 for the thirteen and thirty-nine weeks ended October 1, 2005, respectively. Upon adoption of SFAS 123R in the first quarter of 2006, the remaining unamortized balance of $628,000 of deferred compensation was charged to additional paid-in capital.

The table below reflects net earnings (loss) and diluted net earnings (loss) per share had compensation expense been recognized in accordance with SFAS 123 for the thirteen and thirty-nine weeks ended October 1, 2005:

(in thousands, except per share amounts)	Thirteen weeks ended October 1, 2005 (unaudited)	Thirty-nine weeks ended October 1, 2005 (unaudited)
Net earnings (loss), as reported	$(441)	$1,795
Add: Stock-based compensation expense included in reported net earnings (loss), net of taxes	87	275
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(350)	(907)

Pro forma net earnings (loss)	$(704)	$1,163

Basic net earnings (loss) per share, as reported (1)	$(0.03)	$0.13
Basic net earnings (loss) per share, pro forma	$(0.05)	$0.09
Diluted net earnings (loss) per share, as reported (1)	$(0.03)	$0.12
Diluted net earnings (loss) per share, pro forma	$(0.05)	$0.08

(1)	Net earnings (loss) and net earnings (loss) per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123R until January 1, 2006.

Upon adoption of SFAS 123R, the Company continues to calculate the fair value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123R. The weighted-average estimated value of employee stock options granted during the thirteen weeks ended September 30, 2006 and October 1, 2005 was $3.26 per share and $10.77 per share, respectively. The weighted average estimated value of employee stock options granted during the thirty-nine weeks ended September 30, 2006 and October 1, 2005 was $3.38 and $6.69 per share respectively. The following weighted-average assumptions were used in arriving at these estimated values:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Risk-free interest rate	5.0%	5%	4.3%-5.0%	4%
Expected volatility of common stock	57.0%	64%	58.0%	46%
Dividend yield	0%	0%	0%	0%
Expected life (years)	5.9	5.0	5.9	5.0

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

Beginning the first quarter of 2006, the Company began using an estimated forfeiture rate of 11% based on historical data. The Company adjusted this rate in the second quarter of 2006 to 22%. The rate used in the third quarter 2006 was 22%. Prior to 2006, the Company assumed a 0% forfeiture rate in its calculation of the SFAS 123 pro forma disclosure. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock option activity for the thirty-nine weeks ended September 30, 2006 was as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate intrinsic Value (in millions)
Options outstanding at January 1, 2006	1,717	$7.98	7.9
Options granted	969	5.95
Options exercised	(359)	0.92
Options terminated, cancelled or expired	(808)	10.67

Options outstanding at September 30, 2006	1,519	$6.92	8.6	$1.4

Options exercisable at September 30, 2006	627	$6.99	7.4	$1.1

The aggregate intrinsic value at September 30, 2006 is based upon the closing stock price on the preceding day.

At September 30, 2006, a total of approximately 1,457,000 shares were available for future grants under the terms of the Plans.

At September 30, 2006, the Company had approximately $2.9 million of total unrecognized compensation expense, related to stock option plans grants that will be recognized over the remaining weighted average period of 2.7 years. Cash received from stock option exercises was approximately $148,000 and $330,000 during the thirteen weeks and thirty-nine weeks ended September 30, 2006. The total intrinsic value of options exercised was approximately $165,000 and $2.1 million for the thirteen and thirty-nine weeks ended September 30, 2006, respectively.

Note 3 – Income Taxes

In the thirty-nine weeks ended September 30, 2006, the Company recorded a tax benefit of $3.8 million. The Company’s effective tax rate of 37.9% differs from the federal statutory tax rate of 34% due primarily to the impact of state taxes and permanent book-to-tax differences, which include tax-free interest income received from municipal bonds. The Company recently completed an Internal Revenue Service audit of its 2003 and 2004 income tax returns. As a result of that audit, the Company was assessed an additional $87,393 and $32,015 in income taxes for the fiscal years ending 2003 and 2004 respectively, due to certain timing differences. We have recorded these items in the current period as an increase of deferred tax assets.

Note 4 – Notes Payable and Bank Credit Facility

The Company entered into a secured revolving line of credit with Wells Fargo HSBC Trade Bank, N. A. as amended on December 23, 2005. This Agreement was further amended on July 17, 2006 (“Amended Credit Agreement”). The Amended Credit Agreement provided for an overall credit line up to a maximum of $10.0 million (including a sub-limit of $5.0 million for letters of credit) with a maturity date of November 30, 2007.

Borrowings under the Amended Credit Agreement were based upon a percentage of eligible inventory and accounts receivable and were secured by the Company’s inventory, accounts receivable, equipment, general intangibles and other rights to payments. The agreement prohibited the payment or declaration of any dividends or the redemption or repurchase of any shares of any class of the Company’s stock. The Amended Credit Agreement contained various restrictive and financial covenants including an $8.0 million limit on capital expenditures in any fiscal year and financial covenants related to net worth and net income. Interest on outstanding borrowings in the Amended Credit Agreement was calculated at the lender’s floating prime rate plus 0.25%. Interest was payable on the last day of each month. As of September 30, 2006, the interest rate on outstanding borrowings was 8.50%.

The financial covenants were revised in the Amended Credit Agreement, including covenants pertaining to the period ended September 30, 2006. The Company was in compliance with these financial covenants as of September 30, 2006. Since August 10, 2006, the Company has been out of compliance with certain SEC reporting requirements of its credit agreement as a result of not filing its Form 10-Qs for the periods ended July 1, 2006 and September 30, 2006 within 40 days of quarter end. The Company received a waiver of default on August 10, 2006 from Wells Fargo HSBC Trade Bank, N.A. On January 10, 2007, the Company received an additional waiver. The Company filed its Form 10-Q for the period ended July 1, 2006 on January 16, 2007

As of September 30, 2006, the Company’s outstanding borrowings under its credit facility were $2.1 million. As of September 30, 2006, $1.5 million of stand-by letters of credit were outstanding and approximately $2.9 million were available for advance under the credit facility.

On February 2, 2007, the Company entered into a Loan, Guaranty and Security Agreement with Wells Fargo Retail Finance, LLC (the “Loan Agreement”) which replaced the loan with Wells Fargo HSBC Trade Bank, N.A. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20.0 million which may be increased to $25.0 million at the Company’s option, provided it is not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5.0 million. The amount the Company may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of the Company’s personal property, including equipment, fixtures, general intangibles, intellectual property and inventory. The Loan Agreement contains various restrictive covenants, including minimum availability, which is the amount the Company may borrow under the Loan Agreement, less certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures the Company may incur in any fiscal year.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability. In the event of default, the Company’s interest rates are increased by approximately two percentage points. On February 2, 2007 the Company had outstanding approximately $1.5 million in letters of credit under its previous line of credit with Wells Fargo HSBC. These letters of credit were transferred to the Company’s new facility and no others borrowings were outstanding with Wells Fargo HSBC on February 2, 2007.

The Company has various other notes payable, which consist primarily of unsecured equipment financing loans. As of September 30, 2006, the Company’s outstanding borrowings under these notes were $1.1 million with interest rates ranging from 2% to 6.75%. These notes mature in 2009. Future maturities of notes payable are as follows: 2007—$0.4 million, 2008—$0.4 million and 2009—$0.3 million.

Note 5 – Related Party Transactions

On June 22, 2006, the Company entered into an agreement, effective June 30, 2006, with Robert Forbes, Jr., the Company’s Founder, which calls for Mr. Forbes to prepare a monthly Company newsletter. The Company will pay Mr. Forbes $100,000 a year for these services. In addition, Mr. Forbes agreed to continue to serve as a member of the board of directors of the Company for at least six months from June 30, 2006, and the Company agreed to pay Mr. Forbes $25,000 for his services as a member of the board of directors. Mr. Forbes resigned as a director on January 10, 2007.

The Company rents studio space from an affiliate of a member of the Board of Directors pursuant to a lease dated February 9, 2004. Rent expense related to this space was $41,000 and $26,000 for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively, and $135,000 and $77,000 for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively.

From 2002 through 2004, a former member of management served on the board of directors of an information systems vendor which supplied the Company with design, programming and development services for a computer system. During this time, the Company spent approximately $2.1 million with this vendor. The former member of management resigned from the board of directors of the vendor effective in April 2004. Cumulative amounts paid to the vendor from the inception of services through September 30, 2006 were approximately $5.2 million.

The Company made sales to certain members of its Board of Directors. These sales totaled approximately $8,000 and $21,900 for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively. These sales totaled approximately $13,500 and $51,000 for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively. The Company also made sales to employees. These sales totaled approximately $317,000 and $217,000 for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively. These sales totaled approximately $844,000 and $552,000 for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively.

Note 6 – Commitments

Operating lease obligations consist of office, studio, outlet and fulfillment center lease obligations. Capital lease obligation consists of an obligation for the lease of a phone system. Between December 31, 2005 and September 30, 2006, the Company has entered into operating lease commitments for new studios and outlet facilities increasing minimum lease obligations by $9.7 million.

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

We have experienced significant growth in customers and sales since our founding in 1998. We began selling products through the phone and online in the second half of 1999, and we opened our first studio in November 2000. We base our decisions on where to open new studios by categorizing markets into “tiers” based on household population statistics and supporting sales data collected from our other sales channels. We opened the majority of our new studios in markets in our top two tiers during fiscal year 2006. Although most of our studios have been open less than three full years, our experience indicates that studio openings significantly improve our overall market penetration rates in the markets in which they are located. In addition, we have seen our online sales increase in markets where we have studios compared to markets where we do not have studios. In recent years, we have continued to increase sales as our studio base grows; studios have increased in number from one at the end of 2001 to 62 studios and one outlet operating in 22 states and the District of Columbia as of September 30, 2006. During the thirty-nine weeks ended September 30, 2006, we opened six studios and one outlet. We opened one additional studio during the fourth quarter 2006. We expect to open between three to five new studios in fiscal 2007, in major and smaller urban markets.

All of our sales channels utilize a single common inventory held at our Hebron, Kentucky fulfillment center. Because we don’t offer a “cash and carry” option in our studios, we are able to more fully utilize selling space and avoid the operational issues that often arise with stock balancing and store replenishment. We currently source our products primarily in the U.S. and Europe. In the thirty-nine weeks ended September 30, 2006, we purchased approximately 52% of our product inventories from manufacturers in foreign countries, 41% of our product inventory purchases were paid for in Euros. Although we put a hedging strategy in place to mitigate the impact of currency fluctuations during the fourth quarter of 2004, we have not been satisfied with the results of this strategy. The final hedge contract under this arrangement was settled in July 2006. Consequently, we are evaluating new hedging programs for execution during fiscal year 2007. We also plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, we will strive to source products in other parts of the world including Latin America and Asia where product costs are expected to be lower. However, we believe this will not begin to favorably impact our product margins until fiscal year 2008.

In May 2005, we converted our then existing information technology systems to new, custom-built systems supporting our product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. These information technology systems also are used to generate information for our financial reporting. We encountered problems with the conversion, due in large part to the absence of rigorous testing of the new systems prior to implementation. In particular, the new systems do not contain mechanisms to automatically identify and correct or reject erroneous or incomplete data. During the third quarter of fiscal year 2005, we hired a consulting firm to assess the inadequacies of the system. As a result of that review process, we plan to replace the existing system, as discussed below. Our existing system cost us approximately $5.1 million and the net book value was approximately $1.1 million as of September 30, 2006. We decided to accelerate depreciation of the system during the third quarter of fiscal year 2005 such that the IMARC system will be fully depreciated when the new system is implemented.

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

We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. Our 2005 fiscal year ended on December 31, 2005 and our 2006 fiscal year ended on December 30, 2006. Fiscal year 2005 consists of 52 weeks and fiscal year 2006 consists of 52 weeks.

As initially disclosed in our August 18, 2006 press release, we were previously unable to complete the reconciliation of a difference between the accrued inventory sub-ledger and the general ledger necessary to provide for a timely filing of this Quarterly Report on Form 10-Q. The difference between the general ledger and the sub-ledger arose in connection with the implementation of our IMARC inventory and sales system in May 2005 and inadequate training of finance personnel with respect to changes in procedures necessitated by the change in systems. Since that time, we have performed extensive procedures to reconcile the account from May 2005, and we recently completed the reconciliation. In connection with the preparation of the accompanying financial statements, we determined that accrued inventory and cost of goods sold needed to be reduced by approximately $136,000 due to errors in prior periods. This amount is the cumulative adjustment for the periods from May 1, 2005 through July 1, 2006. When combined with the other unadjusted differences in the financial statements, we have concluded that the impact of this adjustment on both prior periods as well as the current reporting period is not material to our financial statements for the respective periods. As such, we recorded this adjustment during the thirteen weeks ended July 1, 2006 and this adjustment is included in thirty-nine weeks ended September 30, 2006.

Results of Operations

Comparison of the thirteen weeks ended September 30, 2006 (Third Quarter 2006) to the thirteen weeks ended October 1, 2005 (Third Quarter 2005)

Net Sales. Net sales increased $4.5 million, or 11.4%, to $43.9 million in the third quarter 2006, from $39.4 million in the third quarter 2005. Approximately $3.6 million of the increase in sales is from sales generated from ten studios opened from October 2, 2005 through September 30, 2006. In addition other sales increased approximately $0.6 million or 300% compared to the same period last year. This increase in other sales is primarily related to sales generated from our outlet which opened at the end of the second quarter of 2006. Online sales increased approximately $0.7 million or 10.1% and phone sales decreased $0.6 million, or 11.5%, in the third quarter 2006 compared to the third quarter 2005. We had 62 studios and one outlet open at the end of the third quarter 2006 compared to 52 studios open at the end of the third quarter 2005. Shipping and handling fees received from customers for delivery of merchandise decreased $0.7 million, or 16.7%, to $3.5 million in the third quarter 2006 compared to $4.2 million in the third quarter 2005 in part due to the free shipping promotion offered in the third quarter 2006.

	Thirteen weeks ended
(in millions)	September 30, 2006	% of Net Sales	October 1, 2005	% of Net Sales	Change	% Change
Studio sales	$27.4	62.4%	$22.9	58.1%	$4.5	19.7%
Online sales	7.6	17.3%	6.9	17.5%	0.7	10.1%
Phone sales	4.6	10.5%	5.2	13.2%	(0.6)	(11.5)%
Other sales	0.8	1.8%	0.2	0.5%	0.6	300.0%
Shipping and handling fees	3.5	8.0%	4.2	10.7%	(0.7)	(16.7)%

Net sales	$43.9	100.0%	$39.4	100.0%	$4.5	11.4%

Cost of Sales. Cost of sales increased by $3.1 million, or 13.9%, to $25.2 million in the third quarter 2006 from $22.1 million in the third quarter 2005. As a percentage of net sales, cost of sales increased to 57.4% in the third quarter 2006 from 56.2% in third quarter 2005. This increase in cost of sales as a percentage of net sales is due primarily to the higher costs associated with shipping product from our distribution center as well as a reduction in shipping revenue related to the free shipping promotion in the third quarter 2006.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased by $2.1 million, or 11.2%, to $20.9 million in the third quarter 2006 from $18.8 million in the third quarter 2005. As a percentage of net sales, SG&A expenses decreased slightly to 47.5% in the third quarter 2006 from 47.7% in the third quarter 2005. These increases in SG&A are primarily due to the following:

•

Salaries and benefits increased $1.4 million or 20.3% to $8.3 million in the third quarter 2006 from $6.9 million in the third quarter 2005. This increase is partly due to salary expense related to the ten new studios and one outlet opened from October 2, 2005 through September 30, 2006 of approximately $500,000, severance costs of approximately $240,000, stock-based compensation and commissions related to the increase in net sales. In conjunction with the adoption of SFAS 123R, we recorded compensation expense in the third quarter 2006 of approximately $253,000 related to stock options and employee stock purchases. In the third quarter 2005, we recorded approximately $141,000 in amortized deferred stock based compensation in accordance with APB 25. Commission expense increased approximately $122,000 during the thirteen weeks ended September 30, 2006 compared to the same period last year.

•

Occupancy and related expense increased $1.3 million or 23.2% to $6.9 million in the third quarter 2006 compared to $5.6 million in third quarter 2005. This increase is primarily due to the increase in occupancy costs of approximately $0.6 million associated with the ten new studios and one outlet opened from October 2, 2005 through September 30, 2006 and the increase in depreciation of long-lived assets. Depreciation expense increased to approximately $2.2 million in the third quarter 2006 from approximately $1.8 million in the third quarter 2005. Included in the increase in depreciation expense is approximately $0.3 million in additional depreciation expense related to our information technology systems due to our decision in the fourth quarter 2005 to shorten the expected life of the systems, which we plan to replace in fiscal 2007. Additionally, depreciation expense increased as a result of increases in spending on capital assets associated with the ten new studios and one outlet opened from October 2, 2005 through September 30, 2006.

•

Catalog, advertising and promotions expenses decreased approximately $1.0 million or 34.5% to $1.9 million in the third quarter 2006 from $2.9 million in the third quarter 2005. This decrease is primarily due to the decrease in catalog expenses of approximately $1.4 million partially offset by an increase in media advertising. During the third quarter 2006 we reduced our catalog distribution and began testing select media advertising.

The following table details SG&A expenses:

	Thirteen weeks ended
(in millions)	September 30, 2006	% of Net Sales	October 1, 2005	% of Net Sales	Change	% Change
Salaries and benefits	$8.3	18.9%	$6.9	17.5%	$1.4	20.3%
Occupancy and related expense	6.9	15.7%	5.6	14.2%	1.3	23.2%
Catalog, advertising and promotion	1.9	4.3%	2.9	7.4%	(1.0)	(34.5)%
Other SG&A expenses	2.6	5.9%	2.4	6.1%	0.2	8.3%
Professional – legal, consulting, SOX	1.2	2.7%	1.0	2.5%	0.2	20.0%

Total SG&A	$20.9	47.6%	$18.8	47.7%	$2.1	11.2%

Interest Income decreased to $60,000 in the third quarter 2006 compared to $80,000 in the third quarter 2005, primarily due to lower investment and cash balances in the third quarter 2006.

Interest Expense increased to $105,000 in the third quarter 2006 compared to $13,000 in the third quarter 2005 primarily due to a higher amount of short-term borrowings under our bank credit facility for working capital purposes and for capital expenditures during the third quarter 2006.

Other Income decreased to $48,000 during the third quarter 2006 from $284,000 for the same period last year. In the third quarter 2005, we recorded approximately $284,000 as proceeds from an early termination of a warehouse lease arrangement at the option of the landlord.

Income Taxes. We recorded an income tax benefit of $901,000 in the third quarter 2006 compared with an income tax benefit of approximately $703,000 in the third quarter 2005. Our effective tax rate was 42.0% in the third quarter 2006. In the third quarter 2005 the effective tax rate was lowered to 28.4% due to a higher proportion of tax-free interest income received from municipal bonds relative to other income and trued up state tax rates.

Net (Losses). As a result of the foregoing factors, a net loss of $1.2 million was recorded in the third quarter of 2006 compared with a net loss of $441,000 in the same period of 2005.

Comparison of the thirty-nine weeks ended September 30, 2006 to October 1, 2005

Net Sales. Net sales increased $11.1 million, or 9.5%, to $127.9 million in the thirty-nine weeks ended September 30, 2006, compared to $116.8 million in the thirty-nine weeks ended October 1, 2005. The increase in net sales is primarily related to the $12.3 million increase in studio sales as well as the $2.6 million increase in other sales. Approximately $13.7 million in incremental sales was generated from twenty-three studios opened less than nine months in 2005 and six studios opened during the thirty-nine weeks ended September 30, 2006. Other sales increased $2.6 million, or 236.4%, compared to the same period last year. This increase in other sales is primarily related to sales generated from three warehouse sales held during the thirty-nine weeks ended September 30, 2006 and sales from our outlet which opened at the end of the second quarter of 2006. Online sales increased $0.5 million or 2.3% and phone sales decreased $3.1 million, or 18.0%, in the thirty-nine weeks ended September 30, 2006 compared to the same period in 2005. We had 62 studios and one outlet open at the end of the third quarter 2006 compared to 52 studios open at the end of the third quarter 2005. Shipping and handling fees received from customers for delivery of merchandise decreased $1.2 million, or 9.7%, to $11.2 million in the thirty-nine weeks ended September 30, 2006 compared to $12.4 million in the thirty-nine weeks ended October 1, 2005, primarily due to the free shipping events in the second and third quarter 2006.

	Thirty-nine weeks ended
(in millions)	September 30, 2006	% of Net Sales	October 1, 2005	% of Net Sales	Change	% Change
Studio sales	$77.0	60.2%	$64.7	55.4%	$12.3	19.0%
Online sales	21.9	17.1%	21.4	18.3%	0.5	2.3%
Phone sales	14.1	11.0%	17.2	14.7%	(3.1)	(18.0)%
Other sales	3.7	2.9%	1.1	0.9%	2.6	236.4%
Shipping and handling fees	11.2	8.8%	12.4	10.6%	(1.2)	(9.7)%

Net sales	$127.9	100.0%	$116.8	100.0%	$11.1	9.5%

Cost of Sales. Cost of sales increased $8.2 million, or 12.5%, to $73.5 million in the thirty-nine weeks ended September 30, 2006 from $65.3 million in the thirty-nine weeks ended October 1, 2005. As a percentage of net sales, cost of sales increased to 57.5% in the thirty-nine weeks ended September 30, 2006 from 55.9% in the thirty-nine weeks ended October 1, 2005. This increase in cost of sales as a percentage of net sales is due primarily to the higher costs associated with shipping product from our distribution center as well as reduction in shipping revenue related to the free shipping promotions in the second and third quarter 2006. Product-related cost of goods sold remained relatively unchanged for the thirty nine-weeks ended September 30, 2006 compared to the same period last year.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $15.0 million, or 30.2% to $64.6 million in the thirty-nine weeks ended September 30, 2006 from $49.6 million in the thirty-nine weeks ended October 1, 2005. As a percentage of net sales, SG&A expenses increased to 50.5% in the thirty-nine weeks ended September 30, 2006 from 42.5% in the thirty-nine weeks ended October 1, 2005. These increases are primarily due to the following:

•

Salaries and benefits increased $6.3 million, or 32.8%, to $25.5 million in the thirty-nine weeks ended September 30, 2006 from $19.2 million in the thirty-nine weeks ended October 1, 2005. This increase is partly due to the additional salary and benefits of $1.9 million related to the twenty-three studios opened less than nine months in 2005 and six studios opened during the thirty-nine weeks ended September 30, 2006, an increase in temporary help and subcontractors of approximately $1.1 million, stock-based compensation, severance costs of approximately $0.9 million, and commissions related to the increase in net sales. In conjunction with the adoption of SFAS 123R, we recorded compensation expense in the thirty-nine weeks ended September 30, 2006 of approximately $1.3 million related to stock options and employee stock purchases. In the thirty-nine weeks ended October 1, 2005, we recorded approximately $0.4 million in amortized deferred stock based compensation in accordance with APB 25.

•

Occupancy and related expense increased $5.5 million or 39.6% to $19.4 million in the thirty-nine weeks ended September 30, 2006 from $13.9 million in thirty-nine weeks ended October 1, 2005. This increase is primarily due to the increase in occupancy costs of approximately $2.5 million associated with the twenty-three studios opened less than nine months in 2005 and six studios and one outlet opened during the thirty-nine weeks ended September 30, 2006 and the increase in depreciation of long-lived assets. Depreciation expense increased to approximately $6.7 million in the thirty-nine weeks ended September 30, 2006 from approximately $4.2 million in the thirty-nine weeks ended October 1, 2005. Included in the increase in depreciation expense is approximately $0.9 million in additional depreciation expense related to our information technology systems due to our decision in the fourth quarter 2005 to shorten the expected life of the systems, which we plan to replace in fiscal 2007. Additionally, depreciation expense increased as a result of increases in spending on capital assets associated with the new studios and one outlet opened.

•

Catalog, advertising and promotions expenses decreased approximately $0.9 million or 10.6% to $7.6 million in the thirty-nine weeks ended September 30, 2006 from $8.5 million in the same period in 2005. This decrease is primarily due to the decrease in catalog expenses of approximately $2.2 million partially offset by an increase in advertising. During the third quarter 2006 we reduced our catalog distribution and began testing select media advertising.

•

Other Selling, General and Administrative expenses consist primarily of fulfillment and merchant fees which are directly related to sales volume as well as information systems and telecommunications, bank fees, and miscellaneous corporate expenses. Other SG&A expenses increased $1.5 million to $7.9 million in the thirty-nine weeks ended September 30, 2006 from $6.4 million in the thirty-nine weeks ended October 1, 2005. During the thirty-nine weeks ended September 30, 2006, we held three warehouse sales in Chicago, IL, Hebron, KY and San Francisco, CA in order to sell scratch-and-dent inventories and overstocked merchandise. Expenses associated with these infrequent events increased Other SG&A expenses in the thirty-nine weeks ended September 30, 2006. In addition merchant fees increased approximately $0.3 million in the thirty-nine weeks ended September 30, 2006 compared to the same period last year. This increase is related to the sales volume increase in 2006.

•	Professional fees increased approximately $2.6 million primarily due to increases in auditing and accounting fees and professional fees related to Sarbanes-Oxley (“SOX”) compliance and costs.

The following table details SG&A expenses:

	Thirty-nine weeks ended
(in millions)	September 30, 2006	% of Net Sales	October 1, 2005	% of Net Sales	Change	% Change
Salaries and benefits	$25.5	19.9%	$19.2	16.4%	$6.3	32.8%
Occupancy and related expense	19.4	15.2%	13.9	11.9%	5.5	39.6%
Catalog, advertising and promotion	7.6	5.9%	8.5	7.3%	(0.9)	(10.6)%
Other SG&A expenses	7.9	6.2%	6.4	5.5%	1.5	23.4%
Professional – legal, consulting, SOX	4.2	3.3%	1.6	1.4%	2.6	162.5%

Total SG&A	$64.6	50.5%	$49.6	42.5%	$15.0	30.2%

Interest Income decreased to $216,000 in the thirty-nine weeks ended September 30, 2006 from $289,000 in the thirty-nine weeks ended October 1, 2005 primarily due to lower investment and cash balances in the thirty-nine weeks ended September 30, 2006.

Interest Expense increased to approximately $225,000 in the thirty-nine weeks ended September 30, 2006 from $51,000 in the thirty-nine weeks ended October 1, 2005 primarily due to a higher amount of short-term borrowings under our bank credit facility for working capital purposes and for capital expenditures associated with new studios.

Income Taxes. We recorded an income tax benefit of approximately $3.8 million in the thirty-nine weeks ended September 30, 2006 and income tax expense of approximately $642,000 in the thirty-nine weeks ended October 1, 2005. Our effective tax rate was 37.9% for the thirty-nine weeks ended September 30, 2006. In the thirty-nine weeks ended October 1, 2005 our effective tax rate was changed to 28.4% due to a higher proportion of tax-free income received from municipal bonds relative to other income and trued up state tax rates.

Net Earnings (Losses). As a result of the foregoing factors, a net loss of $6.3 million was incurred in the thirty-nine weeks ended September 30, 2006 compared with net income of $1.8 million in the thirty-nine weeks ended October 1, 2005.

Liquidity and Capital Resources

As of September 30, 2006, cash and cash equivalents were approximately $6.2 million. Working capital was $21.6 million and $33.0 million at September 30, 2006 and October 1, 2005, respectively.

Cash Flows

The following table summarizes our cash flow activity for the period:

	Thirty-nine weeks ended
	September 30, 2006	October 1, 2005
	(In thousands)
Operating activities	$(3,044)	$(3,250)
Investing activities	2,403	6,516
Financing activities	3,425	1,976

During the thirty-nine weeks ended September 30, 2006, net cash used by operating activities was $3.0 million compared to $3.3 million in the same period in the prior year. The net cash used in operating activities during the thirty-nine weeks ended September 30, 2006 was primarily due to the increase in inventory as well as the net loss incurred before depreciation, amortization and tax benefits of $3.5 million. The increase in inventory during the thirty-nine weeks ended September 30, 2006 was due in part to support the increase in sales, the increase in inventory displays in existing studios and inventory for studios opened from October 2, 2005 through September 30, 2006.

Cash provided by investing activities was $2.4 million for the thirty-nine weeks ended September 30, 2006 compared with $6.5 million for the thirty-nine weeks ended October 1, 2005. Capital expenditures during the thirty-nine weeks ended September 30, 2006 were $7.3 million as compared with $11.3 million in the thirty-nine weeks ended October 1, 2005. Capital expenditures during the thirty-nine weeks ended September 30, 2006 were primarily for furniture, fixtures and equipment for six stores and one outlet which opened during the period, as well as, capital expenditures related to the new information technology system which we plan to implement in 2007. Capital expenditures in the thirty-nine weeks ended October 1, 2005 were primarily related to the property and equipment for our store expansion and the implementation of an information technology system. We opened six studios and one outlet during the thirty–nine weeks ended September 30, 2006 compared to nineteen during the same period last year. We sold $9.7 million in investment securities net of purchases during the thirty-nine weeks ended September 30, 2006.

During the thirty-nine weeks ended September 30, 2006, we opened six new studios and one new outlet. We opened one studio in the fourth quarter of 2006. In fiscal year 2007, we anticipate that our commitments for capital investment will be for a new information technology system and an upgrade to our website, as well as three new studios. We estimate that capital expenditures for fiscal 2007 will be approximately $8.6 million. We will fund this through available cash and from borrowings under our Loan Agreement.

Net cash provided by financing activities in the thirty-nine weeks ended September 30, 2006 was $3.4 million. This was comprised of $2.1 million of borrowings against our bank credit facility, a $1.1 million note payable related to financing of our new information technology system and $376,000 in issuance of common stock pursuant to our equity incentive plans. On March 15, 2005, we completed a public offering of 2,070,000 shares of common stock at $15.80 per share. Of the shares offered, 100,000 were offered by us and 1,970,000 were offered by selling stockholders. We raised net proceeds of $898,000 in our second public offering, net of underwriting discounts and offering expenses.

For the remainder of fiscal 2006, our capital requirements are primarily to fund the opening of one new studio and expenditures related to the new information technology system. As of September 30, 2006, we had available a total of approximately $9.1 million in unused capital resources for our future cash needs as follows:

•	approximately $6.2 million in cash and cash equivalents; and

•	approximately $2.9 million in availability under our working capital line of credit.

Commitments

We entered into a secured revolving line of credit with Wells Fargo HSBC Trade Bank, N.A., which was amended on July 17, 2006 (the “Amended Credit Agreement”). The Amended Credit Agreement provided for an overall credit line up to a maximum of $10.0 million including a sub-limit of $5.0 million for letters of credit with a maturity date of November 30, 2007. The letters of credit were for $2.5 million each in an equipment line of credit for the importation of furniture and another to secure lease deposits for new retail space. The line of credit was subject to availability guidelines that specified the amount that could be borrowed under the facility at any given time to provide working capital and expires on November 30, 2007. Amounts borrowed under this line of credit were at an annual interest rate equal to the lender’s prime lending rate plus .25%. Interest accrued on this line was payable on the last day of each month. As of September 30, 2006, the interest rate for the operating line of credit was 8.50%. Amounts borrowed under the Amended Credit Agreement were secured by our accounts receivable, inventory and equipment. The Amended Credit Agreement prohibited the payment or declaration of any dividends or the redemption or repurchase of any shares of any class of our stock. The Amended Credit Agreement contained various restrictive and financial covenants, including an $8.0 million limit on capital expenditures in any fiscal year and covenants tied to net worth and net income, including for the period ended September 30, 2006. As of September 30, 2006, we had borrowings under the line of $2.1 million and stand-by letters of credit outstanding of $1.5 million. Approximately $2.9 million was available to be drawn from the operating line of credit.

We were in compliance with the financial covenants as amended on July 17, 2006 for the period ended September 30, 2006. Since August 10, 2006, we have been out of compliance with certain SEC reporting requirements of our credit agreement as a result of not filing our Form 10-Q for the periods ended July 1, 2006 and September 30, 2006 within 40 days of quarter end. We received a waiver of default on August 10, 2006 from Wells Fargo HSBC Trade Bank, N.A.. On January 10, 2007, we received an additional waiver. We filed our Form 10-Q for the period ended July 1, 2006 on January 16, 2007

On February 2, 2007, we entered into a Loan, Guaranty and Security Agreement with Wells Fargo Retail Finance, LLC (the “Loan Agreement”) which replaced the loan with Wells Fargo HSBC Trade Bank, N.A.. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20.0 million which may be increased to $25.0 million at our option, provided we are not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5.0 million. The amount we may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of our personal property, including equipment, fixtures, general intangibles, intellectual property and inventory. The Loan Agreement contains various restrictive covenants, including minimum availability, which is the amount we may borrow under the Loan Agreement, less certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures we may incur in any fiscal year.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability. In the event of default, our interest rates are increased by approximately two percentage points. On February 2, 2007 we had outstanding approximately $1.5 million in letters of credit under our previous line of credit with Wells Fargo HSBC. These letters of credit were transferred to our new facility, no others borrowings were outstanding with Wells Fargo HSBC on February 2, 2007.

Although we expect to continue incurring operating losses through the end of 2006, we expect that the borrowings available under our Loan Agreement entered into on February 2, 2007, as well as our cash on hand will provide sufficient capital resources to carry on our business for the next twelve months.

Other than our working capital facility, we do not have any significant available credit, bank financing or other external sources of liquidity.

Critical Accounting Estimates

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

Revenue Recognition. We recognize revenue on the date on which we estimate that the product has been received by the customer. We record as deferred revenue any sales made in the last week of the reporting period for which we estimate delivery in the following period. We also record any payments received prior to the date goods are shipped to the customer as customer deposits. We use our third-party freight carrier information to estimate standard delivery times to various locations throughout the U.S. Sales are recorded net of estimated returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Although our actual returns historically have not differed materially from estimated returns, in the future, actual returns may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. The reserve for estimated product returns was approximately $619,000 and $615,000 as of September 30, 2006 and October 1, 2005, respectively. We recognize net sales revenue for shipping and handling fees charged to customers at the time products are estimated to have been received by customers.

Inventory. Inventory consists primarily of finished goods purchased from third-party manufacturers and estimated inbound freight costs. Inventory on hand is carried at a computed average cost which approximates a first-in first-out method and the lower of cost or market. We write down inventory for estimated damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. Although our actual inventory write-downs historically have not differed materially from estimated inventory write downs, in the future, actual inventory write downs may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. As of September 30, 2006 and October 1, 2005, inventory reserves amounted to approximately $2.8 million and $1.6 million, respectively.

Inventory in transit. We record inventory in transit based upon shipping terms, estimated lead times from our vendors to our freight forwarders as well as purchase order amounts. Actual amounts shipped could differ from our estimate due to transit times as well partial shipments due to shortages or backorders. As of September 30, 2006 and October 1, 2005, inventory in transit was $4.1 million and $2.6 million, respectively.

Accrued freight. We estimate inbound and outbound freight costs based upon an analysis and review of our historical freight costs. These costs may vary due to the actual weight and size of the product shipped as well as added fuel surcharges.

Stock-Based Compensation. In the first quarter 2006, we adopted the modified prospective method for valuing stock options we grant in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. Under SFAS 123R, we recognized $253,000 of compensation expense related to stock options and employee stock purchases in the thirteen weeks ended September 30, 2006. For the thirty-nine weeks ended September 30, 2006, we recognized approximately $1.3 million of compensation expense related to stock options and employee stock purchases. Stock based compensation expense is classified in Selling, General and Administrative expenses. We calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model. The following assumptions are used in the model: (1) a blended volatility rate using a combination of historical stock price and market-implied volatility for traded and quoted options on the equities for the group of retail companies for which exchange traded options are observed, (2) a risk-free interest rate based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option, (3) a dividend yield based on historical and expected dividend payouts, (4) an expected life of employee stock options based on the simplified method allowed by SAB 107 and (5) a forfeiture rate based on historical data. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adopting SFAS 123R, we recorded deferred stock-based compensation charges in the amount by which the exercise prices of certain options were less than the fair value of our common stock at the date of grant under the intrinsic value method of accounting as defined by the provisions of Accounting Principles Board (“APB”) Statement No. 25.

Accounting for Income Taxes. We record an estimated valuation allowance on our deferred tax assets if it is more likely than not that they will not be realized. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or a part of our net deferred tax assets in the future, we would record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized.

Advertising Costs. Prepaid catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs, for all of our direct response catalogs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual sales to the total of actual and estimated future sales on an individual catalog basis. The period of expected future benefit is calculated based on our projections of when approximately 90% of sales generated by the catalog will be made. Based on data we have collected, we historically have estimated that catalogs have a period of expected future benefit of two to four months. The period of expected future benefit of our catalogs would decrease if we were to publish new catalogs more frequently in each year, or increase if we published them less frequently. Prepaid catalog costs are evaluated for realizability at the end of each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. We account for consideration received from our vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received from such vendors were approximately $81,000 and $77,000 in the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively. Co-operative advertising amounts received from such vendors were approximately $475,000 and $459,000 in the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively.

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

Derivative and Hedging Activities. We record derivatives, particularly cash flow hedges for foreign currency, at fair value on our balance sheet, including embedded derivatives. We account for foreign currency option contracts on a monthly basis by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged is sold in each reporting period. Our derivative positions are used only to manage identified exposures. Management evaluates our hedges for effectiveness at the time they are designated as well as throughout the hedge period. With respect to any derivative that is deemed ineffective, the ineffective portion is reported through earnings. Management evaluates the ineffectiveness of outstanding contracts when it is probable that the original forecasted transaction will change. The effective portion of changes in the fair value of cash flow hedges is recorded in other comprehensive income (loss) and is recognized in cost of sales when the underlying inventory is sold. We recorded approximately $69,000 for ineffectiveness in the thirty-nine weeks ended September 30, 2006. There were no amounts recorded for ineffectiveness in the thirty-nine weeks ended October 1, 2005.

Caution on Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including the following: our profitability may be impaired; if we fail to offer merchandise that our customers find attractive, the demand for our products may be limited; we do not have long-term vendor contracts and as a result we may not have continued or exclusive access to products that we sell; our business depends, in part, on factors affecting consumer spending that are not within our control; our business will be harmed if we are unable to implement our growth strategy successfully; the expansion of our studio operations could result in increased expenses with no guarantee of increased earnings; if we do not manage our inventory levels successfully, our operating results will be adversely affected; we depend on domestic and foreign vendors, some of which are our competitors, for timely and effective sourcing of our merchandise; declines in the value of the U.S. dollar relative to foreign currencies could adversely affect our operating results; and we face intense competition and if we are unable to compete effectively, we may not be able to maintain profitability and the discussions set forth below under the caption “Risk Factors” and other factors detailed in this Quarterly Report on Form 10-Q for the thirty-nine weeks ended September 30, 2006.

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

Foreign Currency Risk

All of our sales and a portion of our expenses are denominated in U.S. dollars, and our assets and liabilities together with our cash holdings are predominantly denominated in U.S. dollars, but during the first three quarters of 2006 we purchased approximately 52% of our product inventories from manufacturers in foreign countries, approximately 41% of our product inventory purchases were paid for in Euros. In fiscal year 2005, the value of the dollar increased approximately 10% relative to the Euro. However, we did not benefit significantly from this strengthening of the dollar because we made most of our fiscal year 2005 inventory purchases in the first part of the year when the dollar was still weak relative to the Euro and because of the costs associated with hedging contracts we purchased at a time when the dollar was relatively weak. The fact that much of our inventory was purchased in the early part of the year when the dollar was still weak relative to the Euro reflected an increased cost to us of merchandise sourced from Europe. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. To mitigate our exchange rate risk relating to the Euro, we previously purchased foreign currency option contracts with maturities of 12 months or less for purchases of merchandise based on forecasted demand at certain prices. However, we discontinued purchasing these foreign currency option contracts in August 2005. We accounted for these contracts on a monthly basis in recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold in each reporting period. Additionally, outstanding contracts were evaluated quarterly for ineffectiveness by evaluating changes in forecasted foreign purchases. In the second quarter 2006, our actual demand was less than our forecasted demand, and the amount of Euros we hedged was greater than the amount we needed for purchases of inventory. We are evaluating our foreign currency hedging strategy going forward and will make changes to it in fiscal year 2007. As of September 30, 2006, we had no foreign currency option contracts outstanding. We are also working to diversify our mix of suppliers to reduce our dependence on Euro-denominated purchases. We plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, we will strive to source products in other parts of the world, including Latin America and Asia where product costs are expected to be lower. However, we believe this will not begin to favorably impact our product margins until fiscal year 2008.

Future hedging transactions may or may not successfully mitigate losses caused by currency fluctuations. In addition to the direct effect of changes in exchange rates on cost of goods, changes in exchange rates also affect the volume of purchases or the foreign currency purchase price as vendors’ prices become more or less attractive. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations. Net activity on cash flow hedges reported in stockholders’ equity was approximately $56,000 and $90,000 during the third quarters 2006 and 2005, respectively. The extent of this risk is not quantifiable or predictable because of the variability of the Euro and the forecasted demand of cost of goods.

With respect to any derivative that is deemed ineffective through management’s evaluation, the ineffective portion is reported through earnings by recording foreign currency losses in other expenses. Management evaluates the ineffectiveness of outstanding contracts when it is probable that the original forecasted transaction will change. The effective portion of changes in the fair value of cash flow hedges is recorded in other comprehensive income (loss) and is recognized in cost of sales when the underlying inventory is sold. There were no amounts recorded for ineffectiveness in the third quarter 2006 and third quarter 2005.

Interest Rate Risk

We have interest payable on our operating line of credit. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the future financing requirements. As of September 30, 2006, approximately $2.1 million in borrowings were outstanding under our credit facility. Our interest expense would not increase or decrease materially for the thirteen and thirty-nine weeks ended September 30, 2006 in the event of a 100 basis point increase or decrease in interest rates.

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

We carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2006 pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses discussed in our Annual Report on Form 10-K as filed on April 14, 2006 for the year ended December 31, 2005, including our failure to maintain effective controls over or related to the following:

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

In light of the material weaknesses listed above and described more fully in our Annual Report on Form 10-K, we performed additional analysis and other post-closing procedures to ensure our financial statements are prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. Nevertheless, it is reasonably possible that, if not remediated, the material weaknesses enumerated above could result in a material misstatement of our financial statement accounts that might result in a material misstatement to a future annual or interim period.

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

Changes in Internal Control Over Financial Reporting

There was no significant change in our internal control over financial reporting that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management has discussed the material weaknesses as previously disclosed in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2005 and other deficiencies with our audit committee. There has not been significant change in our progress to remediate control weaknesses reported during 2005 due to significant employee turnover. In the first half 2006, we experienced significant employee turnover in accounting/finance, inventory control and planning, human resources and executive management. We actively began searches and interviews for candidates to fill positions, particularly in accounting and finance. In June 2006, we filled the position for Vice President—Finance and Corporate Controller and in September 2006 we filled our Chief Financial Officer position. Several positions remain vacant and work continues to be performed by temporary contractors to meet basic business requirements. We continue to seek to hire additional personnel as needed to focus on our ongoing remediation initiatives and compliance efforts. In an effort to remediate the identified material weaknesses and other deficiencies, beginning in the fourth quarter of 2006, management has implemented processes to address some of the material weaknesses including but not limited to those enumerated below, however, as management is still testing these controls as of the date of this filing it is inconclusive whether they are operating effectively and thereby change the existence of any material weakness.

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

We have undertaken steps to avoid further unreconciled differences between the general ledger and sub-ledger with respect to the accrued inventory account, including the following:

•	We are striving to make sure all vendor invoices are entered into IMARC on a current basis in order to verify open items against vendor statements and resolve any issues.

•	All transactions affecting the accrued inventory account are being reviewed to ensure they are correct and posting to the appropriate account.

•	Improvements in the IMARC system were put in place in the fourth quarter of 2006.

•	Accounts payable training is ongoing and entry errors are being identified on a more current basis.

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

•	We have engaged a consultant to address and correct the inventory pricing issues in the system. This work was completed in the fourth quarter of 2006.

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

•	We plan to continue the implementation of comprehensive account analyses, account summaries and reconciliations.

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

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report, the information incorporated herein by reference and those we may make from time to time. The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than the update of the tenth risk factor to address concerns relating to our liquidity and capital resources to reflect our default (since waived) under our credit agreement, the revision of the fourteenth risk factor to address the impact on us of our adoption of SFAS No. 123R, and the revision of the twenty-sixth and twenty-seventh risk factors to update for recent changes in management.

Risks Relating to our Business

Our limited operating history makes evaluation of our business difficult.

We were originally incorporated in November 1998 and began selling products in July 1999. As an early stage company with limited operating history, we face risks and difficulties, such as challenges in accurate financial planning and forecasting as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories. These difficulties are particularly evident with respect to the evaluation and prediction of the operating results and expenses of our studios, as we opened our first studio in November 2000 and have expanded from one studio at the end of 2001 to 62 studios and one outlet as of September 30, 2006. Further, our limited operating history will make it difficult for investors and securities analysts who may choose to follow our common stock, if any, to evaluate our business, strategy and prospects. Our failure to address these risks and difficulties successfully would seriously harm our business.

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

We rely on our studio operations and catalog-based marketing which could have unpredictable results.

Our success depends in part on our ability to market, advertise and sell our products effectively through the Design Within Reach Studios. In the thirty-nine weeks ended September 30, 2006, studio sales totaled $77.0 million, representing 60.2% of our total net sales during such period. We believe that the continued success of our studio operations depends on the following factors:

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

During the first quarter of 2006, we hired another consulting firm to clearly define and document the requirements for the new system. During the second quarter of 2006, we finalized the high-level specifications for the new system, selected a software vendor, hired a consulting firm to assist with implementation, and began the process of developing, testing and implementing the new system We have begun installation of the new system and we plan to have the conversion completed in 2007. There are inherent risks associated with replacing our core systems, including possible supply chain disruptions that could affect our ability to deliver products to our customers or delays in obtaining the information necessary for our financial reporting. We may not be able to successfully launch these new systems or launch them without supply chain disruptions or delays in releasing our financial results in the future. Any resulting supply chain disruptions could have a material adverse effect on our operating results. If we cannot produce timely and reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

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

Management determined that we had material weaknesses in our control environment because as of December 31, 2005 we did not have (1) sufficient controls and procedures in place or appropriate depth of experience for our accounting and finance departments to ensure the preparation of interim and annual financial statements in accordance with US GAAP, (2) robust risk assessment processes, including strategic plans, budgets and clearly defined and communicated goals and objectives, (3) adequate monitoring of our existing control activities over financial reporting, (4) the ability to produce financial statements and deliver information to decision makers in a timely manner, and (5) the ability to remediate previously communicated weaknesses. In addition, we placed heavy reliance on manual procedures and controls without quality control review and other monitoring controls in place to adequately identify and assess significant risks that may impact financial statements and related disclosures. These conditions were exacerbated by problems encountered with the major systems implementation and significant turnover of personnel in several key finance and accounting and information technology positions, including the chief financial officer, controller and chief information officer. These control deficiencies could result in material misstatements of the annual or interim financial statements that would not be prevented or detected.

Management also identified numerous material weaknesses in our control activities, including the following:

•	We did not maintain effective controls over period-end financial reporting processes;

•	We did not maintain adequate segregation of duties;

•	We did not maintain effective controls over access to our systems, financial applications, and data;

•	We had deficiencies relating to the preparation of account analyses, account summaries and account reconciliations;

•	We had deficiencies relating to the documentation of accounting policies and procedures;

•	We had deficiencies relating to records retention;

•	We had deficiencies relating to inventory management and merchandise accounts payable;

•	We had deficiencies relating to non-merchandise accounts payable;

•	We did not maintain effective control over the costing and valuation of inventory;

•	We had deficiencies relating to the recording of, and accounting for, fixed assets;

•	We did not maintain effective controls over taxes computed by third-party experts;

•	We did not maintain effective controls related to the invoicing of customers with credit terms and the collection and application of payments and credits to accounts receivable;

•	We did not maintain effective control over payroll processing;

•	We identified deficiencies in our treasury functions which were considered material weaknesses; and

•	We did not maintain effective control over spreadsheets used in our financial reporting process.

Any of these control deficiencies could result in material misstatements of the annual or interim financial statements that would not be prevented or detected. For more information about the material weaknesses identified by management, please see Part I, Item 4, “Controls and Procedures.”

In the third quarter 2006 we began to take steps to strengthen our internal control processes to address the matters we have identified. These measures may not, however, completely eliminate the material weaknesses we identified, and we may have additional material weaknesses or significant deficiencies in our internal controls that we have not yet identified. The existence of one or more material weaknesses or significant deficiencies could result in material errors in our financial statements, and we may incur substantial costs and may be required to devote substantial resources to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot produce timely and reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

We may need additional financing and may not be able to obtain additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.

We generated a net loss of $6.3 million in the thirty-nine weeks ended September 30, 2006 and used cash in operations of $3.0 million during this period. We expect to continue incurring operating losses during the remainder of fiscal year 2006.

On February 2, 2007, we entered into a Loan, Guaranty and Security Agreement with Wells Fargo Retail Finance, LLC (the “Loan Agreement”) which replaced the loan with Wells Fargo HSBC Trade Bank, N.A.. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20.0 million which may be increased to $25.0 million at our option, provided we are not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5.0 million. The amount we may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of our personal property, including equipment, fixtures, general intangibles, intellectual property and inventory. The Loan Agreement contains various restrictive covenants, including minimum availability, which is the amount we may borrow under the Loan Agreement, less certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures we may incur in any fiscal year.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability. In the event of default, our interest rates are increased by approximately two percentage points. On February 2, 2007 we had outstanding approximately $1.5 million in letters of credit under our previous line of credit with Wells Fargo HSBC. These letters of credit were transferred to our new facility, no others borrowings were outstanding with Wells Fargo HSBC on February 2, 2007.

Other than our working capital facility, we do not have any significant available credit, bank financing or other external sources of liquidity. We may need to raise additional capital in the future to fund our working capital requirements, open additional studios, to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. The amount of financing that we will require for these efforts will vary depending on our financial results, our ability to generate cash from internal operations, and the number and speed at which we open additional studios. There is no assurance that we will be able to raise the additional capital required to meet our objectives. Our challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, we will be forced to scale back, or fail to address opportunities for expansion or enhancement of, our operations.

We must manage our online business successfully or our business will be adversely affected.

Our success depends in part on our ability to market, advertise and sell our products through our website. In the thirty-nine week period ended September 30, 2006, online sales totaled $21.9 million, representing 17.1% of our total net sales. The success of our online business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to additional risks and uncertainties associated with the Internet. These risks include changes in required technology interfaces, website downtime or slowdowns and other technical failures or human errors, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to respond successfully to these risks and uncertainties might adversely affect the sales through our online business, as well as damage our reputation and increase our selling, general and administrative expenses.

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

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from foreign and domestic designers, manufacturers and distributors. We have no long-term purchase contracts with any of our suppliers and, therefore, have no contractual assurances of continued supply, pricing or access to products, and any vendor could discontinue selling to us at any time. In the thirty-nine weeks ended September 30, 2006, products supplied by our five largest vendors represented approximately 31% of our total purchases during this period.

Additionally, some of our suppliers, including Herman Miller, Inc., Vitra Inc. and Kartell US Inc., compete directly with us in both residential and commercial markets and may in the future choose not to supply products to us. In the thirty-nine week period ended September 30, 2006, products supplied by Herman Miller, Inc., Vitra Inc. and Kartell US Inc. represented approximately 17% of our total purchases during this period. Additionally, some of our smaller vendors have limited resources, production capacities and operating histories, which means that they may not be able to timely produce sufficient quantities of certain products demanded by our customers. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Any inability to acquire suitable merchandise or the loss of one or more key vendors could have a negative effect on our business and operating results because we would be missing products from our merchandise mix unless and until alternative supply arrangements are made. Moreover, we may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality or more expensive than those we currently purchase.

New accounting pronouncements may impact our future results of operations.

In the thirty-nine week period ended September 30, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment” issued by the Financial Accounting Standards Board, or FASB. SFAS No. 123R requires us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity awards on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. In accordance with SFAS 123R, we adopted a fair value-based method for measuring the compensation expense related to share-based compensation. In the thirty-nine weeks ended September 30, 2006, we recognized approximately $1.3 million in expense related to stock-based compensation under SFAS 123R. Future financial impact is difficult to predict because it will depend on levels of share-based payments granted in the future, assumptions used to determine fair value and forfeiture rates used to calculate the expense.

Intellectual property claims against us could be costly and could impair our business.

Third parties may assert claims against us alleging infringement, misappropriation or other violations of patent, trademark, trade dress, or other proprietary rights held by them, whether or not such claims have merit. Some of the products we offer, including some of our best selling items, are reproductions of designs that some of our competitors believe they have exclusive rights to manufacture and sell, and who may take action to seek to prevent us from selling those reproductions. Alternatively, such persons may seek to require us to enter into distribution relationships with them, thereby requiring us to sell their version of such products, at a significantly higher price than the reproduction that we offer, which may have a significant adverse impact on our sales volume, net sales and gross margin. During 2005, we discontinued selling reproductions of Barcelona merchandise currently being manufactured by Knoll, Inc. and agreed to carry the Barcelona merchandise instead. We were selling the reproductions, which we referred to as “Pavillion” merchandise, at substantially lower prices than the Barcelona merchandise. In addition, when marketing or selling our products, we may refer to or use product designations that are or may be trademarks of other people, who may allege that we have no right to use such marks or product designations and bring actions against us to prevent us from using them. If we are forced to defend against third-

party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could divert management personnel, or result in product shipment delays. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties, or to cease selling the infringing product, which may have a significant adverse impact on our sales volume and gross margins, especially if we are required to stop selling any of our best-selling items as a result of, or in connection with, such claim. Further, as a result of infringement claims either against us or against those who license rights to us, we may be required to enter into costly royalty, licensing or product distribution agreements. Such royalty, licensing or product distribution agreements may be unavailable on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to obtain suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, it could significantly harm our business. Moreover, any such litigation regarding infringement claims may result in adverse publicity which may harm our reputation.

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

In the thirty-nine weeks ended September 30, 2006, our sales of products supplied by Herman Miller, Inc., the manufacturer of, among other items, the Aeron Chair, the Eames Lounge Chair and Ottoman, the Eames® Aluminum Management Chair and the Noguchi Table, constituted approximately 11.2% of our total product sales. Sales of products supplied by our top five vendors constituted approximately 28.0% of our total product sales in the thirty-nine week period ended September 30, 2006. Although we have no formal supply agreements with any of these vendors, we believe that sales of products we obtain from these vendors will continue to constitute a substantial portion of our sales in the future. However, sales of products from these vendors may not continue to increase or may not continue at this level in the future. If sales of products from these vendors decrease, our net sales will decrease and the price of our common stock may be adversely affected.

Changes in the value of the U.S. dollar relative to foreign currencies and/or any failure by us to adopt and implement an effective hedging strategy could adversely affect our operating results.

During the thirty-nine weeks ended September 30, 2006, we generated all of our net sales in U.S. dollars. However during the same period, we purchased approximately 52% of our product inventories from international vendors, approximately 41% of our product inventory purchases were paid for in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, our effective cost of supplies of product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of goods sold and decrease our gross margin.

In fiscal year 2005, the value of the dollar increased approximately 10% relative to the Euro. However, we did not benefit significantly from this strengthening of the dollar because we made most of our fiscal year 2005 inventory purchases in the first part of the year when the dollar was still weak relative to the Euro and because of the hedging contracts we purchased at a time when the dollar was relatively weak. Under our hedging strategy, we purchased foreign currency option contracts with maturities of 12 months or less to hedge our currency risk on anticipated purchases of merchandise based on our forecasted demand. We account for hedging contracts on a monthly basis by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged is sold in each reporting period. However, when derivative positions exceed identified exposures, such contracts are considered “ineffective” and reported through earnings (loss). In the second quarter of 2006, our actual demand was less than our forecasted demand, and the amount of Euros we hedged was greater than the amount we needed for purchases of inventory. As a result, we recorded approximately $69,000 for ineffectiveness during the second quarter of 2006. No ineffectiveness was recorded in the third quarter of 2006.

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

We rely upon land-based carriers for merchandise shipments from U.S. ports to our facility in Hebron, Kentucky and from this facility to our customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather and increased fuel costs, associated with such carriers’ ability to provide delivery services to meet our inbound and outbound shipping needs. For example, increases in oil prices resulted in increases in our shipping expenses and we have not passed all of this increase on to our customers, which has adversely affected our shipping margins. Failure to procure and deliver merchandise either to us or to our customers in a timely, effective and economically viable manner could damage our reputation and adversely affect our business. In addition, any increase in fulfillment costs and expenses could adversely affect our future financial performance.

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

In addition, because our website is accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. Our failure to qualify in a state or country where we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could have a material adverse effect on our business. During fiscal year 2005 and through the thirty-nine weeks ended September 30, 2006, we have been subject to sales and use tax audits by various states as well as an Internal Revenue Service audit for fiscal year 2003. Although any adverse results for completed audits have not been material to us, there is a risk that federal, state and local jurisdictions may challenge the characterization of certain transactions and assess additional amounts, including interest and penalties. In the event that transactions are challenged by tax authorities, the review process would divert management attention and resources and we may incur substantial costs.

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

We paid to the underwriters underwriting discounts and commissions totaling approximately $2.5 million in connection with the offering. In addition, we incurred additional expenses of $1.6 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total expenses of $4.1 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $31.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have used the proceeds from this offering for working capital, to fund our net operating losses and capital expenditures.

Item 3.	Defaults Upon Senior Securities.

On July 17, 2006, we entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement provides for an overall credit line up to a maximum of $10.0 million including a sub-limit of $5.0 million for letters of credit with a maturity date of November 30, 2007.

Borrowings under the Amended Credit Agreement were based upon a percentage of eligible inventory and accounts receivable and were secured by our inventory, accounts receivable, equipment, general intangibles and other rights to payments. The agreement prohibited the payment or declaration of any dividends or the redemption or repurchase of any shares of any class of our stock. The Amended Credit Agreement contained various restrictive and financial covenants including an $8.0 million limit on capital expenditures in any fiscal year and financial covenants related to net worth and net income. Interest on outstanding borrowings in the Amended Credit Agreement was calculated at the lender’s floating prime rate plus .25%. Interest was payable on the last day of each month. As of September 30, 2006, the interest rate on outstanding borrowings was 8.50%.

The financial covenants were revised in the Amended Credit Agreement, including covenants pertaining to the period ended September 30, 2006. We were in compliance with these financial covenants as of September 30, 2006. Since August 10, 2006, we have been out of compliance with certain SEC reporting requirements of our credit agreement as a result of not filing our Form 10-Q for periods ended July 1, 2006 and September 30, 2006 within 40 days of quarter end. We received a waiver of default on August 10, 2006 from Wells Fargo HSBC Trade Bank, N.A.. On January 10, 2007, we received an additional waiver. We filed our Form 10-Q for the period ended July 1, 2006 on January 16, 2007.

On February 2, 2007, we entered into a Loan, Guaranty and Security Agreement with Wells Fargo Retail Finance, LLC (the “Loan Agreement”) which replaced the loan with Wells Fargo HSBC Trade Bank, N.A.. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20.0 million which may be increased to $25.0 million at our option, provided we are not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5.0 million. The amount we may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of our personal property, including equipment, fixtures, general intangibles, intellectual property and inventory. The Loan Agreement contains various restrictive covenants, including minimum availability, which is the amount we may borrow under the Loan Agreement, less the certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures we may incur in any fiscal year.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
3.01(1)	Amended and Restated Certificate of Incorporation

3.02(2)	Amended and Restated Bylaws

4.01(3)	Form of Specimen Common Stock Certificate

10.22(4)	Amended and Restated Credit Agreement between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006.

10.23(4)	Revolving Credit Loan Note between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006

10.24(4)	Security Agreement for Equipment and Fixtures between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006.

10.25(4)	Continuing Security Agreement between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006.

10.26(5)	Loan, Guaranty and Security Agreement between Design Within Reach, Inc. and Wells Fargo Retail Finance LLC, dated as of February 2, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same-numbered exhibit to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.
(2)	Incorporated by reference to the same-numbered exhibit to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.
(3)	Incorporated by reference to the same-numbered exhibit to Amendment No. 1 to Registration Statement on Form S-1 (No. 333-113903) filed on May 17, 2004, as amended.
(4)	Incorporated by reference to the same-numbered exhibit to the Registrant’s Form 10-Q for the period ended July 1, 2006.
(5)	Incorporated by reference to the same-numbered exhibit to the Registrant’s Form 8-K filed on February 8, 2007.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 20, 2007

/s/ John D. Hellmann
John D. Hellmann
Chief Financial Officer and Secretary
(Duly authorized Officer and Principal Financial Officer)