Form 10-K
period 2006-03-30
DESIGN WITHIN REACH INC
filed 2007-05-08
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transaction period from              to

Commission file number: 000-50807

Design Within Reach, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3314374
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

225 Bush Street, 20th Floor, San Francisco, California	94104
(Address of Principal Executive Offices)	(Zip Code)

(415) 676-6500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Series A Junior Participating Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act) (Check one).

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $55,132,903 (based on the closing sales price of the registrant’s common stock on that date). This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of April 24, 2007, 14,417,654 shares of the registrant’s common stock, $.001 par value were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

DESIGN WITHIN REACH, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 30, 2006

PART I

Forward-Looking Statements

Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in Part I, Item 1A. “Risk Factors” and elsewhere in this report.

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

Item 1. Business

Overview

We are an integrated multi-channel provider of distinctive modern design products to both residential and commercial customers. We offer our clients three integrated sales channels to purchase through, consisting of our studios, website and phone. We believe we have developed a national presence in modern design furnishings and a brand recognized for design excellence among our customers and the design community. We believe that we have created a differentiated business model that enables us to provide products to our customers in a more convenient, efficient and economical manner. We strive to broaden the base of modern design consumers, who we believe have been underserved in the United States. Our policy of having core products “in stock and ready to ship” is a departure from the approach taken by many other modern design furnishings retailers, which we believe typically requires customers to wait weeks or months to receive their products. We have relationships with both internationally recognized and emerging designers, which allow us to offer our customers an array of innovative and often hard-to-find merchandise. Our differentiated business model, along with an experienced management team, has enabled us to generate significant growth in customers and net sales over the last six years.

We established our business strategy on the premise that multiple, integrated sales channels improve customer convenience, reinforce brand awareness, enhance customer knowledge of our products, and produce operational benefits that ultimately improve market penetration and returns on capital. We believe most traditional retailers initially established their presence with one sales channel and subsequently added additional channels, thereby making integration across sales channels more difficult.

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

Our merchandise offering is comprised of products that we believe share an aesthetic appeal and feature distinctive modern design elements, superior quality and authenticity. We offer a wide range of products in numerous categories, including chairs, tables, workspace, outdoor furniture, lighting, floor coverings, beds, upholstery, and accessories. We display merchandise in an educational context by providing detailed information regarding the designer and key design and functional elements about each product. We obtain our merchandise from select domestic and foreign designers and manufacturers that meet our requirements for design, quality, packaging, and consistency of production and flow. We believe that our unique assortment of innovative products combined with our licensed originals from, Herman Miller, Inc., Knoll, Inc., Fritz Hansen A/S and Cassina S.p.A serves as a competitive advantage and provides our customers with a distinctive shopping experience.

We believe our success requires the development and maintenance of a select base of residential and commercial customers. Our customers include design professionals, consumers with an interest in modern design and commercial clients. We target educated consumers focused on quality of life and interested in self-enrichment. Historically, our residential customers have been more likely to be male than female, have spanned a wide range of ages and typically have had household incomes greater than $100,000. We sell to the following commercial customers, who we believe are representative of our commercial customer base in a number of different industries, including: architects and designers such as Hermogeno Designs and 212 Box Architecture, institutions of higher education such as New York University and Rhode Island School of Design, retailers such as The Gap, Inc., Nordstrom, and The Limited Brands, Inc. and service firms such as Hospitality Purveyors and iSTAR Financial Inc. A significant percentage of our commercial sales are to small businesses with an interest in, or focus on, design, such as restaurants, salons and boutiques.

We also establish close, lasting relationships with notable and emerging designers and manufacturers. While modern design products have been widely popular in Europe for decades, we believe distribution channels in the United States have historically been limited principally to local boutiques and interior designers. This has restricted product availability and exposure in the United States, reducing opportunities for both designers and manufacturers. We believe we are providing European and American designers with broader, more efficient access to the U.S. modern design furnishings market. In that role, we have developed relationships with leading and emerging designers and manufacturers of design products, many of whom have sought us out as a platform for further exposure and distribution of their products.

We began selling products through our catalog and online in the second half of 1999. We opened our first studio in November 2000. During the last three years, we have continued to grow, especially in studio sales. We have increased the number of our studios from one at the end of 2001 to 63 and one outlet as of December 30, 2006. We expect to open between three and four new studios during fiscal year 2007. As of December 30, 2006, we had signed leases for three additional studios, one of which was opened as of March 31, 2007 and we anticipate opening the others during the second half of 2007.

Modern Design

Modern design is a twentieth century movement, the purpose of which is to utilize current technologies and production methods to create more useful products for a broad audience. The movement was driven by many important designers and architects, including Ludwig Mies van der Rohe, Charles and Ray Eames and Le Corbusier, among others, and has its origins within the German Bauhaus school in the 1920s and the post-World War II mid-century modernists. Modern design is concerned with functionality as well as appearance. As such, modern design is not a decorative style, but rather a discipline where a product’s form follows its function. A product achieves its value through utility and performance, and a well-designed product is one that performs its task especially well and elegantly. Characteristics of modern design furnishings are simplicity, originality, intelligent use of materials, quality, longevity and the avoidance of superfluous ornamentation or period styling. We offer products created by the classic authors of modern design, as well as products created by emerging designers, and strive in all aspects of our business to enhance appreciation of modern design.

Industry Overview

The residential and commercial furnishings market encompasses a variety of goods, including furniture, floor coverings, lighting and accessories. Sales in the U.S. home furnishings and bedding market were estimated at approximately $60 billion in 2006 and are projected to grow to $94.0 billion by 2009, according to Retail Forward, a business information company specializing in industry analysis and forecasts. Sales in the U.S. office furnishings market were approximately $12.9 billion in 2006, growing 7.9% from $11.9 billion in 2005, according to BIFMA International, a not-for-profit trade association of furniture manufacturers and suppliers whose strategic area of focus includes, among other things, statistical data generation.

The modern design furnishings market is a sub-sector of the residential and commercial furnishings market. We believe that the upscale segment of this market, in which we operate, will continue to benefit from several long-term trends, including an increasing interest in modern design, middle-market consumers’ willingness to trade up for premium products and favorable demographic trends.

We believe the increased focus on design covers a wide range of products both within and beyond the traditional furnishings market, from home computers to kitchen appliances. Consumers’ expanding focus on design has been featured in several television programs such as The Learning Channel’s Trading Spaces, as well as in books and other publications, including Michael Silverstein’s book, Trading Up: The New American Luxury. According to the U.S. Department of Commerce, the disposable income of consumers has increased from 2000 through 2005. These consumers are driving increased sales of premium goods and services, which deliver higher quality, technical advantages and superior performance relative to conventional products. These premium products typically command higher prices and gross margins than traditional products. We believe many consumers are interested in modern design products, but are not familiar with, or are hesitant to engage, the more traditional sales channels, such as interior designers or expensive boutiques.

Businesses have also begun to place more emphasis on modern design. We believe that many manufacturers are turning to design as an important differentiator of their products. A November 2003 article in Fortune magazine highlighted organizational initiatives at several major corporations, which have created new positions for design professionals and promoted other design professionals, reflecting the growing importance of design in selling their products. We believe small businesses, which account for a significant portion of our commercial sales, historically have had difficulties gaining access to modern design furnishings. We believe that the modern design furnishings industry has generally marketed and sold modern design products in a manner that effectively excludes small businesses as buyers. Factors that contribute to the exclusion of small businesses from the market for modern design products include: the imposition of minimum order requirements that often exceed such buyers’ requirements, limited physical presence of product sellers in smaller markets; and lack of interest from product distributors to sell to smaller buyers, among others. We believe this large segment of the commercial market has traditionally been underserved and will continue to be particularly receptive to our product offerings.

We believe our business model makes design-oriented products available for convenient purchase to a broad array of residential and commercial consumers and provides enhanced consumer education and product information to our customers, helping us further expand and penetrate the market for modern design products.

Business Strengths

We believe our business strategy and strengths position us to be a leading provider of modern design furnishings in the United States. We believe that our business model is differentiated in several key respects from those of traditional retailers and serves as a competitive strength. We intend to increase market penetration through our strong brand authority, multiple and integrated sales channels, distinctive merchandising, strategic designer and manufacturer relationships, superior customer service and the efforts of our people.

Strong Brand Authority

Since our founding, an integral part of our strategy has been to build the Design Within Reach brand both within the design community and among residential and commercial consumers. To build our brand, we have cultivated relationships with leading designers, highlighted designers and classic design products throughout our sales channels, and carefully sourced products that embody the principles of enduring design, performance and authenticity. Our publications have broad consumer reach. In fiscal year 2006, we distributed on average over 498,000 catalogs each month, and more than 417,000 people currently receive our monthly electronic newsletter, “Design Notes.” We have also sponsored design conferences and other design education activities, such as studio events and design contests, which further increase public awareness of our brand. Recent examples include a studio event featuring Philippe Starck discussing his philosophy and the progression of design, a co-sponsorship of a smallest, coolest apartment design contest, a furniture design contest and exhibition which brought together over 500 people in support of Chicago area design talent and a lecture on textiles and the development of new designs. Through these activities, we believe that the Design Within Reach brand provides our products with authenticity among our customers and has become associated with design excellence both in the design community and with residential and commercial consumers with an interest in modern design.

Multiple, Integrated Sales Channels

We market and sell our products to both residential and commercial customers through three integrated sales channels, consisting of studios, web and phone. We believe our multi-channel strategy enhances our ability to access and serve our customers while improving operational efficiency.

This strategy allows us to better serve customers who may prefer shopping for products in different formats, facilitates rapid and direct feedback as to customer needs and satisfaction, and provides broader exposure and reinforcement of the Design Within Reach philosophy. Customer service is further enhanced by providing convenience, by cost effectively communicating educational information about our products and design in general and by permitting customers to view our complete product selection. During the fiscal year 2006, many of our online buyers had previously visited one of our studios or been mailed a catalog and chose to purchase at www.dwr.com, sometimes after visiting a studio or speaking with a customer service representative over the phone. Our studios enable us to provide the touch and feel of our merchandise to customers and provide a local presence for enhancing market enetration. Our website serves as an information source for both our studio and catalog customers. We maintain consistent pricing across all of our sales channels for all of our customers.

Our strategy also improves operational efficiency through the utilization of a common inventory and centralized information systems. Operating from a common inventory allows us to maintain a high proportion of our products in stock at all times and facilitates more efficient inventory turns. In fiscal year 2006, we had an initial fulfillment rate, meaning the product was in stock and ready to ship at the time of order, of approximately 90%, and we achieved 4.6 turns of our pickable inventory (defined as annual product cost of goods sold divided by average product inventory in our fulfillment center and available for sale to our customers, over the preceding thirteen months). In addition, our integrated channel strategy and common inventory enable us to centralize our management information systems. A centralized system also permits us to utilize experience and information from each channel to benefit the others. For example, we deploy customer data from our phone and online channels to identify promising markets and to increase the effectiveness of our studio site selection process.

Distinctive Merchandising

We take a selective approach to product sourcing, and new products must meet our stringent standards for design, quality and authenticity before they are selected for inclusion in our product assortment. We ensure that the price, look and feel of our products is consistent across all sales channels to provide a cohesive product image to our customers. A crucial element of our merchandising is the belief that each well-designed product should be presented as a stand-alone item, rather than as part of a prepackaged set. Therefore, we present and describe our products in a clear, concise and specific manner, including providing line drawings for each product with its measurements. We complement our merchandise mix with authoritative educational content regarding the designers of our products and other design topics.

Strategic Designer, Manufacturer and Distributor Relationships

We purchase merchandise from select domestic and foreign designers, manufacturers and distributors that meet our requirements for design, quality, packaging, and consistency of production and flow. We currently source products from over 900 vendors, many of which are small, family-owned businesses. In many cases, we have formal written agreements with designers, manufacturers and distributors. In addition, we believe that we have developed strong informal business relationships with our suppliers that provide us a unique place in the market. These relationships have developed over time principally because these designers, manufacturers and distributors have prospered along with us. For example, we purchase products from our vendors frequently and in large volumes, and in many cases, we are a vendor’s largest customer. As a result, we have been able to develop strong relationships with most of our vendors. In addition, we seek to strengthen our relationships with designers by highlighting the design community in our publications and on our website, as well as through our educational efforts across all sales channels. Our credibility and reputation with residential and commercial consumers for high quality, innovative modern design products is further enhanced by our relationships with larger, more prominent vendors from around the world, such as Herman Miller, Inc., Vitra Inc., Knoll, Inc., Cassina S.p.A. and Kartell US Inc. Developing and maintaining our relationships with these designers and manufacturers is a core component of our strategy.

Superior Customer Service

Since inception, we have focused on providing what we believe to be superior customer service in each of our sales channels. Our policy of having products “in stock and ready to ship” is a departure from the approach previously taken by many other modern design furnishings retailers, which we believe typically requires customers to wait weeks or months to receive their products. In fiscal year 2006, we had an initial fulfillment rate, meaning the product was in stock and ready to ship at the time of order, of approximately 90%, and we shipped substantially all in stock product by the next business day after receiving the order. Our fulfillment center in Hebron, Kentucky is located within a two-day drive time for delivery for a majority of the U.S. population, which has enhanced our level of customer service. Other key elements of our customer service include: well-designed and attractive catalogs; knowledgeable sales personnel; our easy-to-use website for around-the-clock purchases; extensive product information; and insightful design-oriented commentary. Our sales professionals work in a coordinated fashion across all of our sales channels with the goal of providing a satisfying and educational experience to all customers. We typically hire our sales professionals from the design community, and we believe that their passion and knowledge enables them to interact effectively with design professionals and residential and commercial consumers in all channels.

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

Open Additional Studios

Our studios have become an integral part of our multi-channel strategy by providing customers with the ability to touch and feel our products and by bringing our philosophy and products to life. We believe that our studio concept has broad appeal, offers attractive financial returns and can potentially be implemented successfully in many markets across the United States. We opened our first studio in November 2000 and have expanded from one studio at the end of 2001 to 63 studios operating in 22 states and the District of Columbia at the end of fiscal year 2006. During fiscal year 2006, we opened seven new studios and one outlet, mostly in smaller urban markets. As of December 30, 2006, we did not have sufficient information to determine how quickly these locations would reach their normal run rate, or how they would ultimately compare with their counterparts in larger urban markets. We are currently monitoring and analyzing studio results in these areas, and have developed tailored advertising programs to drive awareness in these markets. We expect to open three or four new studios in fiscal 2007, mainly in major urban markets. As of December 30, 2006, we had signed leases for three additional studios, one of which was opened as of March 31, 2007 and the others are scheduled to open during the second half of 2007. We generally seek to occupy street-front locations at moderate rental rates, which allows us to become visible and integrated in a neighborhood while obtaining attractive rental payments. We believe our studios have compelling unit-level economics. In fiscal year 2006, studios open the entire twelve months had an average annual sales volume of approximately $1.8 million. Our average initial investment per studio opened during fiscal year 2006 was approximately $530,000, including net build out and pre-opening expenses and the cost of product floor samples. We intend to use the additional studios to gain market share and to secure a strong competitive position in each market where our studios are located, with support from our other sales channels.

Expand and Edit Product Offerings

We believe there are substantial opportunities in the near-term to utilize our brand attributes of enduring design, quality and authenticity to expand our product offerings within existing categories and enter into new, complementary categories. We regularly evaluate and edit our merchandise assortment based upon product performance, compatibility and margin. In recent years, we introduced several new product categories, such as bedroom furnishings and mattresses, floor coverings, lighting and children’s furniture. While most of these have been successful, some have not. Notably the launch of our children’s furniture line (“Jax”) proved to be a disappointment. We have reevaluated that strategy, learned from our mistake and closed down our Jax’s division in June 2006. We also intend to focus on and expand the number of product offerings for which we believe we are the sole supplier in the United States. We believe that any product that meets our standards for design attributes and quality is a candidate to be added to our product assortment, and in the future we may seek out opportunities to market products beyond residential and commercial furnishings and accessories.

Increase Marketing Within and Across Our Sales Channels

We believe that opportunities exist to expand net sales with marketing initiatives focused within and across each of our sales channels. In fiscal year 2007, we are testing larger catalog sizes and increased mailing frequency to our top customers and prospective customers. At the same time, we have reduced total mailings to reduce costs and improve our response rates. Additionally, we believe that we can enhance marketing efficiency by promoting our brand, studio locations and openings in select media as well as our catalogs and on our website and by utilizing customer data obtained from our catalog and online channels to target future studio openings. Our studios contain computers for online access to www.dwr.com, and we encourage in-studio sales personnel to promote online usage and to distribute our catalogs. To enhance online sales, we intend to develop additional website functionality and to implement additional third-party marketing agreements, such as our existing agreements with selected search engines.

Expand Market Awareness and Appreciation for Design Products

In fiscal year 2006, our catalogs ranged from 50 pages to 125 pages and contained between 350 and 400 products. Catalog circulation is focused on:

•	current buyers and catalog requestors;

•	interior designers and architects;

•	other professionals whose work involves design, such as graphic artists;

•	subscribers to design-focused magazines; and

•	purchasers of products from related consumer catalogs and retail stores

We increased mailing frequency to our top customers while reducing overall catalog circulation and increased response rates. We mailed to prospective customers near studios and targeted other select urban markets. We believe this has enabled us to more cost-effectively reach new customers, improve our response rates and order sizes and lower our per customer acquisition costs across all of our sales channels. We introduced product focused mailings such as our first Holiday Gift Mailer and supported core products with seasonal promotions.

We intend to expand our addressable market by continuing to use each of our sales channels to promote innovative design products and to educate consumers on the principles of modern design. We seek to educate consumers through our electronic newsletter, blogs, catalogs, special publications, periodic design seminars, conferences, studio events and design contests. We often host events featuring industry speakers and promote studios by hosting in-studio activities. In fiscal year 2006 we launched additional marketing vehicles, such as newspaper, magazine print ads and customer appreciation mailings. We believe that these activities will enhance consumers’ appreciation of modern design and expand the market for our products.

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

We believe there are many product lines that can be developed in addition to residential and commercial furnishings and accessories, and we are constantly looking for ways to further leverage our brand recognition for design and quality. Our merchant and inventory planning teams meet weekly to review selling rates and make decisions regarding our merchandise assortment based on product performance. We manage a wide range of products and regularly review the bottom third of our assortment and discontinue unproductive items. This process allows us to introduce new items each year while maintaining our focus on product management and inventory turnover. For example, in 2006, our top 100 products represented 31% of our net sales. When we discontinue an item, the remaining inventory of that item is offered as a clearance item through our website and our Secaucus N.J. outlet location.

Sales Channels

We established our business strategy on the premise that multiple, integrated sales channels improve customer convenience, reinforce brand awareness, enhance customer knowledge of our products, and produce operational benefits that ultimately improve market penetration and returns on capital. The objective of each of our sales channels is to maximize total market penetration.

Phone Sales

Our phone sales consist of sales of merchandise through the toll-free numbers associated with our printed catalogs. Our full-color catalog is our primary brand building and marketing tool. By mailing our catalogs in selected markets, we are able to reach a substantial targeted audience, reduce the need for large expenditures on traditional advertising and marketing and generate additional sales across all of our channels. In fiscal year 2006, we distributed 6.0 million catalogs to existing and prospective customers compared to 12.0 million in fiscal year 2005. In fiscal year 2006, phone sales totaled $19.4 million compared to $22.3 million in 2005, a 12.9% decrease as more customers moved to the web and our studios.

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

In fiscal year 2006, our catalogs generally ranged from between 50 and 125 pages. Catalog circulation is focused on:

•	current buyers and catalog requestors;

•	interior designers and architects;

•	other professionals whose work involves design, such as graphic artists;

•	subscribers to design-focused magazines; and

•	purchasers of products from related consumer catalogs and retail stores

In fiscal year 2007, we are testing larger catalog sizes and increased mailing frequency to our top customers and believe this will increase the response to our catalog among this customer segment.

Studio Sales

The role of our studios is to bring modern design to customers’ neighborhoods and allow them to experience our products first hand. In fiscal year 2006, studio net sales totaled $109.6 million, representing a 24.2% increase from fiscal year 2005. Our studios have increased from one at the end of fiscal year 2001 to 63 studios and one outlet operating in 22 states and the District of Columbia at the end of fiscal year 2006. During fiscal year 2006, we opened seven new studios and one outlet in smaller urban markets.

As of December 30, 2006, we did not have sufficient information to determine how quickly these locations would reach their normal run rate, or how they would ultimately compare with their counterparts in larger urban markets. We are currently monitoring and analyzing studio results in these areas, and have developed tailored advertising programs to drive awareness in these markets. We expect to open three to four new studios in fiscal year 2007 in major and smaller urban markets. As of December 30, 2006, we had signed leases for three additional studios, one of which was opened as March 31, 2007. The other anticipated openings in fiscal 2007 are scheduled to open during the second half of the year. Like our catalog and website, our studios are designed to reinforce our multi-channel strategy.

The design of our studios is understated and reflects the clean, simple aesthetics of modernism. This allows us to highlight the design elements of our merchandise. Studio sizes range from approximately 1,100 to 11,000 square feet. As of March 31, 2007, we have signed leases for three new studios each of which average approximately 4,200 square feet. We are targeting our future studios to be approximately 3,000 square feet on average. Most studios are located in buildings with architectural significance and have existing design elements such as brick walls, hardwood floors, high ceilings or exposed beams, which we believe provide the appropriate atmosphere for our products. Since studios are often located in architecturally distinctive buildings, sometimes not originally intended for retail use, our floor plans vary. However, all of our studios feature designer-oriented graphics and include our “chair-wall,” which showcases a variety of the chairs we offer on clean white display risers. Each studio’s selection of tables, lounges, lighting, shelving and other items are displayed throughout the remainder of the studio. Signage is understated but informative and is meant to reflect our design community approach. Since our studios only contain product samples and do not stock inventory for purchase, we are able to devote substantially all of our studio space to showcasing and selling products while also reducing product shrinkage, in-studio costs and the number of studio personnel. Customers are encouraged to touch the products and treat the studio as their own design hub, allowing them to learn about our products in a friendly and informal atmosphere.

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

Target markets for studio openings are identified based partly on household population statistics, but also on supporting sales data collected from our other channels. Studios are located typically in moderate rent areas and usually occupy street-front space. In fiscal year 2006, studios open the entire twelve months had an average annual sales volume of approximately $1.8 million. Our average initial investment per studio opened during fiscal year 2006 was approximately $530,000 including net build-out and pre-opening expenses and the cost of product floor samples.

Online Sales

We created our website, www.dwr.com, to be a readily available resource for modern design furnishings and to support sales and customer service activities 24 hours a day. In fiscal year 2006, our online sales totaled $30.0 million, representing a 2.7% increase from fiscal year 2005. Our website is designed to be consistent with our catalog, with clean and simple layouts. We believe that other features such as zoom, product color changes, and printable product specifications, increase functionality and differentiate our website from those of our competitors.

Online sales are an essential component of our multi-channel strategy. In addition to driving traffic to our website through our other sales channels, we have entered into marketing agreements with select agencies to manage multiple pay-per-click search engine campaigns to increase the number of qualified visits to our website.

One additional feature that has developed into a central part of our strategy is an outgoing e-mail called “Design Notes.” This newsletter currently has a circulation of more than 417,000 and covers a wide range of design topics. The newsletter provides information about our products and also features general industry discussions on topics such as urban design, automobile design, mass transit systems and profiles of specific designers. The newsletter is an important tool allowing us to make valuable contacts with design enthusiasts and potential customers. We have also used our website and “Design Notes” as testing grounds for new products, as they have proven to be effective media for receiving prompt customer feedback.

Product Sourcing

We continually seek to identify and introduce new products that meet our design and quality standards. We provide designers and manufacturers with a forum through which they can significantly enhance the exposure and distribution of their products. We cultivate vendor relationships and host a biennial conference where we communicate openly with our vendor base regarding our expansion strategy and product requirements.

We employ a specialized merchandising team that actively participates with manufacturers and designers in the design process for many new products. Our merchandising team travels regularly to European and domestic markets visiting trade shows, designers and manufacturers in search of innovative new product offerings. Once a product has been approved for inclusion in our product assortment, we negotiate with the product’s vendor to secure product supply. In an effort to ensure consistent product flow from our manufacturers, our inventory planning team supplies select vendors with a six-month rolling forecast of projected purchases.

When determining which products to introduce, we estimate the potential sales, gross margin and returns on capital. We also assess whether a product has the potential to be available through mass merchant channels, which would dilute the uniqueness of the product.

We depend on select designers, manufacturers and distributors to develop and manufacture products for us. We have contractual relationships with many of these suppliers. In addition, we represent the largest share of business for many of them. We currently conduct business with over 900 designers, manufacturers and distributors, over half of which are located outside the United States. In fiscal year 2006, our largest vendor, Herman Miller, Inc., supplied us with products representing 16.8% of our net purchases, and products supplied by our five largest vendors represented approximately 33.8% of net purchases.

Customer Service

We are committed to providing our customers with courteous, knowledgeable and prompt service across all our channels. We have customer service representatives located at our corporate headquarters in San Francisco, California. Our agents are available to take calls from 9:00 a.m. to 9:00 p.m. Eastern Time, Monday through Friday, and 10:00 a.m. to 6:30 p.m. Eastern Time on Saturday and 3:00 p.m. to 8:00 p.m. Eastern Time on Sunday. Our customer service center is staffed with DWR representatives who are interested in design and knowledgeable about our products. Our representatives provide personal attention to customers who call toll free or send e-mails to request a catalog subscription, place an order or inquire about a product. Our customer service group also is responsible for resolving customer complaints. If a customer is not satisfied with one of our products, he or she can return it for repair, replacement or refund.

We seek to hire and retain qualified sales and customer service representatives in both our customer service center and studio operations. As of December 30, 2006, approximately half of our studio personnel either had a degree in design or prior work experience as a design professional. Each new studio proprietor undergoes a thorough training program during which he or she is trained in all aspects of our business. Studio sales personnel are trained extensively prior to a new studio opening. This training focuses primarily on giving them a working knowledge of our products, augmenting their knowledge regarding featured designers and ensuring that they understand our high customer service standards. We have also developed ongoing programs conducted at each studio that are designed to keep each salesperson up-to-date on each new product offered.

Fulfillment

Substantially, all product orders from each of our sales channels are fulfilled from our approximately 317,000 square feet facility in Hebron, Kentucky, except in cases where the product is shipped directly to the customer from the manufacturer. We expect this facility to support our distribution capacity for our existing and future needs. We believe this facility has enhanced our level of customer service with order fulfillment occurring within a two day drive time for delivery for the majority of the U.S. population. Shipment of products from our fulfillment center to our customers is through third-party carriers. Our goal is to ship the majority of customer orders within 24 to 48 hours after the order is received. In fiscal year 2006, we had an initial fulfillment rate, meaning the product was in stock and ready to ship at the time of order, of approximately 90%, and we shipped substantially all in stock product by the next business day after receiving the order.

Information Technology and Systems

In May 2005, we converted our existing information technology system to a new, custom-built system intended to support our product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. The information technology system is also used to generate information for our financial reporting. We encountered problems with the conversion, due in large part to the absence of rigorous testing of the new systems prior to implementation. In particular, the new systems do not contain mechanisms to automatically identify and correct or reject erroneous or incomplete data. These system problems resulted in our being unable to complete the closing of our financial statements for the second quarter of 2006 and filing our second quarter Quarterly Report on Form 10-Q in a timely manner. This delay resulted in the delay of our completion of the closing of our financial statements for the third quarter of 2006 and our fiscal year 2006 audit, and the filing of our Quarterly Report on Form 10-Q for the third quarter and this Annual Report on Form 10-K. During the third quarter of 2005, we hired a consulting firm to assess the inadequacies of the system. As a result of that review process, we have decided to replace the existing system.

During the first quarter of 2006, we hired another consulting firm to clearly define and document the requirements for the new system. During the second quarter of 2006, we finalized the high-level specifications for the new system, selected a software vendor, asked the consulting firm to assist with implementation, and began the process of developing, testing and implementing the new system. We have begun installation of the new system and we plan to have the conversion completed in 2007.

Our website is located at a third-party hosting facility in Santa Clara, California. The hardware configuration includes firewalls, scalable servers, and other network enhancing features. This configuration allowed us to maintain 99.7% availability and a 1.4 second average response time over broadband during fiscal year 2006.

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

We face competition from several sources, including the following:

•	modern design companies selling solely through catalog and online, such as Oriac Design Corp. and Topdeq Corporation;

•	regional retailers specializing in modern design, such as Limn, The Magazine, Moss and Slater/Marinoff & Co.;

•

national or multinational retailers such as Crate & Barrel, Ethan Allen Interiors, Inc., Home Decorators Collection, West Elm (divisions of Williams-Sonoma, Inc.), Restoration Hardware, Inc. and Room & Board, Inc.; and

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

Intellectual Property

We believe that our trademarks, including our registered trademark, “Design Within Reach,” and the brand name recognition that we have developed are of significant value. We strive to preserve the quality of our brand name and protect all of our intellectual property rights, which include the copyrights in our catalogs, rights to our domain name, www.dwr.com, and our databases and information management systems to ensure that the value of our proprietary rights is maintained. We attempt to protect our intellectual property rights on our commissioned designs, both in the United States and in foreign countries, through a combination of trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights. These include trademark, copyright and trade secret laws and confidentiality, invention assignment and nondisclosure agreements with our employees, contractors and suppliers.

Employees

At December 30, 2006, we had 407 employees, of whom 348 were engaged in selling and administrative functions, and 59 were involved in sourcing or fulfillment functions.

Available Information

A copy of any of the materials we file with the SEC may be inspected without charge at the public reference room maintained by the SEC, located at 450 Fifth Street, N.W., Room 1200, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The address of the site is www.sec.gov. We file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the public reference room and website of the SEC referred to above. We maintain a website at www.dwr.com. You may access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our web address does not constitute incorporation by reference of the information contained at or accessible through this site.

Item 1A. Risk Factors

The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this report, the information incorporated herein by reference and those we may make from time to time.

Risks Relating to our Business

We have recently revised our corporate strategy and our new strategy may not be successful.

We have recently revised our corporate strategy by focusing on improving studio sales, increasing staffing in our customer service department, limiting the number of products we offer and revamping our website. In June 2006 we closed down our children’s furniture division (“Jax”) and liquidated the remaining inventory. We have also reduced the number of planned new studio openings, in an effort to reduce capital expenditures and generate positive cash flow. We may not be successful in increasing profitability and limiting expenditures, and the reduction in our planned growth may adversely affect our gross margins and our net sales may not increase as rapidly as planned or at all.

Our limited operating history makes evaluation of our business difficult.

We were originally incorporated in November 1998 and began selling products in July 1999. As an early stage company with limited operating history, we face risks and difficulties, such as challenges in accurate financial planning and forecasting as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories. These difficulties are particularly evident with respect to the evaluation and prediction of the operating results and expenses of our studios, as we opened our first studio in November 2000 and have expanded from one studio at the end of 2001 to 63 studios and one outlet as of December 30, 2006. Further, our limited operating history will make it difficult for investors and securities analysts who may choose to follow our common stock, if any, to evaluate our business, strategy and prospects. Our failure to address these risks and difficulties successfully would seriously harm our business.

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

We believe that our future growth will be substantially dependent on increasing sales of existing core products, and maintaining or increasing our current gross margin rates. We may not be able to increase the growth of existing core andnew products or maintain or increase our gross margin rate in future periods. Failure to do so may adversely affect our business.

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

We plan to open between three and four new studios in fiscal year 2007. We anticipate the costs associated with opening these new studios will be approximately $1.6 million in 2007. However, we may not be able to attain our target number of new studio openings, and any of the new studios that we open may not be profitable, either of which could have an adverse impact on our financial results. Our ability to expand by opening new studios will depend in part on the following factors:

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

Some of our expenses will increase with the opening of new studios, such as headcount and lease occupancy expenses. Moreover, as we increase inventory levels to provide studios with product samples and support the incremental sales generated from additional studios, our inventory expenses will increase. We may not be able to manage this increased inventory without decreasing our earnings. If studio sales are inadequate to support these new costs we will continue to struggle to generate net income. In addition, if we were to close any studio, whether because a studio is unprofitable or otherwise, we likely would be unable to recover our investment in leasehold improvements and equipment at that studio and would be liable for remaining lease obligations.

We do not have long-term vendor contracts and as a result we may not have continued or exclusive access to products that we sell.

All of the products that we offer are manufactured by third-party suppliers. We do not typically enter into formal exclusive supply agreements for our products and, therefore, have no contractual rights to exclusively market and sell them. Since we do not have arrangements with many of our vendors or distributors that would guarantee the availability or exclusivity of our products from year to year, we do not have a predictable or guaranteed supply of these products in the future. If we are unable to provide our customers with continued access to popular products, our net sales will decline and our operating results would be harmed.

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

We rely on catalog-based marketing, which could have significant cost increases and could have unpredictable results.

Our success depends in part on our ability to market, advertise and sell our products effectively through the Design Within Reach catalog. In fiscal year 2006, phone sales totaled $19.4 million, representing 10.9% of our total net sales during such period. We believe that the success of our catalog operations depends on the following factors:

•	our ability to continue to offer a merchandise mix that is attractive to our customers;

•	our ability to achieve adequate response rates to our mailings;

•	our ability to add new customers in a cost-effective manner;

•	our ability to design, produce and deliver appealing catalogs in a cost-effective manner; and

•	our ability to timely deliver catalog mailings to our customers.

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

Our success depends in part on our ability to market, advertise and sell our products through our website. In fiscal year 2006, online sales totaled $30.0 million, representing 16.8% of our total net sales. The success of our online business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to additional risks and uncertainties associated with the Internet. These risks include changes in required technology interfaces, website downtime or slowdowns and other technical failures or human errors, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to respond successfully to these risks and uncertainties might adversely affect the sales through our online business, as well as damage our reputation and increase our selling, general and administrative expenses.

We have made and will continue to make certain systems changes that might disrupt our supply chain operations and delay financial results.

Our success depends on our ability to source merchandise efficiently through appropriate systems and procedures. In May 2005, we converted our then existing information technology system to a new, custom-built system supporting our product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. We also use this information technology system to generate information for our financial reporting. We encountered problems with the conversion, due in large part to the absence of rigorous testing of the new systems prior to implementation. In particular, the new systems do not contain mechanisms to automatically identify and correct or reject erroneous or incomplete data. These system problems resulted in our being unable to complete our fiscal year 2006 and 2005 audits timely and file this Form 10-K in a timely manner. During the third quarter of 2005, we hired a consulting firm to assess the inadequacies of the system. As a result of that review process, we have decided to replace our current system.

During the first quarter of 2006, we hired another consulting firm to clearly define and document the requirements for the new system. During the second quarter of 2006, we finalized the high-level specifications for the new system, selected a software vendor, hired a consulting firm to assist with implementation, and began the process of developing, testing and implementing the new system. We have begun installation of the new system and we plan to have the conversion completed in 2007. There are inherent risks associated with replacing our core systems, including possible supply chain disruptions that could affect our ability to deliver products to our customers or delays in obtaining the information necessary for our financial reporting. We may not be able to successfully launch these new systems or launch them without supply chain disruptions or delays in releasing our financial results in the future. Any resulting supply chain disruptions could have a material adverse effect on our operating results. If we cannot produce timely and reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

Management has identified material weaknesses in internal controls over financial reporting. Our failure to implement and maintain effective internal controls in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that control deficiencies which constituted material weaknesses existed in our internal control over financial reporting as of December 30, 2006. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 30, 2006 at the reasonable assurance level. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses relating both to our control environment and our control activities.

Management determined that we had material weaknesses in our control environment because as of December 30, 2006 we did not have (1) a sufficient number of personnel or appropriate depth of experience for our accounting, finance and information technology departments to ensure the preparation of interim and annual financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), (2) robust risk assessment processes, including strategic plans, budgets and clearly defined and communicated goals and objectives, (3) effective controls over the documentation, application and review of our significant accounting policies and procedures, (4) sufficient processes to identify, capture and communicate financially significant information, (5) adequate monitoring of our existing control activities over financial reporting, (6) sufficient segregation of duties (7) adequate records retention, and (8) adequate account analyses, account summaries and account reconciliations. In addition, we placed heavy reliance on manual procedures and detective controls without quality control review and other monitoring controls in place to adequately identify and assess significant risks that may impact financial statements and related disclosures. These conditions were exacerbated by problems with our software systems and significant turnover of personnel in several key positions in finance, accounting and information technology, including the chief financial officer, controller and chief information officer. These control deficiencies could result in material misstatements of the annual or interim financial statements that would not be prevented or detected. For more information about the material weaknesses identified by management, please see Part I, Item 9A, “Controls and Procedures.”

In the third quarter 2006, we began to take steps to strengthen our internal control processes to address the matters we have identified. These measures may not, however, completely eliminate the material weaknesses we identified, and we may have additional material weaknesses or significant deficiencies in our internal controls that we have not yet identified. The existence of one or more material weaknesses or significant deficiencies could result in material errors in our financial statements, and we may incur substantial costs and may be required to devote substantial resources to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with

Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot produce timely and reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

We may need additional financing and may not be able to obtain additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.

We generated a net loss of $8.3 million in fiscal year 2006 and cash provided by operations was $509,000 during this period. We expect to continue incurring losses during the fiscal year 2007.

On February 2, 2007, we entered into a Loan, Guaranty and Security Agreement with Wells Fargo Retail Finance, LLC (the “Loan Agreement”) which replaced the loan with Wells Fargo HSBC Trade Bank, N.A. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20.0 million, which may be increased to $25.0 million at our option, provided we are not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5.0 million. The amount we may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of our personal property, including equipment, fixtures, general intangibles, intellectual property and inventory. The Loan Agreement contains various restrictive covenants, including minimum availability, which is the amount we may borrow under the Loan Agreement, less certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures we may incur in any fiscal year.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability. In the event of default, our interest rates are increased by approximately two percentage points. On February 2, 2007, we had outstanding approximately $1.3 million in letters of credit under our previous line of credit with Wells Fargo HSBC. These letters of credit were transferred to our new facility, no others borrowings were outstanding with Wells Fargo HSBC on February 2, 2007.

Other than the Loan Agreement, we do not have any significant available credit, bank financing or other external sources of liquidity. We may need to raise additional capital in the future to fund our working capital requirements, open additional studios, to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. The amount of financing that we will require for these efforts will vary depending on our financial results, our ability to generate cash from internal operations, and the number and speed at which we open additional studios. There is no assurance that we will be able to raise the additional capital required to meet our objectives. Our challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, we will be forced to scale back, or fail to address opportunities for expansion or enhancement of, our operations.

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

We source many of our products from manufacturers and suppliers located in Europe, many of which close for vacation during the month of August each year. Accordingly, during September, and in many cases, for several weeks, thereafter, as manufacturing resumes and products are shipped to the United States, we are often unable to receive product shipments from these suppliers. As a result, we are required to make projections regarding customer demand for these products for the third and fourth quarters of each year and order sufficient product quantities for delivery in advance of the August shutdown. If we misjudge demand for any of these items, our inventory levels may be too high or low. If we have a shortage of a particular item affected by the August shutdown, we may not be able to procure additional quantities for some weeks or months, which could result in loss of sales and have a material adverse effect on our operating results.

We depend on domestic and foreign vendors, some of which are our competitors, for timely and effective sourcing of our merchandise.

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from over 900 foreign and domestic designers, manufacturers and distributors. We have no long-term purchase contracts with any of our suppliers and, therefore, have no contractual assurances of continued supply, pricing or access to products, and any vendor could discontinue selling to us at any time. In fiscal year 2006, products supplied by our five largest vendors represented approximately 34% of net purchases.

Additionally, some of our suppliers, including Herman Miller, Inc., Vitra Inc. and Kartell US Inc., compete directly with us in both residential and commercial markets and may in the future choose not to supply products to us. In fiscal year 2006, products supplied by Herman Miller, Inc., Vitra Inc. and Kartell US Inc. represented approximately 20% of our net purchases. Additionally, some of our smaller vendors have limited resources, production capacities and operating histories, which mean that they may not be able to timely produce sufficient quantities of certain products demanded by our customers. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Any inability to acquire suitable merchandise or the loss of one or more key vendors could have a negative effect on our business and operating results because we would be missing products from our merchandise mix unless and until alternative supply arrangements are made. Moreover, we may not be able to develop relationships with new vendors and products from alternative sources, if any, may be of a lesser quality or more expensive than those we currently purchase.

New accounting pronouncement may impact our future results of operations.

In fiscal year 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment” issued by the Financial Accounting Standards Board, or FASB. SFAS No. 123R requires us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity awards on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. In accordance with SFAS 123R, we adopted a fair value-based method for measuring the compensation expense related to share-based compensation. In 2006, we recognized approximately $1.9 million in expense related to stock-based compensation under SFAS 123R. Future financial impact is difficult to predict because it will depend on levels of share-based payments granted in the future, assumptions used to determine fair value and forfeiture rates used to calculate the expense.

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

In fiscal year 2006, we generated all of our net sales in U.S. dollars, but we purchased approximately 46% of our product inventories from manufacturers in Europe and paid for 38% of these products in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, our effective cost of supplies of product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of goods sold and decrease our gross margin.

In fiscal year 2006, the value of the dollar increased approximately 12% relative to the Euro. However, we did not benefit significantly from this strengthening of the dollar because we made most of our fiscal year 2006 inventory purchases in the first part of the year when the dollar was still weak relative to the Euro and because of the hedging contracts we purchased at a time when the dollar was relatively weak. During the second part of the year, we ceased purchasing hedging contracts and conducted our currency transactions on the spot market. During 2007, we have begun purchasing foreign currency forward contracts with maturities of 12 months or less to hedge our foreign currency risk on anticipated purchases of merchandise based on purchases orders outstanding. In fiscal 2006 we accounted for hedging contracts on a monthly basis by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged was sold in each reporting period. However, when derivative positions exceed identified exposures, such contracts are considered “ineffective” and reported through earnings (loss). In fiscal year 2006, our actual demand was less than our forecasted demand, and the amount of Euros we hedged was greater than the amount we needed for purchases of inventory. As a result, we recorded approximately $69,000 for ineffectiveness during fiscal year 2006. If our anticipated purchases exceed actual purchases, we may continue to have expenses associated with hedging that are not associated with inventory purchases. If our hedging strategy does not help reduce fluctuations in our cost of goods and mitigate the impact of strengthening of the Euro relative to the U.S. dollar, we will continue to have difficulties in accurately predicting our costs of goods and our cost of goods may increase, adversely impacting our gross margin.

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

We conduct all of our fulfillment operations from our facility in Hebron, Kentucky. Other than samples located at our studios and products that are shipped directly to our customer from the manufacturer, we house all of our inventory and ship all of our products to our customers from our fulfillment center. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable event affecting our fulfillment center would cause interruptions or delays in our business and loss of inventory and could render us unable to accept or fulfill customer orders in a timely manner, or at all. Further, we have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that a fire, natural disaster or other catastrophic event were to destroy a significant part of our Hebron, Kentucky facility or interrupt our operations for any extended period of time, or if harsh weather conditions prevent us from delivering products in a timely manner, our net sales would be reduced and our operating results would be harmed.

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

We have had three different Chief Executive Officers since October 2005. In May 2006, Tara Poseley resigned her employment from the Company. In May 2006, Ray Brunner, who previously served as our Executive Vice President—Studio Operations and Real Estate, was appointed President and Chief Executive Officer. Prior to that, Ms. Poseley served as President and Chief Executive Officer from October 2005 to May 2006. Prior to that, Wayne Badovinus served as President and Chief Executive Officer. The key personnel turnover in the last twelve months includes our Chief Financial Officer (position subsequently filled), Vice President—Finance and Corporate Controller (position subsequently filled), Chief Information Officer, Vice President—Human Resources, Vice President (position subsequently filled)—Inventory Planning and Executive Vice President—Merchandising and Marketing ( position subsequently filled with Vice President Merchandising and Design and a Vice President of Marketing). As a result, our senior management team has limited experience working together as a group. This lack of shared experience could impact our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business.

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

We regard our copyrights, service marks, trademarks, trade dress, patents, trade secrets and other intellectual property as critical to our success. Our principal intellectual property rights include trademark registrations or applications for our name, “Design Within Reach,” our logo, and the acronym, “DWR,” among others; copyrights and trade dress rights in our catalogs, website and certain of our products, such as our commissioned designs, and packaging; rights to our domain name, www.dwr.com, and our databases and information management systems; and patent registrations or applications, and other proprietary rights, in certain product designs. We rely on trademark, copyright, patent, unfair competition and trade secret laws and confidentiality agreements with our employees, consultants, suppliers and others, to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. If we are unable to protect or preserve the value of our trademarks, copyrights, patents, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired and we could lose customers. In addition, the costs of defending our intellectual property may adversely affect our operating results.

We may face product liability claims or product recalls that are costly and create adverse publicity.

The products we sell may from time to time contain defects which could subject us to product liability claims and product recalls. Any such product liability claim or product recall may result in adverse publicity regarding us and the products we sell, which may harm our reputation. If we are found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defend ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and our reputation could suffer, any of which could harm our business. In addition, although we maintain limited product liability insurance, if any successful product liability claim or product recalls are not covered by or exceeds our insurance coverage, our financial condition would be harmed.

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

We are subject to the same federal, state and local laws as other companies conducting business online, including consumer protection laws, user privacy laws and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to our customers of our policies on sharing non-public information with third parties, must provide advance notice of any changes to our privacy policies and, with limited exceptions, must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Further, the growth of online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on

us. Today, there are an increasing number of laws specifically directed at the conduct of business on the Internet. Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as freedom of expression, pricing, user privacy, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability of existing laws to the Internet relating to issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, U.S. and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. Many of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. The applicability and reach of those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are uncertain. The restrictions imposed by and cost of complying with current and possible future laws and regulations related to our business could harm our future operating results.

In addition, because our website is accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. Our failure to qualify in a state or country where we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could have a material adverse effect on our business. During fiscal years 2006 and 2005, we have been subject to sales and use tax audits by various states as well as an Internal Revenue Service audit for fiscal year 2003. Although any adverse results for completed audits have not been material to us, there is a risk that federal, state and local jurisdictions may challenge the characterization of certain transactions and assess additional amounts, including interest and penalties. In the event that transactions are challenged by tax authorities, the review process would divert management attention and resources and we may incur substantial costs.

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

The State of California enacted a law that requires any company that does business in California and possesses computerized data, in unencrypted form, containing certain personal information about California residents to provide prompt notice to such residents if that personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker. The law defines personal information as an individual’s name together with one or more of that individual’s social security number, driver’s license number, California identification card number, credit card number, debit card number, or bank account information, including any necessary passwords or access codes. As our customers, including California residents, generally provide information to us that is covered by this definition of personal information in connection with their purchases via our website, our business will be affected by this new law. As a result, we will need to ensure that all computerized data containing the previously-described personal information is sufficiently encrypted or that we have implemented appropriate measures to detect unauthorized access to our data. These measures may not be sufficient to prevent unauthorized access to the previously described personal information. In the event of an unauthorized access, we are required to notify our California customers of any such access to the extent it involves their personal information. Such measures will likely increase the costs of doing business and, if we fail to detect and provide prompt notice of unauthorized access as required by the new law, we could be subject to potential claims for damages and other remedies available to California residents whose information was improperly accessed or, under certain circumstances, the State of California could seek to enjoin our online operations until appropriate corrective actions have been taken. While we intend to comply fully with this new law, we may not be successful in avoiding all potential liability or disruption of business resulting from this law. If we were required to pay any significant amount of money in satisfaction of claims under this new law, or any similar law enacted by another jurisdiction, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our operating results could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.

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

In May 2006, we adopted a stockholder rights plan that could discourage, delay or prevent an acquisition of the Company under certain circumstances. The rights plan provides for preferred stock purchase rights attached to each share of our common stock which will cause substantial dilution to a person or group acquiring 15% or more of our common stock if the acquisition is not approved by our board of directors. In connection with the adoption of the rights plan, our board of directors declared a dividend of one preferred share purchase right for each outstanding share of common stock on June 2, 2006. Under the terms of the rights plan, each right represent the right, under certain circumstances to purchase from the Company 1/1000th of a share of Series A Junior Participating Preferred Stock at a price of $50.00 per 1/1000th of a Preferred Share, subject to certain anti-dilution adjustments. The rights become exercisable ten days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our common stock or ten business days (or such later date as may be determined by action of our board of directors prior to such time as any person or group of affiliated persons becomes an acquiring person) following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of our common stock. Upon exercise of the rights, the preferred stock is also entitled to preferential dividend and liquidation payments protected by customary anti-dilution provisions.

In addition, if Design Within Reach, Inc. were the surviving corporation in a merger with an acquiring person or any affiliate or associate of an acquiring person and our common stock was not changed or exchanged, each holder of a right, other than rights that are or were acquired or beneficially owned by the acquiring person (which rights will thereafter be void), will thereafter have the right to receive upon exercise that number of shares of common shares having a market value of two times the then current purchase price of one right. In the event that, after a person has become an acquiring person, Design Within Reach, Inc. was acquired in a merger or other business combination transaction or more than 50% of its assets or earning power were sold, each holder of a right will thereafter have the right to receive, upon the exercise thereof at the then current purchase price of the right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the then current purchase price of one right. The rights plan has a term of 10 years.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently lease an approximately 60,000 square foot facility in downtown San Francisco, California for our corporate headquarters. The lease for our corporate headquarters expires on March 10, 2010. We believe that this facility will provide us with adequate space for growth for at least the next three years.

We lease approximately 317,000 square feet of warehouse space in Hebron, Kentucky for use as our warehouse and fulfillment center and we expect this facility to support our current and future distribution capacity needs. The lease expires on November 30, 2008.

As of December 30, 2006, we leased approximately 250,000 gross square feet for our 63 studios, and our one outlet location has leased space of approximately 22,000 gross square feet. These studios and outlet are in 22 states and the District of Columbia. In 2007 we anticipate opening 3 to 4 new studios and have signed three new leases aggregating approximately 13,000 gross square feet. One of these locations opened as of March 31, 2007 and the other two are scheduled to open during the second half of 2007 in smaller urban markets. Most of our studio locations have lease terms ranging from five to ten years and provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. These leases generally require that we pay insurance, utilities, real estate taxes and repair and maintenance expenses.

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

	High	Low
Year Ended December 30, 2006
Fourth quarter	$6.35	$4.71
Third Quarter	6.90	5.25
Second Quarter	6.84	4.45
First Quarter	7.62	5.15

Year Ended December 31, 2005
Fourth quarter	$9.60	$4.20
Third Quarter	19.45	8.90
Second Quarter	18.62	13.88
First Quarter	16.81	13.26

On April 20, 2007, the closing price of our common stock was $5.94.

Holders

As of April 20, 2007, there were approximately 45 holders of record of our common stock.

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

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since June 30, 2004 to two indices: the Nasdaq Composite Index, U.S. Companies, and the Nasdaq Retail Trade Index. The graph assumes an initial investment of $100 on June 30, 2004. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our stock.

	6/04	12/04	12/05	12/06
Design Within Reach, Inc.	100.00	88.56	32.26	30.01
NASDAQ Composite	100.00	107.04	110.18	125.29
NASDAQ Retail Trade	100.00	113.81	103.57	99.08

Equity Compensation Plan Information

The following table sets forth information regarding all of our equity compensation plans as of December 30, 2006.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	1,532,552	$7.01	1,673,953
Equity compensation plans not approved by security holders	—	—	—

Total	1,532,552	$7.01	1,673,953

(1)	Includes 234,729 shares of our common stock available for issuance under our Employee Stock Purchase Plan.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 30, 2006.

Item 6. Selected Financial Data

The following selected financial data are derived from our financial statements. This data should be read in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended (1)
	December 30, 2006	December 31, 2005	January 1, 2005	December 27, 2003	December 28, 2002
	(in thousands, except share and per share data)
Statements of Operations Data:
Net sales	$178,142	$158,236	$120,598	$81,138	$57,254
Cost of sales	103,681	90,400	65,077	43,298	30,241

Gross margin	74,461	67,836	55,521	37,840	27,013
Selling, general and administrative expenses	87,555	71,422	49,507	35,232	24,883
Facility relocation costs (2)	—	—	198	559	—

Earnings (loss) from operations	(13,094)	(3,586)	5,816	2,049	2,130
Other (income) expense, net	212	568	242	59	74

Earnings (loss) before income taxes	(12,882)	(3,018)	6,058	2,108	2,204
Income tax expense (benefit) (3)	(4,593)	(949)	2,314	(852)	1

Net earnings (loss)	$(8,289)	$(2,069)	$3,744	$2,960	$2,203

Deemed preferred stock dividend (4)	—	—	—	(1,765)	—
Net earnings (loss) available to common stockholders	$(8,289)	$(2,069)	$3,744	$1,195	$2,203

Net earnings (loss) per share (5)
Basic	$(0.58)	$(0.15)	$0.46	$0.37	$0.75
Diluted	$(0.58)	$(0.15)	$0.29	$0.11	$0.21
Weighted average shares used to compute net earnings (loss) per share:
Basic	14,342	13,729	8,177	3,261	2,951
Diluted	14,342	13,729	13,128	11,294	10,663

	As of
	December 30, 2006	December 31, 2005	January 1, 2005	December 27, 2003	December 28, 2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,795	$3,428	$1,075	$44	$4,587
Investments	—	9,652	25,517	—	—
Working capital	20,451	25,030	28,882	1,646	5,111
Total assets	82,194	86,206	74,620	25,522	18,378
Total indebtedness	1,105	136	1,305	3,675	—
Convertible preferred stock (6)	—	—	—	12,084	12,232
Accumulated earnings (deficit)	(9,100)	(811)	1,258	(2,486)	(3,681)
Total stockholders’ equity	47,763	53,542	48,002	9,838	8,752

(1)	We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. Each fiscal quarter ends on the Saturday closest to the last day of the calendar quarter. Each fiscal year presented consisted of 52 weeks, with the exception of fiscal year 2004, which consisted of 53 weeks.

(2)	Costs associated with the relocation of our fulfillment center operations from Union City, California to Hebron, Kentucky. Facility relocation costs for the fiscal year 2004 also included costs associated with the relocation of our corporate headquarters.
(3)	In fiscal year 2003, we recorded a net income tax benefit of $852,000 principally as a result of the reversal of a valuation allowance on our California state and federal net operating loss carry-forwards.
(4)	In May 2003, we repurchased 1,961,000 shares of our Series B preferred stock at a price of $3.45 per share, for aggregate consideration of $6.8 million. The excess of the repurchase price over the carrying value of the repurchased shares is reported as a deemed preferred stock dividend of $1.8 million and subtracted from net earnings to arrive at net earnings available to common stockholders. The deemed preferred stock dividend in fiscal year 2003 reduced basic earnings per share by $0.54 to $0.37 and diluted earnings per share by $0.15 to $0.11.
(5)	For more information regarding the calculation of net earnings (loss) per share, see Note 1 of our financial statements.
(6)	All 5,399,000 outstanding shares of convertible preferred stock converted automatically into 5,399,000 shares of common stock upon the closing of our initial public offering in July 2004.

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

Overview

Design Within Reach is an integrated multi-channel provider of distinctive modern design furnishings and accessories offering products to both residential and commercial customers through three integrated sales channels consisting of our studios, website and phones. We offer a wide range of products in numerous categories, including chairs, tables, workspace and outdoor furniture, lighting, floor coverings, beds and related accessories, bathroom fixtures, fans and other home and office accessories. Our policy of having products “in stock and ready to ship” is a departure from the approach taken by many other modern design furnishings retailers, which we believe typically requires customers to wait weeks or months to receive their products.

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

In recent years, we have continued to increase sales as our studio base grows; studios have increased in number from one at the end of 2001 to 63 studios and one outlet operating in 22 states and the District of Columbia as of December 30, 2006. During fiscal 2006, we opened seven studios and one outlet. We expect to open between three to four new studios in fiscal 2007, in major and smaller urban markets.

All of our sales channels utilize a single common inventory held at our Hebron, Kentucky fulfillment center. Because we don’t offer a “cash and carry” option in our studios, we are able to more fully utilize selling space and avoid the operational issues that often arise with stock balancing and store replenishment. We currently source our products primarily in the U.S. and Europe. In 2006, we purchased approximately 46% of our product inventories from manufacturers in foreign countries, 38% of our product inventory purchases were paid for in Euros. Although we put a hedging strategy in place to mitigate the impact of currency fluctuations during the fourth quarter of 2004, we have not been satisfied with the results of this strategy. The final hedge contract under this arrangement was settled in July 2006. We plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, we will strive to source products in other parts of the world including Latin America and Asia where product costs are expected to be lower. However, we believe this will not begin to favorably impact our product margins until fiscal year 2008.

In May 2005, we converted our then existing information technology systems to new, custom-built systems supporting our product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. These information technology systems also are used to generate information for our financial reporting. We encountered problems with the conversion, due in large part to the absence of rigorous testing of the new systems prior to implementation. In particular, the new systems do not contain mechanisms to automatically identify and correct or reject erroneous or incomplete data. During the third quarter of fiscal year 2005, we hired a consulting firm to assess the inadequacies of the system. As a result of that review process, we plan to replace the existing system, as discussed below. Our existing system cost us approximately $5.1 million and the net book value was approximately $450,000 as of December 30, 2006. We accelerated depreciation of the system during the third quarter of fiscal year 2005 such that the IMARC system will be fully depreciated when the new system is implemented. The impact of this change resulted in additional depreciation expense in fiscal year 2006 and 2005 of approximately $1.0 million and $300,000, respectively. The impact of this change is anticipated to be an expense of approximately $140,000 in fiscal year 2007. These amounts will reduce net income or increase net losses.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are set forth below.

We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. Our 2006 fiscal year ended on December 30, 2006, the 2005 fiscal year ended on December 31, 2005 and our 2004 fiscal year ended on January 1, 2005. Fiscal years 2006 and 2005 consisted of 52 weeks and fiscal year 2004 consisted of 53 weeks.

Revenue Recognition. The Company recognizes revenue on the date on which it estimates that the product has been received by the customer. The Company records as deferred revenue any sales made in the last week of the reporting period for which it estimates delivery in the following period. The Company uses third-party freight carrier information to estimate standard delivery times to various locations throughout the United States. Sales are recorded net of expected returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. The Company’s management must make estimates of potential future product returns related to current period revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount less any reserve for estimated scrap. Reserve for estimated product returns were approximately $565,000 and $323,000 as of December 30, 2006 and December 31, 2005, respectively.

Inventory. Inventory consists primarily of finished goods purchased from third-party manufacturers and estimated inbound freight costs. Inventory on hand is carried at a computed average cost which approximates a first-in first-out method and the lower of cost or market. We write down inventory for estimated damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. Although our actual inventory write-downs historically have not differed materially from estimated inventory write downs, in the future, actual inventory write downs may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. As of December 30, 2006 and December 31, 2005, inventory reserves amounted to approximately $2.3 million and $2.2 million, respectively.

Inventory in transit. We record inventory in transit based upon shipping terms, estimated lead times from our vendors to our freight forwarders as well as purchase order amounts. Actual amounts shipped could differ from our estimates due to transit times as well as partial shipments due to shortages or backorders. Inventory-in-transit was $6.0 million as of December 30, 2006 and $5.6 million as of December 31, 2005.

Accrued freight. We estimate inbound and outbound freight costs based upon an analysis and review of our historical freight costs. These costs may vary due to the actual weight and size of the product shipped as well as added fuel surcharges.

Stock-Based Compensation. In the first quarter 2006, we adopted the modified prospective method for valuing stock options we grant in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. Under SFAS 123R, we recognized $1.9 million of compensation expense related to stock options and employee stock purchases in fiscal 2006. Stock based compensation expense is classified in Selling, General and Administrative expenses. We calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model. The following assumptions are used in the model: (1) a blended volatility rate using a combination of historical stock price and market-implied volatility for traded and quoted options on the equities for the group of retail companies for which exchange traded options are observed, (2) a risk-free interest rate based upon the average daily closing rates during the quarter for U.S.

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

Accounting for Income Taxes. The Company will need to generate future taxable income of approximately $7.4 million, and $16.7 million to realize federal and state net operating losses, respectively. The Company anticipates generating future taxable income by improving gross margin by utilizing reliable inventory costing information to better align sales prices with related products costs, improving the management and monitoring of inventory returns, and elimination of less profitable product lines. Additionally, the Company anticipates better aligning operating costs with sales levels and reducing the large volume of consulting costs incurred during fiscal 2005 and 2006 as a result of significant systems issues and employee turnover.” We record an estimated valuation allowance on our deferred tax assets if it is more likely than not that they will not be realized. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or a part of our net deferred tax assets in the future, we would record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. The Company has provided a valuation allowance to the extent that its deferred tax assets are deemed not realizable.

Advertising Costs. Prepaid catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs, for all of our direct response catalogs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual sales to the total of actual and estimated future sales on an individual catalog basis. The period of expected future benefit is calculated based on our projections of when approximately 90% of sales generated by the catalog will be made. Based on data we have collected, we historically have estimated that catalogs have a period of expected future benefit of two to four months. The period of expected future benefit of our catalogs could decrease if we were to publish new catalogs more frequently in each year, or could increase if we published them less frequently. Prepaid catalog costs are evaluated for realizability at the end of each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. We account for consideration received from our vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received from such vendors were approximately $514,000, $673,000 and $489,000 in 2006, 2005 and 2004, respectively.

Impairment of Long-Lived Assets. We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Management considers the following circumstances and events to assess the recoverability of carrying amounts: 1) a significant adverse change in the extent or manner in which long-lived assets are being used or in its physical condition, 2) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, 3) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, and 4) a current expectation that, more likely than not, the long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Decisions to close a studio or facility also can result in accelerated depreciation over the revised useful life. When we close a location that is under a long-term lease, we record a charge for the fair value of the liability associated with that lease at the cease-use date. The fair value of such liability is calculated based on the remaining lease rental payments due under the lease, reduced by estimated rental payments that could be reasonably obtained by us for subleasing the property to a third party. The estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by factors such as future studio profitability, real estate demand and economic conditions that can be difficult to predict. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, a loss is recognized equal to the difference between the carrying value and the fair value of the assets.

Derivative and Hedging Activities. We record derivatives, particularly cash flow hedges for foreign currency, at fair value on our balance sheet, including embedded derivatives. We account for foreign currency option contracts on a monthly basis by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged is sold in each reporting period. Our derivative positions were used only to manage identified exposures. Management evaluates our hedges for effectiveness at the time they are designated as well as throughout the hedge period. With respect to any derivative that is deemed ineffective, the ineffective portion is reported through earnings. Management evaluates the ineffectiveness of outstanding contracts when it is probable that the original forecasted transaction will change. The effective portion of changes in the fair value of cash flow hedges is recorded in other comprehensive income (loss) and is recognized in cost of sales when the underlying inventory is sold. We recorded approximately $69,000 and $236,000 for ineffectiveness in 2006 and 2005, respectively. There were no amounts recorded for ineffectiveness in 2004.

Results of Operations

Net Sales and Other Data. The following table sets forth information for fiscal years 2006, 2005 and 2004 about our net sales by sales channel, total net sales, gross margin, operating expenses, earnings (loss) from operations, other income (expense), net, income tax expense (benefit) and net earnings (loss) both in dollars and as a percentage of net sales.

	Fiscal Year 2006	% of Net Sales	Fiscal Year 2005	% of Net Sales	Fiscal Year 2004	% of Net Sales
	(in thousands)
Net sales:
Studio sales	$109,621	61.5%	$88,240	55.8%	$52,860	43.8%
Online sales	30,004	16.8%	29,215	18.5%	25,137	20.8%
Phone sales	19,441	10.9%	22,324	14.1%	25,466	21.1%
Other sales	3,474	2.0%	1,763	1.1%	4,967	4.1%
Shipping and handling fees	15,602	8.8%	16,694	10.6%	12,168	10.1%

Total net sales	$178,142	100.0%	$158,236	100.0%	$120,598	100.0%
Cost of sales	103,681	58.2%	90,400	57.1%	65,077	54.0%

Gross margin	74,461	41.8%	67,836	42.9%	55,521	46.0%
Selling, general and administrative expenses	87,555	49.1%	71,422	45.1%	49,507	41.1%
Facility relocation costs	—	0.0%	—	0.0%	198	0.2%

Earnings (loss) from operations	(13,094)	(7.4)%	(3,586)	(2.3)%	5,816	4.8%
Other income (expense), net	212	0.1%	568	0.4%	242	0.2%

Earnings (loss) before income taxes	(12,882)	(7.2)%	(3,018)	(1.9)%	6,058	5.0%
Income tax expense (benefit)	(4,593)	(2.6)%	(949)	(0.6)%	2,314	1.9%

Net earnings (loss)	$(8,289)	(4.7)%	$(2,069)	(1.3)%	$3,744	3.1%

The following table provides information for fiscal years 2006, 2005 and 2004 about the number of studios open at the end of each fiscal period, the number of catalogs circulated during each fiscal period, the number of online sessions during each fiscal period and the average order value during each fiscal period.

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
Number of studios and outlets open at end of fiscal period	64	56	33
Number of catalogs circulated	5,970,000	11,971,008	11,381,621
Number of online sessions	5,751,234	4,484,306	3,432,853
Average order value	$1,223	$1,071	$1,014

Comparison of Fiscal Year 2006 to Fiscal Year 2005

Net Sales. Net sales consist of studio sales, online sales, phone sales, other sales and shipping and handling fees, net of actual and estimated returns by customers. Studio sales consist of sales of merchandise to customers at our studios, online sales consist of sales of merchandise from orders placed through our website, phone sales consist of sales of merchandise through the toll-free numbers associated with our printed catalogs, and other sales consist of warehouse sales, outlet sales and sales made by our business development executives to commercial customers. Warehouse sales consist of periodic clearance sales at our fulfillment center of product samples and products that customers have returned. Outlet sales consist of sales at our outlet of product samples, returned product from our customers and to a lesser degree full price product. Shipping and handling fees consist of amounts we charge customers for the delivery of merchandise.

Net sales increased $19.9 million, or 12.6%, to $178.1 million in fiscal year 2006, compared to $158.2 million in the fiscal year 2005. The increase in net sales is primarily related to the $21.4 million increase in studio sales as well as, the $ 1.7 million increase in other sales. The increase in studio sales is primarily attributable to the incremental sales of approximately $12.7 million generated from twenty-three studios opened in fiscal year 2005 which operated less than twelve months in fiscal year 2005 and approximately $6.5 million in sales generated from seven studios opened during fiscal year 2006. Other sales increased $1.7 million, or 97.1%, compared to the same period last year. This increase in other sales is primarily related to sales generated from three warehouse sales held during fiscal year 2006 and sales from our outlet which opened at the end of the second quarter of 2006. Online sales increased $0.8 million or 2.7% and phone sales decreased $2.9 million, or 12.9%, in fiscal year 2006 compared to fiscal year 2005. We believe the increase in online sales is due in part to increased online marketing initiatives including search optimization and more strategic use of e-mail databases which increased the number of hits on our web site by 28.2%. We had 63 studios and one outlet open at the end of fiscal year 2006 compared to 56 studios open at the end of fiscal year 2005. Shipping and handling fees received from customers for delivery of merchandise decreased $1.1 million, or 6.5%, to $15.6 million in fiscal year 2006, compared to $16.7 million in fiscal year 2005, primarily due to the free shipping events in the second and third quarter of fiscal year 2006.

We expect net sales to continue to increase in fiscal year 2007, as we open additional studios. We also plan to offer fewer promotions in an effort to improve gross margins, but this approach might harm our net sales and might not result in an increase in gross profit or operating income.

Cost of Sales. Cost of sales increased $13.3 million, or 14.7%, to $103.7 million in fiscal year 2006 from $90.4 million in fiscal year 2005. As a percentage of net sales, cost of sales increased to 58.2% in fiscal year 2006 from 57.1% in fiscal year 2005. This increase in cost of sales as a percentage of net sales is due primarily to the higher costs associated with shipping product from our distribution center as well as a reduction in shipping revenue related to the free shipping promotions in the second and third quarter of fiscal year 2006. Product-related cost of goods sold, as a percentage of net sales (less shipping and handling fees), remained relatively unchanged for fiscal year 2006 at 46.2% compared to 46.3% for fiscal year 2005. We believe that product-related cost of goods sold, as a percentage of net sales (less shipping and handling fees) is a useful financial measure as it removes the impact of profitability from shipping revenues. We believe shipping operations do not reflect the core operations of DWR’s business and do not represent a profit center.

Under our hedging strategy adopted in the fourth quarter of 2004, and which was in place during fiscal years 2006 and 2005, we purchased foreign currency option contracts with maturities of 12 months or less to hedge our currency risk on anticipated purchases of merchandise based on our forecasted demand. We account for hedging contracts on a monthly basis by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged is sold in each reporting period. However, when derivative positions exceed identified exposures, such contracts are considered “ineffective” and reported through earnings (loss). As a result we recorded approximately $69,000 in for ineffectiveness during fiscal year 2006. Although we have a hedging strategy in 2007, we will not be able to eliminate all fluctuations in our cost of goods caused by changes in currency exchange rates. We are also working to diversify our mix of suppliers to reduce our dependence on Euro-denominated purchases.

Selling, General and Administrative Expenses. (“SG&A”). Selling, general and administrative expenses consist of studio costs, including salaries and studio occupancy costs, costs associated with publishing our catalogs and maintaining our website, and corporate and fulfillment center costs, including salaries and occupancy costs, among others.

	Fiscal Year 2006	% of Net Sales	Fiscal Year 2005	% of Net Sales	Change	% Change
	(in millions)
Salaries and benefits	$34.4	19.3%	$26.1	16.5%	$8.3	31.8%
Occupancy and related expense	26.1	14.7%	20.1	12.7%	6.0	29.9%
Catalog, advertising and promotion	10.6	6.0%	12.7	8.0%	(2.1)	(16.5)%
Other expenses	10.6	6.0%	9.5	6.0%	1.1	11.6%
Professional—legal, consulting, SOX	5.9	3.3%	3.0	1.9%	2.9	96.7%

Total SG&A	$87.6	49.2%	$71.4	45.1%	$16.2	22.7%

SG&A expenses increased $16.2 million or 22.7% to $87.6 million in fiscal year 2006 from $71.4 million in fiscal 2005. As a percentage of net sales, SG&A expenses increased to 49.2% in fiscal 2006 from 45.1% in fiscal 2005. These increases are primarily due to the following:

•

Salaries and benefits increased $8.3 million, or 31.8%, to $34.4 million in fiscal 2006 from $26.1 million in fiscal 2005. This increase is partly due to the incremental salary and benefits of $3.0 million related to the twenty-three studios opened in fiscal year 2005 which operated less than twelve months in fiscal year 2005 and the seven studios and one outlet opened during fiscal 2006, an increase in temporary help and subcontractors of approximately $1.0 million, stock-based compensation and severance costs of approximately $ 1.7 million, and $0.6 million in commissions related to the increase in net sales. The increase in temporary help as well as subcontractor costs relates in part to temporary staffing for open positions in the Company not filled as well as additional temporary help needed to complete special projects. We expect that these costs will be reduced in 2007 but will be offset in part by full time employees. In conjunction with the adoption of SFAS 123R, we recorded compensation expense in fiscal year 2006 of approximately $1.9 million related to stock options and employee stock purchases. In fiscal year 2005, we recorded approximately $1.0 million in amortized deferred stock based compensation in accordance with APB 25.

•

Occupancy and related expense increased $6.0 million or 29.9% to $26.1 million in fiscal year 2006 from $20.1 million in fiscal year 2005. This increase is primarily due to the incremental occupancy costs of approximately $3.4 million associated with the twenty-three studios opened in fiscal year 2005 which operated less than twelve months in fiscal year 2005 and the seven studios and one outlet opened during fiscal 2006 and the increase in depreciation of long-lived assets. Depreciation expense increased to approximately $8.9 million in fiscal year 2006, from approximately $6.6 million in fiscal year 2005. Included in the increase in depreciation expense is approximately $1.0 million in additional depreciation expense related to our information technology systems due to our decision in the fourth quarter 2005 to shorten the expected life of the systems, which we plan to replace in fiscal 2007.

Additionally, depreciation expense increased as a result of increases in spending on capital assets associated with the new studios and one outlet opened of approximately $346,000.

•

Catalog, advertising and promotions expenses decreased approximately $2.1 million or 16.5% to $10.6 million in fiscal year 2006 from $12.7 million in fiscal year 2005. This decrease is primarily due to the decrease in catalog expenses of approximately $3.4 million partially offset by an increase in advertising. During the third quarter 2006 we reduced our catalog distribution and began testing select media advertising. In fiscal year 2007 we plan to reduce catalog distribution by approximately 50% compared to fiscal 2006 and to increase media advertising.

•

Professional fees increased approximately $2.9 million primarily due to increases in auditing and accounting fees and professional fees related to Sarbanes-Oxley (“SOX”) compliance and costs as well as incremental accounting fees associated with the quarterly review by our independent public accountants for the second quarter of fiscal year 2006. Our independent auditors spent additional time reviewing our reconciliation of the accrued inventory sub-ledger and the general ledger for our second quarter 2006. As initially disclosed in our August 18, 2006 press release, we were previously unable to complete the reconciliation of a difference between the accrued inventory sub-ledger and the general ledger necessary to provide for a timely filing of the second Quarterly Report on Form 10-Q. The difference between the general ledger and the sub-ledger arose in connection with the implementation of our IMARC inventory and sales system in May 2005 and inadequate training of finance personnel with respect to changes in procedures necessitated by the change in systems. No material adjustment was recorded to our financial statements as a result of this reconciliation.

We expect selling, general and administrative expenses to increase in future period with studio expansion and growth. Additionally, we anticipate information system expenses to increase in the future as non-capitalizable costs related to the implementation of a new computer system increase.

Other Income (Expense). Interest income decreased to $307,000 in fiscal 2006 from $391,000 in fiscal 2005. Our interest income in fiscal years 2006 and 2005 was generated by interest received on our cash equivalents and investments. In 2006 our investment bearing balances decreased primarily to fund our capital expenditures.

Interest expense increased to approximately $252,000 in fiscal 2006 from $39,000 in fiscal 2005, primarily due to a higher amount of short-term borrowings under our bank credit facility for working capital purposes and for capital expenditures.

Other income decreased to $157,000 in fiscal 2006 from $216,000 in fiscal 2005. In fiscal 2006 other income consisted primarily of list rental income of approximately $216,000 partially offset by other expenses principally the loss recorded due to the ineffectiveness on our hedging program. In 2005 other income consisted primarily of $284,000 received from an early termination of a warehouse lease arrangement at the option of the landlord and $166,000 in list rental income which were partially offset by a loss of $236,000 due to the our ineffectiveness on our hedging program.

Income Taxes. In fiscal 2006 we recorded an income tax benefit of $4.6 million compared to $949,000 in fiscal 2005. The increase in income tax benefit in fiscal 2006 is primarily related to the increase in net loss before tax benefit in fiscal 2006 as compared with fiscal 2005. We have net operating loss carry-forwards of approximately $7.4 million and $16.4 million at December 30, 2006 for federal and state income taxes, respectively. These net operating loss carryforwards will expire between fiscal years 2016 and 2027. The effective tax rate for 2006 was 35.7% which varies from the 34.0% statutory rate primarily due to the effects of state income taxes, stock based compensation and tax exempt income.

Comparison of Fiscal Year 2005 to Fiscal Year 2004

Net Sales. During fiscal year 2005, net sales increased $37.6 million, or 31.2%, to $158.2 million from $120.6 million in fiscal year 2004. Approximately $35.4 million of this increase was due to increased studio sales, which resulted primarily from opening 23 new studios during fiscal year 2005 and the results of a full year of operations from the 18 new studios opened during fiscal year 2004, as well as increased demand for our products in all categories, particularly upholstery and sitting and dining items. Online sales increased 16.2% in fiscal year 2005 compared to fiscal year 2004 primarily due to increased online marketing initiatives including search optimization and more strategic use of email databases which increased the number of hits on our website by 30.6%. Phone sales decreased by 12.3% as more customers moved to the web and our studios. In fiscal year 2005, we conducted several promotional events, including our 10% off sale, Founder’s Letter, and Best Customer mailing which contributed to our sales growth, but increased our sales discount rate to 6% for fiscal year 2005 compared to 5% for fiscal year 2004. This resulted in an approximate 110 basis point impact on gross margin. Shipping and handling fees received from customers for delivery of merchandise increased due to an increase in sales volumes. Average order value increased 5.6% to $1,071 in fiscal year 2005 from $1,014 in fiscal year 2004. The increase in average order value resulted primarily from the increase in studio sales, as we achieve a higher-average-order value. In addition, our customer base has grown approximately 24% in fiscal year 2005 compared to fiscal year 2004.

Cost of Sales. Cost of sales increased $25.3 million, or 38.9%, to $90.4 million in fiscal year 2005 from $65.1 million in fiscal year 2004. As a percentage of net sales, cost of sales increased to 57.1% in fiscal year 2005 from 54.0% in fiscal year 2004. The increase in cost of sales as a percentage of net sales in fiscal year 2005 compared to fiscal year 2004 was primarily a result of changes in the Euro spot rate from 2004 to 2005, losses from Euro hedging contracts entered into in late 2004 and operational issues related to product returns. In fiscal year 2005, we generated all of our net sales in U.S. dollars, but we purchased approximately 44% of our product inventories from manufacturers in Europe and paid for approximately 38% of these products in Euros. During fiscal year 2004, the value of the U.S. dollar decreased approximately 8% relative to the Euro, which had an adverse effect on our cost of goods and gross margins. In fiscal year 2005, the value of the dollar increased approximately 10% relative to the Euro. However, we did not benefit significantly from this strengthening of the dollar because we made most of our fiscal year 2005 inventory purchases in the first part of the year, when the dollar was still weak relative to the Euro, and because we purchased the hedging contracts at a time when the dollar was relatively weak. In fiscal year 2005, our actual demand was less than our forecasted demand, and the amount of Euros we hedged was greater than the amount we needed for purchases of inventory. As a result, we recorded approximately $236,000 for ineffectiveness during fiscal year 2005.

	Fiscal Year 2005	% of Net Sales	Fiscal Year 2004	% of Net Sales	$ Change	% Change
	(in millions)
Salaries and benefits	$26.1	16.5%	$18.8	15.6%	$7.3	38.8%
Occupancy and related expense	20.1	12.7%	11.0	9.1%	9.1	82.7%
Catalog, advertising and promotion	12.7	8.0%	11.2	9.3%	1.5	13.4%
Other expenses	9.5	6.0%	7.8	6.5%	1.7	21.8%
Professional—legal, consulting, SOX	3.0	1.9%	0.7	0.6%	2.3	328.6%

Total SG&A	$71.4	45.1%	$49.5	41.0%	$21.9	44.2%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $21.9 million in fiscal year 2005, or 44.2% compared to fiscal year 2004. As a percentage of net sales, selling, general and administrative expenses increased to 45.1% in fiscal year 2005 from 41.0% in fiscal year 2004. The increase has been primarily attributable to increased headcount and occupancy expenses associated with a full year of 18 studios opened in fiscal year 2004 and 23 new studios opened in fiscal year 2005. Headcount increased due to both the studio growth as well as additions to corporate staff to support the company growth. Catalog and marketing increased as we distributed approximately 12.0 million catalogs in fiscal year 2005 compared to 11.4 million catalogs in fiscal year 2004. Other expenses increased due to merchant fees as a direct result of sales volume growth, bad debt expense and other corporate expenses as a result of the growth in the business. The increase in professional and outside service costs was due to SOX compliance related fees as well as incremental audit costs incurred due to a full year of being a public company.

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

Liquidity and Capital Resources

Cash, cash equivalents and investments: Cash, cash equivalents and investments consist of cash, auction rate securities and municipal bonds. As of December 30, 2006, we had $6.8 million of cash and cash equivalents and held no investments. As of December 31, 2005 we had cash, cash equivalents and investments of approximately $13.1 million. Working capital was $20.5 million and $25.0 million as of December 30, 2006 and December 31, 2005, respectively.

Cash Flows

Net cash provided by (used in):

	Fiscal year ended
	December 30, 2006	December 31, 2005	January 1, 2005
	(in thousands)
Operating activities	$509	$(1,682)	$8,146
Investing activities	1,541	1,588	(38,447)
Financing activities	1,317	2,447	31,332

Net cash provided by operating activities was $509,000 in fiscal year 2006 compared to cash used in operating activities of $1.7 million in fiscal year 2005. The net cash provided by operating activities in fiscal year 2006 was primarily the result of the net loss of $8.3 million adjusted for the non-cash items of depreciation and amortization of $8.9 million and stock-based compensation expense of $1.9 million, an increase in accrued expenses of $0.7 million and a decrease in other assets of $1.5 million offset by a decrease in accounts payable of $0.4 million and an increase in inventory of $2.6 million. The majority of the increase in net cash provided by operating activities in fiscal year 2006 compared to the net cash used in operating activities in fiscal year 2005 results from the smaller increase in inventory in fiscal year 2006. In fiscal year 2006 inventory increased $2.6 million as compared with an increase of $10.9 million in inventory in fiscal year 2005. In fiscal year 2005 inventory levels increased to support additional sales as well as the 23 new studios opened during the year.

Net cash used in operating activities in fiscal year 2005 was $1.7 million compared with net cash provided by operating activities of $8.1 million in fiscal year 2004. This decrease in cash provided by operating activities in fiscal year 2005 compared to fiscal year 2004 is primarily because of expenditures associated with opening 23 new studios, a net loss of $2.1 million in fiscal year 2005 compared to net earnings of $3.7 million in fiscal year 2004, depreciation expense of $6.6 million and $3.3 million in fiscal years 2005 and 2004, respectively and $10.9 million of increased inventory levels in fiscal year 2005 to support additional sales as well as the 23 new studios opened in fiscal year 2005. The Company expects to generate operating cash flows in 2007 in part as a result of its planned increase in net sales and gross margin.

Net cash provided by (used in) investing activities for fiscal years 2006, 2005 and 2004 was primarily related to purchases of property and equipment for our studios and the implementation of new information technology systems. Purchases of property and equipment, net, totaled $8.1 million, $14.3 million and $12.9 million in fiscal years 2006, 2005 and 2004, respectively. In fiscal year 2006 we opened seven studios and one outlet and in fiscal years 2005 and 2004 we opened 23 studios and 18 studios, respectively. We also had net cash provided from the sales of investments of $9.7 million and $15.9 million in fiscal years 2006 and 2005, respectively and net cash used in investments of $25.6 million in fiscal year 2004.

In fiscal year 2007, we anticipate that our investment in property and equipment will be between approximately $8.0 million and $9.0 million which primarily is related to our plan to implement a new ERP system, enhance our website, open three to four new studios and remodel selected existing studios. We plan to finance these investments in fiscal year 2007 from our existing cash balances, our anticipated cash flows from operations and our bank credit facility.

Net cash provided by financing activities in fiscal year 2006 was primarily comprised of $1.1 million from financing our new technology system and $385,000 in issuance of common stock pursuant to our employee stock option plan and to a lesser extent the employee stock purchase plan. Net cash provided by financing activities in fiscal 2005 was comprised of $1.7 million in issuance of common stock pursuant to our employee stock option plan and to a lesser extent the employee stock purchase plan. On March 15, 2005, we completed a public offering of 2,070,000 shares of common stock at $15.80 per share. Of the shares offered, 100,000 were offered by us and 1,970,000 were offered by selling stockholders. We raised net proceeds of $898,000 in our second public offering, net of underwriting discounts and offering expenses. Net cash provided by financing activities in fiscal year 2004 was comprised primarily of $31.8 million due to our initial public offering on July 6, 2004 of 4,715,000 shares of common stock at $12.00 per share. Of these shares 3,000,000 were sold by us and 1,715,000 were sold by selling stockholders. We also had $1.4 million proceeds from warrant exercises and $2.0 million in a repayment on our bank credit facility.

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

We were not in compliance with the financial covenants in the Amended Credit Agreement including limits on capital expenditures of $8.0 million in any fiscal year, and covenants tied to net income.

As of December 30, 2006 we had no borrowings outstanding under the credit facility and $1.3 million of stand-by letters of credit outstanding under the credit facility.

On February 2, 2007, we entered into a Loan, Guaranty and Security Agreement with Wells Fargo Retail Finance, LLC (the “Loan Agreement”) which replaced the previous loan with Wells Fargo HSBC Trade Bank, N.A. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20.0 million which may be increased to $25.0 million at our option, provided we are not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5.0 million. The amount we may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of our personal property, including equipment, fixtures, general intangibles, intellectual property and inventory. The Loan Agreement contains various restrictive covenants, including minimum availability, which is the amount we may borrow under the Loan Agreement, less certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures we may incur in any fiscal year. There were no borrowings outstanding as of December 30, 2006.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability. In the event of default, the Company’s interest rates are increased by approximately two percentage points. On February 2, 2007 the Company had outstanding approximately $1.3 million in letters of credit under its previous line of credit with Wells Fargo HSBC. These letters of credit were transferred to the Company’s new facility and no others borrowings were outstanding with Wells Fargo HSBC on February 2, 2007.

We have various other notes payable, which consist primarily of unsecured equipment financing loans. In June 2006 the Company financed a portion of its new ERP project with a three year promissory note in the amount of approximately $1.0 million with an interest rate of approximately 2.0%. In accordance with Accounting Principals Board Opinion No. 21 “Interest on Receivables and Payables” (APB 21) the Company discounted this note to its fair value. The discounted portion of approximately $58,000 will be amortized as interest expense over the life of the note using the effective interest method. As of December 30, 2006, outstanding borrowings under these notes were $1.1 million with interest rates ranging from 2% to 6.75%. These notes mature in 2009. Future maturities of notes payable are as follows: 2007—$0.5 million, 2008—$0.4 million and 2009—$0.2 million.

Contractual Obligations

The following table details the Company’s contractual obligations as of December 30, 2006 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations (1)	$90,204	$13,368	$25,602	$19,466	$31,768
Long-term debt obligations	1,100	500	600
Documentry and standby letters of credit	1,289	1,289
Purchase obligations (2)	29,745	29,745	—	—	—

Total	$122,338	$44,902	$26,202	$19,466	$31,768

(1)	Operating lease obligations consist of office, studio and fulfillment center lease obligations.
(2)	Purchase obligations relate to commitments for inventory.

We plan to finance our planned investments in property and equipment in fiscal year 2007 from our existing cash and cash equivalent balances and from our anticipated cash flows from operations. We believe that our sources of cash will be sufficient to fund our operations and anticipated capital expenditures for at least the next twelve months. Our ability to fund these requirements will depend on our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. We cannot assure you that additional funds from available sources will be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

Through December 30, 2006, we did not have any relationships with entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We completed our assessment of FIN 48 and determined that the adoption of FIN 48 will not have a material impact on our results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. We believe adoption of SFAS 155 will not have a material impact on our financial statements.

In September 2006, the FASB issued Statement 157, “Fair Value Measurements” (FAS 157). This statement clarifies the definition of fair value; the methods used to measure fair value, and require expanded financial statement disclosures about fair value measurements for assets and liabilities. FAS157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact on our financial statements.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how registrants should quantify financial-statement misstatements. Currently, the two methods most commonly used by preparers and auditors to quantify misstatements are the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses primarily on the balance sheet impact of misstatements). Under SAB 108, registrants will be required to consider both the rollover and iron curtain methods (i.e., a dual approach) when evaluating the materiality of financial statement errors. Registrants will need to revisit their prior materiality assessments and consider them using both the rollover and iron curtain methods. SAB 108 is effective for annual financial statements in the first fiscal year ending after November 15, 2006. The SAB provides transition accounting and disclosure guidance for situations in which a registrant concludes that a material error(s) existed in prior-period financial statements under the dual approach. Specifically, registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. Adoption of SAB108 did not have a material impact on our annual financial statements.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” EITF 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value added and some excise taxes. We present such taxes on a net basis (excluded from net sales). We believe adoption of EITF 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, will not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Net Investment Risk

In fiscal year 2006, we generated all of our net sales in U.S. dollars, but we purchased approximately 46% of our product inventories from manufacturers in Europe and paid for approximately 38% of these products in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, our effective cost of supplies of product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of goods sold and decrease our gross margin.

In fiscal year 2006, the value of the dollar increased approximately 12% relative to the Euro. However, we did not benefit significantly from this strengthening of the dollar because we made most of our fiscal year 2006 inventory purchases in the first part of the year when the dollar was still weak relative to the Euro and because of the hedging contracts we purchased at a time when the dollar was relatively weak. During the second part of the year, we ceased purchasing hedging contracts and conducted our currency transactions on the spot market. During 2007, we have begun purchasing foreign currency forward contracts with maturities of 12 months or less to hedge our foreign currency risk on anticipated purchases of merchandise based on purchase orders outstanding. In fiscal 2006 we accounted for hedging contracts on a monthly basis by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged was sold in each reporting period. However, when derivative positions exceed identified exposures, such contracts are considered “ineffective” and reported through earnings (loss). In fiscal year 2006, our actual demand was less than our forecasted demand, and the amount of Euros we hedged was greater than the amount we needed for purchases of inventory. As a result, we recorded approximately $69,000 for ineffectiveness during fiscal year 2006. If our anticipated purchases exceed actual purchases, we may continue to have expenses associated with hedging that are not associated with inventory purchases. If our hedging strategy does not help reduce fluctuations in our cost of goods and mitigate the impact of strengthening of the Euro relative to the U.S. dollar, we will continue to have difficulties in accurately predicting our costs of goods and our cost of goods may increase, adversely impacting our gross margin.

Interest Rate Risk

We have interest payable on our operating line of credit. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the future financing requirements. As of December 30, 2006, no borrowings were outstanding under this facility.

Item 8. Financial Statements and Supplementary Data

See the list of financial statements filed with this report under Item 15 below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as of December 30, 2006, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that control deficiencies which constituted material weaknesses, as discussed in subsection (b) below, existed in our internal control over financial reporting as of December 30, 2006. As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 30, 2006 at the reasonable assurance level. In light of the material weaknesses described below, we performed additional analyses and other post-closing procedures to determine that our financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 30, 2006. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of December 30, 2006:

Control Environment—Accounting and Finance Personnel

We had an entity level material weakness in our control environment in that we did not have a sufficient number of personnel or appropriate depth of experience in our accounting and finance departments to prepare accurate and timely interim and annual financial statements in accordance with U.S. GAAP and to comply with SEC requirements. In addition, due to significant turnover during the course of the year, including the CFO and VP of Finance, without adequate transition of knowledge, Company-level and process-level internal controls were inconsistently performed throughout the year. This material weakness impacts all significant accounts.

Risk Assessment

We had an entity level material weakness related to insufficient controls and procedures to identify and assess risks relevant to the achievement of our financial reporting objectives in adherence with regulatory filing requirements. The Company has also been unable to adequately assess and manage on a timely basis the risk of financial reporting errors associated with ineffective internal control over financial reporting. We do not periodically review financial performance, including account reconciliations and account analysis. This material weakness impacts all accounts.

Control Activities—Policies and Procedures

We had an entity level material weakness related to ineffective controls over the documentation, application and review of our significant accounting policies and procedures. This includes controls over the initiation, authorization, recording, processing and reporting of accounting transactions, analyses and conclusions. In addition, we failed to assess adequately the consistency and appropriateness of our accounting policies and procedures in accordance with U.S. GAAP. This material weakness impacts all significant accounts.

Information and Communication

We had an entity level material weakness related to insufficient processes and controls to identify, capture, and communicate financially significant information to the entity and stakeholders on a timely basis. We did not maintain adequate policies and procedures for accounting and process-related transactions and did not effectively communicate policies and procedures to finance and accounting personnel. This material weakness impacted all significant accounts and impacted management’s ability to comply with SEC requirements for timely filings.

Monitoring

We had an entity level material weakness related to insufficient oversight procedures performed by management of our internal controls. We did not maintain processes to verify that internal controls over financial reporting and regulatory filings were performed correctly or in a timely and consistent basis.

Segregation of Duties

We had a material weakness related to certain employees who had incompatible responsibilities within all significant processes affecting financial reporting. We failed to implement controls that restrict access to financially significant systems or to monitor access to those systems, which resulted in conflicting access and/or inappropriate segregation of duties. This material weakness impacts all significant accounts.

Record Retention

We had an entity-level material weakness related to inadequate records retention. The Company did not have a record retention policy for retention of hard copy documents. Cases of inadequate records retention or supporting documentation were noted in the accounting departments and impacted our ability to support and account for transactions.

Account Reconciliations

We had a transactional material weakness related to inadequate, inconsistent, or non-performance of account analyses, account summaries and account reconciliations. In some cases, inaccurate or incomplete account analyses, account summaries and account reconciliations were prepared during the financial closing and reporting process and consistent reviews of account analyses, account summaries and account reconciliations were not performed. For reconciliations that were performed, there was not a process to analyze and resolve reconciling items. This material weakness impacts almost all significant accounts.

As a result of this conclusion, management performed significant additional substantive review of those areas described above where it identified material weaknesses to gain assurance that the financial statements as included herein are fairly stated in all material respects.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on our assessment of our internal control over financial reporting. Their audit report is included herein.

(c) Management’s Remediation Initiatives

We are in the process of evaluating the deficiencies we identified in 2005 and 2006. We already have begun to remediate many of the deficiencies. However, others will require additional people, process and technology infrastructure, which will take longer to remediate.

To facilitate some of the improvements in the internal control environment, we are in the process of implementing a new ERP system. This new ERP system should replace the majority of our existing legacy systems. We expect the new system to allow us to leverage more automated controls which will help remediate some of the deficiencies.

Our management has discussed the material weaknesses described above and other deficiencies with our Audit Committee. In an effort to remediate the identified material weaknesses and other deficiencies, we have initiated and/or taken action to remediate material weaknesses related to the following areas:

Control Environment

We plan to develop policies and procedures for hiring and training of personnel to verify that we have a sufficient number of personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. Where necessary, we will supplement personnel with qualified external advisors. We plan to assess the adequacy of knowledge within our current staff and monitor our need for additional personnel. Additionally, where appropriate, we plan to identify training on accounting principles and procedures that would benefit our accounting and finance personnel.

Once we have documented policies and procedures for all of our processes, we plan to verify that internal controls that address our key risks are integrated into the processes and are performed consistently and timely. In addition, we plan to develop working procedures for the transition of knowledge in cases of staff turnover to enhance our ability to determine that internal controls are implemented consistently.

Risk Assessment

We plan to develop a formal process to identify our key business risks. We plan to assess these risks, and evaluate whether we have sufficient financial and operational controls to mitigate them. Based on our evaluation, we plan to determine whether we need to implement new control procedures or enhance the monitoring of existing controls.

Additionally, through periodic review of our actual performance against set goals per our strategy and business objectives, as well as through detailed financial analysis, account reconciliations, and budget to actual analysis, we will monitor and re-assess these risks.

Control Activities

Management plans to develop a process to emphasize the importance of internal controls and verify that all process owners are involved with performance of internal controls. We plan to provide training to all process owners on the appropriate requirements to document and perform internal control procedures. In addition, one of our employees has assumed the full-time position of Director of Internal Audit and will be responsible for compliance with internal controls.

We plan to develop a process whereby on a periodic basis, process owners will perform self-assessment testing and report results to management. Periodic independent testing also will be performed to evaluate the adequacy of design and effectiveness of internal control procedures.

Information and Communication

We plan to document and maintain formal accounting policies and procedures that will be used by the Finance and Accounting staff. In addition, we plan to implement a process to periodically update our staff on significant changes to accounting policies and procedures.

We plan to develop a process whereby staff and management have access to information needed to perform their job functions, and plan to promptly inform staff and management of any significant changes to the way we perform our business.

Monitoring

We plan to implement formal policies and procedures relating to performance of internal controls, including monitoring functions. We plan to perform a top-down risk-based approach to identify those accounts, financial statement assertions, business processes, and locations which have a higher likelihood of resulting in a material misstatement to our financial statements and adjust the nature, timing, and extent of control monitoring efforts accordingly.

In addition, we plan to implement third party software to aid us with managing the assessment and testing of internal controls. One of our employees will be tasked to monitor compliance with internal control requirements, including the performance of self-testing by process owners.

Segregation of Duties

We plan to establish segregation of duties matrices and review the job responsibilities of our personnel to evaluate how to create appropriate segregation of duties, considering the size and complexity of our operations. To the extent possible, we plan to limit user access to segregate duties within our IT systems. Where that is not possible, we plan to implement controls to verify that incompatible functions performed by the same individual are appropriately monitored.

In addition, we plan to add a process for the IT department personnel to monitor the access rights according to the segregation of duties matrices and provide periodic exception reports for management.

Record Retention

We plan to establish a records retention policy that outlines the requirements and procedures for retaining the appropriate supporting documentation for financial transactions and plan to implement procedures designed to verify compliance with the related policy.

Account Reconciliations

We plan to formalize and communicate policies for account analyses, account summaries and account reconciliations, including the methodologies for analyzing and resolving reconciling items. We plan to establish a process to determine that significant account balances are reconciled periodically, and that appropriate supporting documentation is maintained with each reconciliation.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Design Within Reach, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Design Within Reach, Inc. did not maintain effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Design Within Reach, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the company’s internal control. The following material weaknesses have been identified and included in management’s assessment:

Control Environment—Accounting and Finance Personnel

The Company had an entity level material weakness in its control environment in that they did not have a sufficient number of personnel or appropriate depth of experience in their accounting and finance departments to prepare accurate and timely interim and annual financial statements in accordance with U.S. GAAP and to comply with SEC requirements. In addition, due to significant turnover during the course of the year, including the CFO and VP of Finance, without adequate transition of knowledge, Company-level and process-level internal controls were inconsistently performed throughout the year. This material weakness impacts all significant accounts.

Risk Assessment

The Company had an entity level material weakness related to insufficient procedures and controls to identify and assess relevant risks to the achievement of the Company’s financial reporting objectives in adherence with regulatory filing requirements. The Company has also been unable to adequately assess and manage on a timely basis the risk of financial reporting errors associated with ineffective internal control over financial reporting. The Company does not periodically review financial performance, including account reconciliations and account analysis. This material weakness impacts all accounts.

Control Activities—Policies and Procedures

The Company had an entity level material weakness related to ineffective controls over the documentation, application and review of the Company’s significant accounting policies and procedures. This includes controls over the initiation, authorization, recording, processing and reporting of accounting transactions, analyses and conclusions. In addition, the Company failed to adequately assess the consistency and appropriateness of its accounting policies and procedures in accordance with U.S. GAAP. This material weakness impacts all significant accounts.

Information and Communication

The Company had an entity level material weakness related to insufficient processes and controls to identify, capture, and communicate financially significant information to the entity and stakeholders on a timely basis. The Company did not maintain adequate policies and procedures for accounting and process-related transactions and did not effectively communicate policies and procedures to finance and accounting personnel. This material weakness impacted all significant accounts and impacted management’s ability to comply with SEC requirements for timely filings.

Monitoring

The Company had an entity level material weakness related to insufficient oversight procedures performed by management of the Company’s internal controls. The Company did not maintain processes to verify that internal controls over financial reporting and regulatory filings were performed correctly or in a timely and consistent basis.

Segregation of Duties

The Company had a material weakness related to certain Company employees who had incompatible responsibilities within all significant processes affecting financial reporting. The Company failed to implement controls which restrict access to financially significant systems or to monitor access to those systems, which resulted in conflicting access and/or inappropriate segregation of duties. This material weakness impacts all significant accounts.

Record Retention

The Company had an entity-level material weakness related to inadequate records retention. The Company did not have a record retention policy for retention of hard copy documents. Cases of inadequate records retention or supporting documentation were noted in the accounting department and impacted the Company’s ability to support and account for transactions.

Account Reconciliations

The Company had a transactional material weakness related to inadequate, inconsistent, or non-performance of account analyses, account summaries and account reconciliations. In some cases, inaccurate or incomplete account analyses, account summaries and account reconciliations were prepared during the financial closing and reporting process and there was not a consistent review of account analyses, account summaries and account reconciliations that were performed. For reconciliations that were performed, there was not a process to analyze and resolve reconciling items. This material weakness impacts most all significant accounts.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated May 7, 2007, which expressed an unqualified opinion on those financial statements.

In our opinion, management’s assessment that Design Within Reach, Inc. did not maintain effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Design Within Reach, Inc. has not maintained effective internal control over financial reporting as of December 30, 2006, based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission criteria.

We do not express an opinion or any other form of assurance on management’s statements with respect to the Company’s remediation actions.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets of Design Within Reach, Inc. as of December 30, 2006 and December 31, 2005 and the related statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 30, 2006, and our report dated May 7, 2007 expresses an unqualified opinion on these statements.

San Francisco, California

May 7, 2007

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Our Executive Officers and Directors

The following table sets forth information as to persons who currently serve as our directors and executive officers.

Name	Age	Position
Ray Brunner	59	President, Chief Executive Officer and Director
John Hellmann	57	Chief Financial Officer and Secretary
Karen John	37	Vice President—Design and Merchandising
John Hansen	46	Chairman of the Board and Director
Hilary Billings (1)(2)	42	Director
Terry Lee (1)(3)	56	Director
Peter Lynch (1)	56	Director
William McDonagh (3)	50	Director
James Peters	45	Director
Lawrence Wilkinson (2)(3)	57	Director

(1)	Member of the compensation committee.
(2)	Member of the nominating and corporate governance committee.
(3)	Member of the audit committee.

Executive Officers and Directors

Ray Brunner. Mr. Brunner has served as our President and Chief Executive Officer since May 2006 and a director since June 2006. Prior to that, Mr. Brunner served as our Executive Vice President of Real Estate and Studio Operations from October 2005 until March 2006. From March 2006 until May 2006, Mr. Brunner provided us with real estate consulting services and worked as a consultant for JH Partners. From November 2004 to September 2005, he served as our Vice President of Real Estate and Construction and prior to that served as our Vice President of Studios since April 2002. From June 1993 to April 2002, Mr. Brunner served as President of RGB & Associates, a strategic consulting company. Mr. Brunner holds a B.A. in business administration from Western Connecticut State University.

John Hellmann. Mr. Hellmann has served as our Chief Financial Officer since September 2006. Mr. Hellmann previously served as the Chief Financial Officer of Birkenstock Distribution USA, the U.S. distributor of Birkenstock sandals from December 2005 until June 2006. Prior to that, he served as the Vice President of Finance and Chief Financial Officer of Shoe Pavilion, a discount footwear and accessories retailer from June 2000 until December 2005. From September 1995 until June 2000, Mr. Hellmann served as Vice President and Chief Financial Officer of The Lamaur Corporation, a manufacturer and wholesaler of hair care products. Prior to that, he served as the Director of Finance at Liberty Electronics, Inc., a manufacturer of computer terminals. Prior to that, he served in progressive financial management roles at Inmar Corporation, formerly Topps & Trowsers, a national retail apparel chain. Mr. Hellmann holds a B.S. degree in accounting, with a minor in business and finance, from Mount St. Mary’s College in Emmitsburg, Maryland.

Karen John. Ms. John has served as our Vice President of Design and Merchandising since September 2006. Ms. John previously served as our Director or Product Development from June 2005 to August 2006. From August 2003 she served as a Product Development Consultant before becoming Product Development Manager in October 2003. From August 1998 to October 2001 she served in various roles from Sales Operations Manager to Director of Operations at Trilogy Inc., an enterprise software company. From January 1994 to July 1996, she served as Project Manager at Antonio Citterio & Partners, an international design firm in Milan. Ms. John holds masters degrees in industrial design from Domus Academy in Milan, manufacturing engineering from Stanford University, and business administration from Insead in Fontainebleau, France, and a B.A. degree in art history from UCLA.

John Hansen. Mr. Hansen has served as a member of our board of directors since November 1998. From November 2003 to October 2005, and since November 2005, he has served as the Chairman of our Board of Directors. Since March 1998, Mr. Hansen has served as President of JH Partners, LLC, a private equity firm. Mr. Hansen is currently a member of the boards of directors of Bare Escentuals, Inc., a multi-channel retailer of cosmetics and skin care products; and the private companies, GoSmile, Inc., Coraline S.p.A., the owner of the Frette brand luxury linens businesses, NapaStyle, Inc., Lussori, Inc., and Jurlique International Pty Ltd. Mr. Hansen has previously served on the boards of directors of private companies, Walter Drake, Inc., The Record Bar, Inc., Performance Bicycle Shop, Inc., Bell Sports, Inc. and Wellpet and the public company Thermolase Corporation, Inc. Mr. Hansen holds an A.B. from Harvard College, an M.B.A. from Harvard Business School and a J.D. from University of California, Berkeley.

Hilary Billings. Ms. Billings has served as a member of our board of directors since November 2003. Ms. Billings is currently an independent brand strategy consultant. In 1999 Ms. Billings co-founded Red Envelope, Inc., an internet retailer of upscale gifts, and served in various roles until 2003, including Chief Executive Officer and Chairman of the Board of Directors. From 1997 until 1999, Ms. Billings developed the W Hotel brand for Starwood Hotels & Resorts Worldwide, Inc. as Senior Vice President of Brand Development. From 1991 through 1997, Ms. Billings served in a variety of roles at Pottery Barn, including Vice President of Product Development and Design. Ms. Billings is currently a member of the Board of Directors of Peet’s Coffee and Tea, Inc., a publicly held company coffee and tea retailer. Ms. Billings holds a B.A. from Brown University.

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

Peter Lynch. Mr. Lynch has served as a member of our board of directors since October 2006. Since 2005, Mr. Lynch has served as Senior Managing Director at DJM Realty, a division of the Gordon Brothers Group, a financial management group. From 2003 to 2005, Mr. Lynch served as President and Chief Operating Officer of BabyStyle, Inc., a multichannel apparel retailer. From 1997 to 2003, Mr. Lynch served as the Executive Vice President, Worldwide Operations for Warner Bros. Studio Stores. From 1996 to 1997, he served as the Chief Operating Officer of Sideout Sport, a sports apparel retailer. From 1995 to 1996, he served as the President and Chief Operating Officer of The Registry Stores, a bridal registry gift retailer. From 1993 to 1995, he was the President of the Retail Division of Baby Guess?/Guess? Kids, a division of Guess?, Inc., an apparel retailer. From 1992 to 1993, he was the Executive Vice President, Finance & Administration and Chief Financial Officer of House of Fabrics, Inc., a fabric retailer. From 1992 to 1993, he was the Executive Vice President, Finance & Corporate Planning and Chief Financial Officer of Stor Furnishings International Inc, a furniture retailer. Prior to that, he served in progressive financial management roles and was ultimately Executive Vice President, Finance and Operations at The Emporium Capwell Company, a division of Carter Hawley Hale Stores, a department store chain. Mr. Lynch holds a B.S. degree in criminology, with a minor in business, from York College of Pennsylvania.

William McDonagh. Mr. McDonagh has served as a member of our board of directors since March 2004. Mr. McDonagh has been a partner of Walden VC, a venture capital firm, since September 2000, and has been a management consultant since January 1999. From April 1994 to March 1998, Mr. McDonagh served as President and Chief Operating Officer of Broderbund Software, Inc., a company that develops and markets computer software. Mr. McDonagh is currently a member of the board of directors of Carlston Family Foundation, a charitable organization supporting education and teachers in California. Mr. McDonagh holds a B.B.A. in accounting from the University of Notre Dame and an M.B.A. from Golden Gate University.

James Peters. Mr. Peters has served as a member of our board of directors since March 2007. From August 2000 to February 2005, Mr. Peters has served as President and Chief Operating Officer of Ross Stores, Inc., a clothing retailer. From August 1998 to August 2000, Mr. Peters served as President of U.S. Retail, for Staples, Inc., an office supply retailer. From August 1997 to August 1998, Mr. Peters served as Executive Vice President of U.S. Retail for Staples. Mr. Peters also serves on the Board of Trustees, of the University of San Diego in California. Mr. Peters holds a B.A. degree in political science from the University of San Diego in California.

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

Committees of the Board

Compensation Committee. The Compensation Committee of our Board of Directors is comprised of Peter Lynch, who serves as its chairman, Hilary Billings and Terry Lee, each of whom is an independent director for the purposes of the federal securities laws and the rules of the Nasdaq Stock Market. The Compensation Committee held four meetings during fiscal year 2006. The functions of the Compensation Committee include reviewing and recommending to the Board of Directors the compensation and benefits of all of our executive officers, administering our equity incentive plans and establishing and reviewing general policies relating to compensation and benefits of our employees.

Audit Committee. The Audit Committee of our Board of Directors is comprised of William McDonagh, who serves as its chairman, Terry Lee and Lawrence Wilkinson. Each of these directors is “independent” as defined under and required by the federal securities laws, including Rule 10A-3(b)(i) under the Securities Exchange Act of 1934 and the Nasdaq rules. In addition, our Board of Directors has determined that William McDonagh qualifies as an “audit committee financial expert” under the federal securities laws. The Audit Committee held seven meetings, including telephonic meetings, during fiscal year 2006. The Audit Committee is governed by a written charter approved by our Board of Directors. The functions of the Audit Committee include reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our Board of Directors, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. Both our independent auditors and internal financial personnel regularly meet privately with the audit committee and have unrestricted access to the Audit Committee.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee is comprised of Lawrence Wilkinson, who serves as its chairman and Hilary Billings, each of whom is an independent director for the purposes of the federal securities laws and the Nasdaq rules. The nominating and corporate governance committee did not hold any meetings during fiscal year 2006. The functions of the Nominating and Corporate Governance Committee include identifying prospective board candidates, recommending nominees for election to our Board of Directors, developing and recommending board member selection criteria, considering committee member qualification, recommending corporate governance principles to the Board of Directors, and providing oversight in the evaluation of the Board of Directors and each committee.

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

Compliance With Section 16(a) of the Exchange Act

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and beneficial owners of ten percent or more of our common stock (“Reporting Persons”) are required to report to the Securities and Exchange Commission on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock. Based solely on our review of such forms received and the written representations of our Reporting Persons, we have determined that no Reporting Person known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act, except for the following: Ray Brunner, Michelle Carrara and Suzanne Ewing each filed a late statement of initial beneficial ownership of securities. Ray Brunner and SCSF Equities LLC (including its joint filers) each filed one late report covering one transaction during fiscal year 2006.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee of our Board, comprised entirely of independent directors, administers our executive compensation program. The role of the Compensation Committee is to oversee our compensation and benefit plans and policies, administer our stock plans and review and approve annually all compensation decisions relating to all executive officers.

The compensation programs are intended to provide a link between the creation of stockholder value and the compensation earned by our executive officers and has been designed to:

•	Attract, motivate and retain superior talent;

•	Encourage high performance and promote accountability;

•	Ensure that compensation is commensurate with our performance and stockholder returns;

•	Provide performance awards for the achievement of financial and operational targets and strategic objectives that are critical to our long-term growth; and

•	Ensure that the executive officers have financial incentives to achieve substantial growth in stockholder value.

To achieve these objectives, the Compensation Committee has implemented and intends to maintain compensation plans that tie a substantial portion of the executives’ overall compensation to key financial and operational goals such as improving gross margins, increasing cash flows from operations and obtaining new sources of supply of products. The Compensation Committee establishes individual executive compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in retail industries, taking into account our relative performance and our own strategic goals.

The compensation of our executive officers is composed of base salaries, an annual corporate bonus plan and long-term equity incentives in the form of stock options. In determining specific components of compensation, the Compensation Committee considers each officer’s performance, level of responsibility, skills and experience, and other compensation awards or arrangements. The Compensation Committee reviews and approves all elements of compensation for all of our executive officers taking into consideration recommendations from management as well as information regarding compensation levels at competitors in our industry based on information gathered by management and a report from a compensation consultant discussed below. The Compensation Committee reviews and approves all annual bonus awards for executives and stock option awards for all employees.

Compensation for our employees below the level of Vice President is set by grade level, which takes into account where the employee is located. The grades provide ranges for stock option grants at hire and specify bonus target bonus levels. Our Chief Executive Officer makes recommendations with respect to salary, bonus eligibility and option awards for our vice presidents and executive officers. Notwithstanding these recommendations, the Compensation Committee determines the compensation of our executive officers in an executive session.

Management and the Compensation Committee historically have used market surveys and competitive data gathered internally and by consultants in making decisions affecting compensation. Management and the Compensation Committee have reviewed data focused on retail companies and companies located in the San Francisco Bay area. Among other things, the Compensation Committee has reviewed reports prepared for us by Aon Corporation, a firm that provides executive compensation consulting services. Aon provided reports on its benchmarking studies with respect to executive compensation on September 20, 2005 and with respect to compensation of non-employee directors on August 14, 2005. However, we have not identified a set of peer companies against which we benchmark compensation.

Except as described below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. This is due to the small size of our executive team and the need to tailor each executive’s award to attract and retain that executive.

Elements of Compensation

Executive compensation consists of the following elements:

Base Salary. Base salaries for our executives are generally established based on the scope of their responsibilities, level of experience and individual performance, taking into account both external competitiveness and internal equity considerations. The goal for the base salary component is to compensate employees at a level that approximates the median salaries of individuals in comparable positions and markets. Base salaries are reviewed periodically, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Bonus Awards. It is the Compensation Committee’s objective to emphasize pay-for-performance and to have a significant percentage of each executive officer’s total compensation contingent upon the company’s performance, as well as upon his or her individual level of performance and contribution toward the company’s performance. Upon an evaluation of these factors, the Compensation Committee uses discretion in determining whether to grant a bonus to each executive officer. The employment offer letter for Ray Brunner, our Chief Executive Officer and President, provided for a bonus of up to 200% of Mr. Brunner’s base salary, pro rated for Mr. Brunner’s period of employment during 2006. Following discussion of, among other things, our sales growth and improved cash position since Mr. Brunner’s hiring, the Committee unanimously agreed that Mr. Brunner should receive the maximum bonus, which was subject to begin pro rated based on the number of days in 2006 following Mr. Brunner’s appointment as our Chief Executive Officer. Mr. Brunner’s target bonus for fiscal year 2007 is 100% of his base salary.

Long-Term Incentive Compensation. We believe that long-term incentives are an integral part of the overall executive compensation program and that our long-term performance will be enhanced through the use of equity awards that reward our executives for maximizing stockholder value over time. We have historically elected to use stock options as the primary long-term equity incentive vehicle, but we have not adopted stock ownership guidelines.

Stock Options. Our Amended and Restated 2004 Equity Incentive Award Plan, or the 2004 Plan, authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. We also have options outstanding under our 1999 Stock Plan, or the 1999 Plan, but we will not be granting additional options or making any other equity awards under the 1999 Plan. Our Compensation Committee oversees the administration of our equity incentive plans. Historically, our Board and Compensation Committee have made stock option grants at an employee’s commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention objectives. Going forward, the Compensation Committee plans to consider making periodic grants to employees following their performance reviews.

In 2006, certain of our named executive officers were awarded stock options in the amounts indicated in the section entitled “Grants of Plan-Based Awards.” All options granted under the 2004 Plan have been granted at exercise prices equal to “fair market value” on the date of grant as defined in the plan. From our initial public offering in June 2004 through January 24, 2007, the 2004 Plan defined fair market value as the closing market value of our stock as reported on the Nasdaq Global Market on the trading day prior to the date of grant. On January 24, 2007, we amended the 2004 Plan to provide that fair market value means the closing market value of our stock as reported on the Nasdaq Global Market on the date of grant. The stock options we grant officers and employees are incentive stock options and typically vest 25% at the end of one year from the vesting start date and then 1/48 per month thereafter based upon continued employment over a four-year period, and generally expire ten years after the date of grant.

We expect to continue to use stock options as our primary long-term incentive vehicle because:

•	stock options and the related vesting period help attract and retain executives;

•

the value received by the recipient of a stock option is based on the growth of the stock price; therefore, stock options enhance the executives’ incentive to increase our stock price and maximize stockholder value; and

•

stock options help to provide a balance to the overall executive compensation program as base salary and our annual bonus plan focus on short-term compensation, while stock options reward executives for increases in stockholder value over the longer term.

In determining the number of stock options to be granted to executives, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value and the value of stock options in relation to other elements of the individual executive’s total compensation. In January 2007, we adopted a policy regarding equity awards. Under this policy, all stock options and other equity awards will be made by the Compensation Committee, except that our full Board will take action with respect to any equity awards made to our non-employee directors. This policy prohibits the Compensation Committee from delegating its authority to make grants. The policy further provides that, subject to limited exceptions, grants of equity awards made to newly hired or promoted employees will be made at monthly meetings of the Compensation Committee and routine, periodic grants will be made during the first ten days of the first open trading window under our insider trading plan following annual performance reviews of our employees and executives.

Executive officers recognize taxable income from stock option awards when a vested non-qualified option is exercised or upon a disqualifying disposition of shares received upon exercise of an incentive stock option. We generally receive a corresponding tax deduction for compensation expense in the year of exercise of non-qualified stock options and the year in which disqualifying dispositions, if any, occur. The amount included in the executive officer’s wages upon such events, and the amount we may deduct is equal to the common stock price when the stock options are exercised less the exercise price multiplied by the number of stock options exercised. We do not pay or reimburse any executive officer for any taxes due upon exercise of a stock option.

Stock Appreciation Rights. The 2004 Plan authorizes us to grant stock appreciation rights, or SARs. A SAR represents a right to receive the appreciation in value, if any, of our common stock over the base value of the SAR. To date, we have not granted any SAR under the 2004 Plan.

Restricted Stock and Restricted Stock Units. Our 2004 Plan authorizes us to grant restricted stock and restricted stock units. To date, we have not granted any restricted stock or restricted stock units. While the Compensation Committee currently does not plan to grant restricted stock and/or restricted stock units under our 2004 Plan, it may choose to do so in the future as part of a review of the executive compensation strategy.

401(k) Defined Contribution Plan. All employees may participate in our 401(k) Retirement Savings Plan, or 401(k) Plan. All eligible full-time and part-time employees who meet certain age and service requirements may participate. In 2006, Ray Brunner, Tara Poseley and Wanda Gierhart were the only named executive officers that participated in this plan.

Other Benefits. Our executives are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, long and short-term disability and life insurance, in each case on the same basis as our other employees. We reimburse Ray Brunner, our Chief Executive Officer, for costs he incurs for travel from his home to our headquarters in San Francisco.

Employment Offer Letters

Ray Brunner. We entered into an employment offer letter with Ray Brunner, our Chief Executive Officer and President, on June 15, 2006. The offer letter called for Mr. Brunner to receive an annual salary of $245,000, payable in installments pursuant to our bi-weekly payroll policy, and to be eligible for all company benefits on the first day of the month following his date of hire. It further provided that he would be eligible to receive a bonus of up to 200% of his annual salary, based on the achievement of corporate and individual goals to be set by the Compensation Committee. For the year 2006, his bonus eligibility was to be pro-rated for the period of his employment.

The offer letter also stated that in connection with Mr. Brunner’s commencement of employment as Chief Executive Officer and President, management would recommend to the Board of Directors that he be granted an option to purchase 300,000 shares of our common stock with an exercise price equal to the fair market value on the date of grant. Contingent upon his continued employment, the shares subject to the option would vest in equal monthly amounts over a period of 24 months from the date of grant. In addition, following stockholder approval of an increase in the number of shares reserved for issuance under the 2004 Plan, Mr. Brunner would receive a “stretch” option grant, covering the right to purchase an additional 150,000 shares of common stock at an exercise price of $12.00 per share. The stretch option would vest on the same vesting schedule as the 300,000 share option described above.

The letter provides that if we terminate Mr. Brunner’s employment without cause (as defined) after three months of employment by us, he would be paid $250,000 over six months as a salary continuance. The letter also provided that within one year of a change of control of the company, if Mr. Brunner is terminated without cause (as defined), all of his unvested options would become immediately vested and exercisable and Mr. Brunner would be paid $250,000 over six months as a salary continuance.

We amended Mr. Brunner’s offer letter on March 16, 2007. Pursuant to his amended employment offer letter, Mr. Brunner will be paid an annual salary of $350,000, payable in installments pursuant to our bi-weekly payroll policy. This salary increase was retroactive to January 1, 2007. The amended offer letter states that Mr. Brunner will be eligible to receive a bonus of up to 100% of his annual salary, based on the achievement of corporate and individual goals to be set by the Compensation Committee of the Board, and that for the year 2007, he also will receive an automatic bonus of $50,000 if he is serving as our Chief Executive Officer at the end of the year. The offer letter calls for corporate and individual goals to be determined as soon as practicable following Board approval of our 2007 business plan.

Offer Letters. We entered into an employment offer letter with John Hellmann, our Chief Financial Officer, on August 27, 2006. The offer letter calls for Mr. Hellmann to receive an annual salary of $240,000, payable in installments pursuant to our bi-weekly payroll policy, and to be eligible for all company benefits on the first day of the month following his date of hire. It further provided that he would be eligible to receive up to two bonuses of $25,000 each for achieving specified objectives with respect to our financial reporting process.

The offer letter also states that in connection with Mr. Hellmann’s commencement of employment, management would recommend to the Board of Directors that he be granted an option to purchase 150,000 shares of our common stock with an exercise price equal to the fair market value on the date of grant. Contingent upon his continued employment, the shares subject to the option would vest in equal monthly amounts over a period of 36 months from the date of grant.

The letter provides that if we terminate Mr. Hellmann’s employment without cause (as defined) after three months of employment by us, he would be paid six months’ salary, less applicable withholding, over a period of six months as a salary continuance. The letter also provided that within one year of a change of control of the company, if Mr. Hellmann is terminated without cause (as defined), all of his unvested options would become immediately vested and exercisable and Mr. Hellmann would be paid six months’ salary over six months as a salary continuance.

Summary of Compensation

The following table shows information regarding the compensation earned by any person who served as our Chief Executive Officer or Chief Financial Officer during fiscal year 2006, and our only other executive officer who was serving as an executive officer at December 30, 2006. We refer to these persons as our “named executive officers” elsewhere in this report. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Ray Brunner, Chief Executive Officer and President (1)	2006	$240,202			$372,900	$315,479	$30,556	(7)	$959,137
Tara Poseley, Former Chief Executive Officer and President (2)	2006	140,928					237,981	(8)	378,909
John Hellmann, Chief Financial Officer and Secretary (3)	2006	103,384	$50,000		58,300				211,684
Ken La Honta, Former Chief Financial Officer, Chief Operating Officer and Secretary (4)	2006	197,714					125,000	(8)	322,714
Karen John, Vice President, Design and Merchandising	2006	173,077			37,900				210,977
Wanda Gierhart, Former Executive Vice President—Marketing and Merchandising (5)	2006	111,637					150,000	(8)	261,637

(1)	Mr. Brunner became our President and Chief Executive Officer on May 11, 2006. Mr. Brunner served as our Executive Vice President of Real Estate and Studio Operations from October 2005 until March 2006.
(2)	Ms. Poseley resigned as our Chief Executive Officer and President on May 11, 2006.
(3)	Mr. Hellmann joined the Company on July 27, 2006 and was appointed Vice President, Chief Financial Officer and Secretary on September 5, 2006.
(4)	Mr. La Honta resigned as our Chief Financial Officer, Chief Operating Officer and Secretary on August 16, 2006.
(5)	Ms. Gierhart resigned as our Executive Vice President—Marketing and Merchandising on May 11, 2006.
(6)	Amount reflects the compensation cost for the year ended December 30 2006 of the named executive officer’s options, calculated in accordance with SFAS 123R and using a Black-Scholes valuation model. See Note 1 of Notes to Financial Statements for a discussion of the assumptions made in determining grant date fair value and compensation costs of equity awards.
(7)	Consists of amounts reimbursed to Mr. Brunner for his travel from his home to our headquarters in San Francisco, including airfare and lodging.
(8)	Represents amounts paid as severance following the resignation of such named executive officer.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended December 30, 2006 to the named executive officers.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimates Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Ray Brunner (1)			$315,479	$315,479					300,000	$5.41	$859,400
									150000	12.00	356,100
Tara Poseley									—	—	—
John Hellmann (2)			$50,000	$50,000					150,000	5.59	459,300
Ken La Honta									—	—	—
Karen John									50,000	6.13	177,400
									30,000	7.23	131,100
Wanda Gierhardt									—	—	—

(1)	In Mr. Brunner’s offer letter, we agreed to pay him a bonus of up to 200% of his $245,000 base salary, with such amount to be pro rated for the time he served as our Chief Executive Officer in fiscal year 2006. Mr. Brunner became our President and Chief Executive Officer on May 11, 2006.
(2)	Mr. Hellmann’s offer letter provided that he would be eligible to receive up to two bonuses of $25,000 each for achieving specified objectives with respect to our financial reporting process.

Employee Benefit Plans

2004 Equity Incentive Award Plan

Our Board approved the Amended and Restated 2004 Equity Incentive Award Plan on May 8, 2006, subject to stockholder approval, which was obtained at our annual meeting of stockholders on June 22, 2006.

Purposes. The purpose of the 2004 Plan is to promote the success and enhance our value by linking the personal interests of members of our Board and our employees and the employees of our subsidiaries to those of our stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to our stockholders. The 2004 Plan is further intended to provide us with flexibility in our ability to motivate, attract and retain the services of members of our Board and our employees and the employees of our subsidiaries upon whose judgment, interest and special effort we rely.

Securities Subject to the 2004 Plan. The number of shares of our common stock that may be issued pursuant to awards granted under the 2004 Plan shall not exceed, in the aggregate, 2,100,000 shares. To the extent that an award terminates, expires or lapses for any reason, any shares subject to the award will be available for future grant under the 2004 Plan. In addition, shares which are delivered to us by a participant or withheld by us to satisfy the grant or exercise price of an award or in satisfaction of tax withholding obligations will be available for future grant under the 2004 Plan.

Administration. The Compensation Committee of our Board administers the 2004 Plan. To administer the 2004 Plan, our Compensation Committee must consist of at least two members of our Board, each of whom is a “non-employee director” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, or the Exchange Act,

and, an “outside director” for the purposes of Section 162(m) of the Internal Revenue Code, or the Code. Subject to the terms and conditions of the 2004 Plan, our Compensation Committee has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject thereto and the terms and conditions thereof, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2004 Plan. Our Compensation Committee is also authorized to adopt, amend and rescind rules relating to the administration of the 2004 Plan. Our Board may at any time abolish the Compensation Committee and revest in itself the authority to administer the 2004 Plan.

Eligibility. Our employees, consultants and directors and the employees of our subsidiaries are eligible to receive awards under the 2004 Plan. As of March 31, 2007, we had approximately 420 employees and consultants, and we currently have eight directors, seven of whom are non-employee directors. Our Compensation Committee determines which employees and consultants will be granted awards. No person is entitled to participate in the 2004 Plan as a matter of right nor does any such participation constitute assurance of continued employment or service with us. Only those employees and consultants and directors who are selected to receive grants by our Compensation Committee may participate in the 2004 Plan. In addition, non-employee members of our Board are eligible to receive certain automatic option grants pursuant to a director compensation policy adopted by our Board. These automatic grants are described below under “Compensation of Directors.”

Awards under the 2004 Plan. The 2004 Plan provides that our Compensation Committee may grant or issue stock options, SARs, restricted stock, deferred stock, dividend equivalents and stock payments, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.

Nonqualified Stock Options, or NQSOs, will provide for the right to purchase shares of our common stock at a specified price which may not be less than the par value of a share of our common stock on the date of grant, and usually will become exercisable (in the discretion of the administrator) in one or more installments after the grant date, subject to the satisfaction of individual or company performance criteria established by the administrator. NQSOs may be granted for any term specified by our Compensation Committee, but such term may not exceed 10 years.

Incentive Stock Options, or ISOs, will be designed to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, or the Code, and will be subject to certain restrictions contained in the Code. Among such restrictions, ISOs must have an exercise price not less than 100% of the fair market value of a share of our common stock on the date of grant, may only be granted to employees, must expire within a specified period of time following the optionee’s termination of employment, and must be exercised within ten years after the date of grant. The total fair market value of shares with respect to which an ISO is first exercisable by an optionee during any calendar year cannot exceed $100,000. To the extent this limit is exceeded, the options granted are NQSOs. In the case of an ISO granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all of our classes of stock, the 2004 Plan provides that the exercise price must be at least 110% of the fair market value of a share of our common stock on the date of grant and the ISO must expire no later than the fifth anniversary of the date of its grant.

Restricted Stock Awards may be granted to participants and made subject to such restrictions as may be determined by our Compensation Committee. Typically, restricted stock may be forfeited for no consideration or repurchased by us at the original purchase price if the conditions or restrictions are not met. Our Compensation Committee shall establish the purchase price, if any, and form of payment for each restricted stock award. In general, restricted stock may not be sold, or otherwise transferred, until restrictions are removed or expire. Purchasers of restricted stock, unlike recipients of options, will have voting rights and will receive dividends, if any, prior to the time when the restrictions lapse.

Deferred Stock may be awarded to participants, typically without payment of consideration, but subject to vesting conditions based on continued employment or on performance criteria established by our Compensation

Committee. Like restricted stock, deferred stock may not be sold, or otherwise transferred or hypothecated, until vesting conditions are removed or expire. Unlike restricted stock, shares issuable pursuant to a deferred stock award will not be issued until the deferred stock award has vested, and recipients of deferred stock generally will have no voting or dividend rights prior to the time when vesting conditions are satisfied.

Stock Appreciation Rights, or SARs, may be granted in connection with stock options or other awards, or separately. SARs granted by our Compensation Committee in connection with stock options or other awards typically will provide for payments to the holder based upon increases in the price of our common stock over the exercise price of the related option or other awards, but alternatively may be based upon criteria such as book value. Except as required by Section 162(m) of the Code with respect to a SAR intended to qualify as performance-based compensation as described in Section 162(m) of the Code, there are no restrictions specified in the plan on the exercise of SARs or the amount of gain realizable therefrom, although restrictions may be imposed by our Compensation Committee in the SAR agreements. Our Compensation Committee may elect to pay SARs in cash or in shares of our common stock or in a combination of both.

Dividend Equivalents represent the value of the dividends, if any, per share paid by us, calculated with reference to the number of shares covered by the stock options, SARs or other awards held by the participant.

Stock Payments may be authorized by our Compensation Committee in the form of shares of our common stock or an option or other right to purchase shares of our common stock as part of a deferred compensation arrangement in lieu of all or any part of compensation, including bonuses, that would otherwise be payable in cash to the participant.

Our Compensation Committee may designate employees as “covered employees” whose compensation for a given fiscal year may be subject to the limit on deductible compensation imposed by Section 162(m) of the Code. Our Compensation Committee may grant to such covered employees restricted stock, deferred stock, SARs, dividend equivalents and stock payments that are paid, vest or become exercisable upon the attainment of company performance criteria which are related to one or more of the following performance goals as applicable to us or any of our subsidiaries, divisions or operating units:

•	net earnings (either before or after interest, taxes, depreciation and amortization;

•	net losses;

•	sales or revenue;

•	operating earnings;

•	operating cash flow;

•	return on net assets;

•	return on stockholders’ equity;

•	return on assets;

•	return on capital;

•	stockholder returns;

•	gross or net profit margin;

•	earnings per share;

•	price per share of our common stock; or

•	market share.

The maximum number of shares which may be subject to awards granted under the 2004 Plan to any individual in any calendar year may not exceed 500,000 shares of common stock.

Terms and Conditions of Options. Each option is evidenced by a stock option agreement between us and the optionee, and is subject to the following additional terms and conditions:

Exercise Price. Our Compensation Committee determines the exercise price of options at the time the options are granted, subject to the limitations described above with respect to ISOs and NQSOs.

Exercise of Option; Form of Consideration. Our Compensation Committee determines when options become exercisable and may, in its discretion, accelerate the vesting of any outstanding option. The means of payment for shares issued upon exercise of an option is specified in each option agreement. The 2004 Plan permits payment to be made by cash, check, promissory note, other shares of our common stock (with some restrictions), broker-assisted cashless exercise or any combination thereof.

Term of Option. The term of options granted under the 2004 Plan may be no more than ten years from the date of grant. In the case of an ISO granted to an optionee who owns more than 10% of all classes of our stock or any of our parent or subsidiary companies, the term of the option may be no more than five years from the date of grant. No option may be exercised after the expiration of its term.

Termination of Employment. If the optionee’s employment or consulting relationship terminates for any reason other than disability or death, options under the 2004 Plan may be exercised for the period of time specified in the option agreement, which shall generally be three months after such termination, and may be exercised only to the extent the option was exercisable on the date of termination. In no event may the option be exercised after the expiration of its term.

Disability. If an optionee is unable to continue his or her employment or consulting relationship with us as a result of his or her disability, options may be exercised for the period of time specified in the option agreement, which shall generally be 12 months after termination and may be exercised only to the extent the option was exercisable on the date of termination, but in no event may the option be exercised after the expiration of its term.

Death. Under the 2004 Plan, if an optionee should die while employed or retained by us, options may be exercised for the period of time specified in the option agreement, which shall generally be 12 months after the date of death to the extent the options are exercisable on the date of death, but in no event may the option be exercised after the expiration of its term.

Other Provisions. The stock option agreement may contain other terms, provisions and conditions not inconsistent with the 2004 Plan as may be determined by our Compensation Committee.

Awards Not Transferable. Awards may generally not be sold, pledged, transferred, or disposed of in any manner other than by will or by the laws of descent and distribution. Our Compensation Committee may allow awards other than ISOs to be transferable to certain permitted transferees (i.e., immediate family members for estate planning purposes). ISOs may not be transferable. If our Compensation Committee makes an award transferable, such award shall contain such additional terms and conditions as our Compensation Committee deems appropriate.

Adjustments upon Changes in Capitalization. In the event of any stock dividend, stock split, combination or exchange of shares, merger, consolidation, spin-off, recapitalization or other distribution (other than normal cash dividends) of assets to our stockholders or any other change affecting our common stock, our Compensation Committee will make appropriate adjustments in the number and type of shares of stock subject to the 2004 Plan, the terms and conditions of any award outstanding under the 2004 Plan, and the grant or exercise price of any such award.

In the event of a change of control, each outstanding award may be assumed or an equivalent award may be substituted by the successor (or its parent or subsidiary). In the event of a change of control where the successor

(or its parent or subsidiary) does not assume awards granted under the 2004 Plan or substitute equivalent awards, awards issued under the 2004 Plan will be subject to accelerated vesting such that 100% of such awards will become vested and exercisable or payable, as applicable. In the event of a change of control where the successor (or its parent or subsidiary) assumes awards granted under the 2004 Plan, outstanding awards will become fully vested and exercisable or payable, as applicable, if the employment or service of the holder of any such award is terminated in connection with the change of control or within two years following such change of control by the successor (or its parent or subsidiary) without cause or by the holder for good reason.

Under the 2004 Plan, a change of control is generally defined as:

•	the direct or indirect sale or exchange in a single or series of related transactions by the stockholders of the company of more than 50% of the voting stock of the company;

•

a merger or consolidation in which the company is a party, other than a merger or consolidation which results in our outstanding voting securities immediately before the transaction continuing to represent a majority of the voting power of the acquiring company’s outstanding voting securities;

•

during any two-year period, a majority of the members of our Board (together with any new directors whose election is approved by a vote of at least two-thirds of the directors then in office) cease to serve as directors;

•	the sale or other disposition of all or substantially all of the assets of the Company; or

•	our stockholders approve a liquidation or dissolution of the Company.

Amendment and Termination of the 2004 Plan. With the approval of our Board, our Compensation Committee may amend, alter, suspend or terminate the 2004 Plan, or any part thereof, at any time and for any reason. However, the 2004 Plan requires stockholder approval for any amendment to the 2004 Plan to the extent necessary to comply with applicable laws, rules and regulations, for any increase in the number of shares available for issuance under the 2004 Plan, any award of a stock option with an exercise price per share less than the fair market value per share of our common stock on the date of grant or any extension of the exercise period of a stock option beyond ten years. No action by our Board, our Compensation Committee or our stockholders may alter or impair any award previously granted under the 2004 Plan without the consent of the holder. Unless terminated earlier, the 2004 Plan shall terminate in April 2016.

Securities Laws. The 2004 Plan is intended to conform with all provisions of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and any and all regulations and rules promulgated by the Securities and Exchange Commission thereunder, including without limitation Rule 16b-3. The 2004 Plan will be administered, and options will be granted and may be exercised, only in such a manner as to conform to such laws, rules and regulations.

Federal Income Tax Consequences Associated with the 2004 Plan. The following is a general summary under current law of the material federal income tax consequences to participants in the 2004 Plan. This summary deals with the general tax principles that apply and is provided only for general information. Some kinds of taxes, such as state and local income taxes, are not discussed. Tax laws are complex and subject to change and may vary depending on individual circumstances and from locality to locality. The summary does not discuss all aspects of income taxation that may be relevant in light of a holder’s personal investment circumstances. This summarized tax information is not tax advice.

Non-Qualified Stock Options. For federal income tax purposes, if an optionee is granted NQSOs under the 2004 Plan, the optionee will not have taxable income on the grant of the option, nor will we be entitled to any deduction. Generally, on exercise of NQSOs the optionee will recognize ordinary income, and we will be entitled to a deduction, in an amount equal to the difference between the option exercise price and the fair market value of a common share on the date each such option is exercised. The optionee’s basis for the stock for purposes of determining gain or loss on subsequent disposition of such shares generally will be the fair market value of the common stock on the date the optionee exercises such option. Any subsequent gain or loss will be generally taxable as capital gain or loss.

Incentive Stock Options. There is no taxable income to an optionee when an optionee is granted an ISO or when that option is exercised. However, the amount by which the fair market value of the shares at the time of exercise exceeds the option price will be an “item of adjustment” for the optionee for purposes of the alternative minimum tax. Gain realized by the optionee on the sale of an ISO is taxable at capital gains rates, and no tax deduction is available to us, unless the optionee disposes of the shares within (1) two years after the date of grant of the option or (2) within one year of the date the shares were transferred to the optionee. If the shares of common stock are sold or otherwise disposed of before the end of the two-year and one-year periods specified above, the difference between the option exercise price and the fair market value of the shares on the date of the option’s exercise will be taxed at ordinary income rates, and we will be entitled to a deduction to the extent the optionee must recognize ordinary income. If such a sale or disposition takes place in the year in which the optionee exercises the option, the income the optionee recognizes upon sale or disposition of the shares will not be considered income for alternative minimum tax purposes. Otherwise, if the optionee sells or otherwise disposes of the shares before the end of the two-year and one-year periods specified above, the maximum amount that will be included as alternative minimum tax income is the gain, if any, the optionee recognizes on the disposition of the shares.

An ISO exercised more than three months after an optionee terminates employment, other than by reason of death or disability, will be taxed as a NQSO, and the optionee will have been deemed to have received income on the exercise taxable at ordinary income rates. We will be entitled to a tax deduction equal to the ordinary income, if any, realized by the optionee.

Stock Appreciation Rights. In the case of SARs granted with an exercise price equal to the fair market value of our common stock on the date of grant, no taxable income is realized upon the receipt of the SAR, but upon exercise of the SAR, the fair market value of the shares received, determined on the date of exercise of the SAR, or the amount of cash received in lieu of shares, must be treated as compensation taxable as ordinary income to the recipient in the year of such exercise. We will be entitled to a deduction for compensation paid in the same amount which the recipient realized as ordinary income.

Restricted Stock. An employee to whom restricted stock is issued generally will not recognize taxable income upon such issuance and we generally will not then be entitled to a deduction unless an election is made by the participant under Section 83(b) of the Code. However, when restrictions on shares of restricted stock lapse, such that the shares are no longer subject to a substantial risk of forfeiture, the employee generally will recognize ordinary income and we generally will be entitled to a deduction for an amount equal to the excess of the fair market value of the shares at the date such restrictions lapse over the purchase price. If a timely election is made under Section 83(b) with respect to restricted stock, the participant generally will recognize ordinary income on the date of the issuance equal to the excess, if any, of the fair market value of the shares at that date over the purchase price therefore, and we will be entitled to a deduction for the same amount.

Deferred Stock. An individual to whom deferred stock is issued will not have taxable income upon issuance and we will not then be entitled to a deduction. An individual to whom deferred stock is issued will generally realize ordinary income at the time the shares issuable with respect to the deferred stock award are distributed to the employee in an amount equal to the fair market value of such shares (less any purchase price), and we will be entitled to a corresponding deduction.

Dividend Equivalents. A recipient of a dividend equivalent award generally will not recognize taxable income at the time of grant, and we will not be entitled to a deduction at that time. When a dividend equivalent is paid, the participant generally will recognize ordinary income, and we will be entitled to a corresponding deduction.

Stock Payments. A participant who receives a stock payment in lieu of a cash payment that would otherwise have been made will generally be taxed as if the cash payment has been received, and we generally will be entitled to a deduction for the same amount.

Section 162(m) of the Code. In general, under Section 162(m), income tax deductions of publicly-held corporations may be limited to the extent total compensation (including base salary, annual bonus, stock option exercises and non-qualified benefits paid) for specified executive officers exceeds $1 million (less the amount of any “excess parachute payments” as defined in Section 280G of the Code) in any one year. However, under Section 162(m), the deduction limit does not apply to certain “performance-based compensation” as provided for by the Code and established by an independent Compensation Committee which is adequately disclosed to, and approved by, stockholders. In particular, stock options and SARs will satisfy the “performance-based compensation” exception if the awards are made by a qualifying Compensation Committee, the underlying plan sets the maximum number of shares that can be granted to any person within a specified period and the compensation is based solely on an increase in the stock price after the grant date (i.e., the option exercise price is equal to or greater than the fair market value of the stock subject to the award on the grant date). Performance or incentive awards granted under the 2004 Plan may qualify as “qualified performance-based compensation” for purposes of Section 162(m) if such awards are granted or vest upon the pre-established objective performance goals described above.

We have attempted to structure the 2004 Plan in such a manner that our Compensation Committee can determine the terms and conditions of stock options, SARs and performance and incentive awards granted thereunder such that remuneration attributable to such awards will not be subject to the $1 million limitation. We have not, however, requested a ruling from the Internal Revenue Service or an opinion of counsel regarding this issue. This discussion will neither bind the Internal Revenue Service nor preclude the Internal Revenue Service from adopting a contrary position.

Section 409A. Section 409A of the Code, which was added by the American Jobs Creation Act of 2004, provides certain new requirements on non-qualified deferred compensation arrangements. These include new requirements on an individual’s election to defer compensation and the individual’s selection of the timing and form of distribution of the deferred compensation. Also, Section 409A generally provides that distributions must be made on or following the occurrence of certain events (i.e., the individual’s separation from service, a predetermined date, or the individual’s death). Section 409A imposes restrictions on an individual’s ability to change his or her distribution timing or form after the compensation has been deferred. For certain individuals who are officers, Section 409A requires that such individual’s distribution commence no earlier than six months after such officer’s separation from service.

Certain awards under the 2004 Plan are subject to the requirements of Section 409A in form and in operation. For example, deferred stock awards and other awards that provide for deferred compensation will be subject to Section 409A.

If a 2004 Plan award is subject to and fails to satisfy the requirements of Section 409A, the recipient of that award may recognize ordinary income on the amounts deferred under the award, to the extent vested, which may be prior to when the compensation is actually or constructively received. Also, if an award that is subject to Section 409A fails to comply, Section 409A imposes an additional 20% federal income tax on compensation recognized as ordinary income, as well as interest on such deferred compensation.

1999 Stock Plan

In January 1999, we adopted our 1999 Stock Plan, which was approved by our stockholders in January 1999. The plan allows us to issue incentive and nonstatutory stock options and make restricted stock awards. Our employees, outside directors and consultants are eligible to receive awards under the plan, but only employees may receive incentive stock options. We reserved a total of 3,100,000 shares of our common stock for issuance under the plan. We do not intend to make any further issuances under the plan. The plan is administered by our Board, or a committee of our Board appointed by the board to administer the plan. The Board or the committee administering the plan selects the participants who will receive awards and determines the terms and conditions of such awards. Our incentive and nonstatutory stock options and our restricted stock are generally subject to special forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Board may determine.

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

Employee Stock Purchase Plan

In March 2004, our Board adopted our Employee Stock Purchase Plan, and it was approved by our stockholders in April 2004. The plan is designed to allow our eligible employees to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions.

We initially reserved a total of 300,000 shares of our common stock for issuance under the plan. The reserve automatically increases on each December 31 during the term of the plan by an amount equal to the lesser of (1) 100,000 shares or (2) a lesser amount determined by the Board. As of March 31, 2007, there were 334,729 shares of common stock available for issuance under the plan.

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

The plan will terminate no later than the tenth anniversary of the plan’s initial adoption by the Board.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 30, 2006 with respect to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Ray Brunner	15,000	—		7.00	3/03/2014
	52,227	—		.60	10/14/2012
	2,000	—		2.75	5/13/2013
	87,500	212,500		5.41	5/23/2016
	43,750	106,250		12.00	10/24/2016

Total	200,477	318,750

Tara Poseley	—	—
John Hellmann	20,834	129,166		5.59	8/11/2016
Ken La Honta	—	—
Karen John	10,000	—		7.00	3/3/2014
	625	1,875		6.03	11/30/2015
	—	30,000		7.23	1/24/2016
	—	50,000		6.13	10/24/2016

Total	10,625	81,875

Wanda Gierhardt	—	—

(1)	Except for Mr. Brunner’s options, which vest monthly over 24 months from his vesting start date, and Mr. Hellmann’s options, which vest monthly over 36 months from his vesting start date, all options vest at a rate of 25% of the shares on the first anniversary of the start date and then 1/48 of the shares each month thereafter through the fourth anniversary of the vesting start date.

Option Exercises

During the fiscal year ended December 30, 2006, none of the named executive officers exercised any options.

Pension Benefits

We do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.

401(k) Plan

Effective in 2000, we adopted the Design Within Reach 401(k) plan covering our employees. The 401(k) plan is intended to qualify under Section 401(k) of the Code so that the contributions to the 401(k) plan by employees, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) plan, and so that contributions by us, if any, will be deductible by us for federal income tax purposes when made. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) plan. The 401(k) plan permits, but does not require additional matching contributions to the 401(k) plan by us on behalf of all participants in the 401(k) plan. During fiscal year 2006, we made no contributions to the 401(k) plan.

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in the fiscal year ended December 30, 2006.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John C. Hansen
Hilary Billings
Robert Forbes, Jr.(1)	$25,000					$184,325	$209,325
Edward Friedrichs(2)
Terry Lee
Peter Lynch(3)			$4,300				4,300
William McDonagh
Lawrence Wilkinson

(1)	Mr. Forbes resigned as a director on January 10, 2007. In June 2006, we entered into an agreement with Mr. Forbes pursuant to which Mr. Forbes agreed to continue to serve as a member of our Board of Directors for at least six months from June 30, 2006, and we agreed to pay Mr. Forbes $25,000 for his services as a member of our Board of Directors. The agreement also called for Mr. Forbes to prepare a monthly newsletter for us, and we agreed to pay Mr. Forbes $100,000 a year for these services. The agreement terminates on June 30, 2007, unless extended or terminated earlier for a material breach upon prior written notice by the non-breaching party. During fiscal year 2006, we paid Mr. Forbes $25,000 for his services as a member of our Board and he earned $50,000 for preparing monthly newsletters. Apart from the agreement, we also paid Mr. Forbes $134,325 of salary.
(2)	Mr. Friedrichs’ term as a director expired on June 22, 2006, and he did not stand for re-election.
(3)	Mr. Lynch was appointed to the Board on October 24, 2006.
(4)	Amount reflects the compensation cost for the year ended December 30, 2006 of the director’s options, calculated in accordance with SFAS 123R and using a Black-Scholes valuation model. See Note 1 of Notes to Financial Statements for a discussion of the assumptions made in determining grant date fair value and compensation costs of equity awards.

The following table details information with respect to all options to purchase our common stock held by our non-employee directors outstanding on December 30, 2006:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John C. Hansen	34,998	40,002	$14.68	2/24/2015
Hilary Billings	30,000	—	4.50	1/2/2014
	5,000	—	0.25	6/1/2009

Total	35,000	—

Robert Forbes, Jr.	—	—
Edward Friedrichs (1)	—	—
Terry Lee	30,000	—	4.50	1/2/2014
Peter Lynch	1,200	1,800	6.13	10/24/2016
William McDonagh	30,000	—	7.00	3/3/2014
Lawrence Wilkinson	15,000	—	0.60	5/1/2011
	30,000	—	4.50	1/2/2014

Total	45,000	—

(1)	Mr. Friedrichs’ term as a director expired on June 22, 2006, and he did not stand for re-election.

The grant date fair values of option grants to our directors in fiscal year 2006 are as follows:

Name	Grant Date	Number of Securities Underlying Options (#)	Exercise Price ($)	Grant Date Fair Value ($)
John C. Hansen		—	—	—
Hilary Billings		—	—	—
Robert Forbes, Jr.		—	—	—
Edward Friedrichs (1)		—	—	—
Terry Lee		—	—	—
Peter Lynch	10/24/2006	3,000	6.13	9,870
William McDonagh		—	—	—
Lawrence Wilkinson		—	—	—

(1)	Mr. Friedrichs’ term as a director expired on June 22, 2006, and he did not stand for re-election.
(2)	Mr. Lynch’s options vest monthly over five months from the date of grant.

In January 2007, we adopted a new director compensation plan. Under the plan, starting in January 2007, each non-employee director will receive:

•

an annual grant of options to purchase 8,000 shares (to be issued in January of each year, with an exercise price equal to the fair market value on the date of grant and monthly vesting over the 12 months following the date of grant);

•	an annual cash retainer of $10,000; and

•	an annual committee member of $2,500, with the chair of the compensation committee receiving $2,500 and the chair of the audit committee receiving $5,000.

Severance and Change in Control Payments

We have entered into agreements and maintain plans that may require us to make payments and/or provide certain benefits to our named executive officers in the event of a termination of their employment or a change of control. The following tables and narrative disclosure summarize the potential payments to each named executive officer assuming that one of the events listed in the tables below occurs. The tables assume that the event occurred on December 29, 2006, the last trading day of our last completed fiscal year. Our 2004 Plan and our 1999 Plan contain change of control provisions as described above. See “—2004 Equity Incentive Award Plan” and “—1999 Stock Plan.” For purposes of estimating the value of amounts of equity compensation to be received in the event of a termination of employment or change of control, we have assumed a price per share of our common stock of $4.93, which represents the closing market price of our common stock as reported on the Nasdaq Global Market on December 29, 2006.

Ray Brunner

Termination for Cause. We may terminate at any time Mr. Brunner’s employment for cause. A termination “for cause” occurs if Mr. Brunner is terminated for any of the following reasons:

•	theft, dishonesty, misconduct or falsification of any employment or company records;

•	improper disclosure of our confidential or proprietary information;

•	any action by him which has a material detrimental effect on our reputation or business;

•	Mr. Brunner’s failure or inability to perform any assigned duties after written notice to him of, and a reasonable opportunity to cure, such failure or inability; or

•	Mr. Brunner’s conviction (including any plea of guilty or no contest) for any criminal act that impairs his ability to perform his duties under the offer letter.

Upon termination for cause, Mr. Brunner is not entitled to any payment or benefit other than the payment of base salary earned, accrued vacation and unreimbursed expenses unpaid at the date of termination and COBRA.

Termination by Us Other than for Cause. Mr. Brunner’s offer letter provides Mr. Brunner with certain severance benefits in the event his employment is terminated by us other than for “cause.” Upon a termination of Mr. Brunner without cause (and not as a result of his death or disability), and if he has been employed by us for three months or more and he signs a general release of known and unknown claims in form satisfactory to us, he will be entitled to receive severance payments totaling $350,000, less applicable withholding, to be paid over a period of six months following the effective date of his termination. Severance payments will be made in accordance with our normal payroll procedures. In the event that such termination without cause occurs within one year following any “Change of Control,” in addition to receiving the severance payments described above, Mr. Brunner’s unvested stock options will immediately vest in full. For purposes of Mr. Brunner’s offer letter, a “Change of Control” of the company shall be deemed to have occurred if we are a party to a merger, consolidation or exchange of securities which results in the holders of voting securities of the company outstanding immediately prior to such event failing to continue to hold at least 50% of the combined voting power of the voting securities of the company, the surviving entity or a parent of the surviving entity outstanding immediately after such merger, consolidation or exchange.

Executive benefits and payments upon termination	Termination due to Death or Disability	Termination for Cause	Termination by Us Other than for Cause		Resignation	Termination following Change in Control
Severance payment	$0	$0	$250,000	(1)	$0	$250,000	(1)
Accelerated stock options	0	0	0		0	456	(2)

(1)	Represents the amount of severance to which Mr. Brunner would have been entitled upon a termination without cause on December 30, 2006, the last day of the last fiscal year. Under his amended offer letter, the amount of Mr. Brunner’s severance upon a termination without cause is $350,000.
(2)	Represents the incremental compensation expense we would incur as a result of accelerating option vesting. The amount was based upon the closing price of our common stock on December 29, 2006. The exercise price of substantially all the options that would be accelerated were out of the money at December 29, 2006.

John Hellmann

Termination for Cause. We may terminate at any time Mr. Hellmann’s employment for cause. A termination “for cause” occurs if Mr. Hellmann is terminated for any of the following reasons:

•	theft, dishonesty, misconduct or falsification of any employment or company records;

•	improper disclosure of our confidential or proprietary information;

•	any action by him which has a material detrimental effect on our reputation or business;

•	Mr. Hellmann’s failure or inability to perform any assigned duties after written notice to him of, and a reasonable opportunity to cure, such failure or inability; or

•	Mr. Hellmann’s conviction (including any plea of guilty or no contest) for any criminal act that impairs his ability to perform his duties under the offer letter.

Upon termination for cause, Mr. Hellmann is not entitled to any payment or benefit other than the payment of base salary earned, accrued vacation and unreimbursed expenses unpaid at the date of termination and COBRA.

Termination by Us Other than for Cause. Mr. Hellmann’s offer letter provides Mr. Hellmann with certain severance benefits in the event his employment is terminated by us other than for “cause.” Upon a termination of Mr. Hellmann without cause (and not as a result of his death or disability), and if he has been employed by us for three months or more and he signs a general release of known and unknown claims in form satisfactory to us, he will be entitled to receive severance payments equal to six months’ salary, less applicable withholding, to be paid over a period of six months following the effective date of his termination. Severance payments will be made in accordance with our normal payroll procedures. In the event that such termination without cause occurs within one year following any “Change of Control,” in addition to receiving the severance payments described above, Mr. Hellmann’s unvested stock options will immediately vest in full. For purposes of Mr. Hellmann’s offer letter, a “Change of Control” of the company shall be deemed to have occurred if we are a party to a merger, consolidation or exchange of securities which results in the holders of voting securities of the company outstanding immediately prior to such event failing to continue to hold at least 50% of the combined voting power of the voting securities of the company, the surviving entity or a parent of the surviving entity outstanding immediately after such merger, consolidation or exchange.

Executive benefits and payments upon termination	Termination due to Death or Disability	Termination for Cause	Termination by Us Other than for Cause	Resignation	Termination following Change in Control
Severance payment	$0	$0	$120,000	$0	$120,000
Accelerated stock options	0	0	0	0	0	(1)

(1)	Represents the incremental compensation expense we would incur as a result of accelerating option vesting. The amount was based upon the closing price of our common stock on December 29, 2006. The exercise price of all the options that would be accelerated were out of the money at December 29, 2006.

Compensation Committee Interlocks and Insider Participation

Peter Lynch, Hilary Billings, Terry Lee and Edward Friedrichs served as members of our compensation committee during the last fiscal year. Mr. Friedrichs left the compensation committee when his term as a member of the Board of Directors expired on June 22, 2006. Mr. Lynch and Mr. Lee joined Ms. Billings on the compensation committee in October 2006. None of the members of our compensation committee at any time has been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this proxy statement. Based on the reviews and discussions referred to above, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this report.

The foregoing has been furnished by the compensation committee

Peter Lynch (Chair)

Hilary Billings

Terry Lee

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 31, 2007 regarding the beneficial ownership of our Common Stock by (a) each person known to our Board to own beneficially 5% or more of our Common Stock, (b) each director of our Company, (c) the named executive officers (as defined above), and (d) all of our directors and executive officers as a group. Information with respect to beneficial ownership has been furnished by each director, officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o Design Within Reach, Inc., 225 Bush Street, 20th Floor, San Francisco, California 94104.

Percentage of beneficial ownership is calculated based upon 14,417,654, shares of Common Stock which were outstanding as of March 31, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible within 60 days of March 31, 2007. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned
5% Stockholders:
Glenn J. Krevlin and affiliates (2)	2,500,000	17.3%
SCSF Equities, LLC (3)	2,123,200	14.7
William Harris Investors, Inc. (4)	845,588	5.9
LaGrange Capital Partners, L.P. (5)	867,185	6.0

Directors and Named Executive Officers:
Ray Brunner	294,227	2.0
John Hansen (6)	653,207	4.5
Hilary Billings	37,666	*
Terry Lee (7)	81,237	*
Peter Lynch	5,666	*
William McDonagh	32,666	*
James Peters	0	*
Lawrence Wilkinson	64,666	*
Tara Poseley (8)	30,000	*
John Hellmann	41,668	*
Ken La Honta (9)	2,500	*
Wanda Gierhardt (10)	0	*
Karen John	20,885	*
All executive officers and directors as a group (10 persons, excludes Tara Poseley, Ken La Honta and Wanda Gierhart, who are no longer our executive officers) (11)	1,231,888	8.2

*	Represents beneficial ownership of less than 1% of our outstanding Common Stock.
(1)	The following table indicates the number of shares subject to options exercisable within sixty (60) days of March 31, 2007, held by individuals listed in the table above:

Name of Beneficial Owner	Shares Subject to Options Exercisable Within 60 Days
Directors and Named Executive Officers:
Ray Brunner	294,227
John Hellmann	41,668
Karen John	20,885
John Hansen	62,666
Hilary Billings	37,666
Terry Lee	32,666
Peter Lynch	5,666
William McDonagh	32,666
James Peters	0
Lawrence Wilkinson	47,666
Tara Poseley	0
Wanda Gierhardt	0
Ken La Honta	0
All executive officers and directors as a group (10 persons, excludes Tara Poseley, Ken La Honta and Wanda Gierhart who are no longer our executive officers)	575,776

(2)	The address for Glenn J. Krevlin and affiliates is 598 Madison Avenue, 12th Floor, New York, NY 10022. Information is based on an amended Schedule 13D filed with the SEC by Glenn J. Krevlin and affiliates on June 20, 2006. Glenn J. Krevlin has sole investment and voting power with respect to all such shares, and Glenhill Advisors, LLC has sole investment and voting power with respect to all such shares. Glenn J. Krevlin is the managing member and control person of Glenhill Advisors, LLC.
(3)	SCSF Equities, LLC, a Delaware limited liability company (“SCSF Equities”), is the direct beneficial owner of the shares reported. Information is based on an amended Schedule 13D filed with the SEC on January 22, 2007. The securities reported may be deemed to be beneficially owned by Sun Capital Securities Offshore Fund, Ltd., a Cayman Islands corporation (“Sun Offshore Fund”), Sun Capital Securities Fund, LP, a Delaware limited partnership (“Sun Securities Fund”), Sun Capital Securities Advisors, LP, a Delaware limited partnership (“Sun Advisors”), Sun Capital Securities, LLC, a Delaware limited liability company (“Sun Capital Securities”), Marc J. Leder (“Leder”) and Rodger R. Krouse (“Krouse”). Leder and Krouse may each be deemed to control SCSF Equities, Sun Securities Fund and Sun Advisors, as Leder and Krouse each own 50% of the membership interests in Sun Capital Securities, which in turn is the general partner of Sun Advisors, which in turn is the general partner of Sun Securities Fund, which in turn owns a majority of the membership interests of SCSF Equities. The address for SCSF Equities is 5200 Towne Center Circle, Suite 470, Boca Raton, FL 33486.
(4)	The address for William Harris Investors, Inc. (“WHI”) is 191 North Wacker Drive, Suite 1500, Chicago, IL 60606. Information is based on an amended Schedule 13G filed with the SEC by WHI on February 14, 2007. In its Schedule 13G, WHI states, “The securities reported herein have been acquired on behalf of discretionary clients of WHI. Persons other than WHI are entitled to receive all dividends from, and proceeds from the sale of, those securities.”
(5)

The address for LaGrange Capital Partners, L.P. and affiliates is 1270 Avenue of the Americas, Suite 2200, New York, NY 10020. Information is based on an amended Schedule 13G filed with the SEC by LaGrange Capital Partners, L.P. and affiliates on February 14, 2007. LaGrange Capital Partners, L.P. has sole voting and investment power with respect to 573,661 shares. The general partner of LaGrange Capital Partners, L.P. is LaGrange Capital Management, L.L.C., a limited liability company organized under the laws of Delaware. Frank LaGrange Johnson is the sole member of LaGrange Capital Management, L.L.C. LaGrange

Capital Partners Offshore Fund, Ltd. has sole voting and investment power with respect to 293,524 shares. The investment manager of LaGrange Capital Partners Offshore Fund, Ltd. is LaGrange Capital Administration, L.L.C., a limited liability company organized under the laws of Delaware. Frank LaGrange Johnson is the sole member of LaGrange Capital Administration, L.L.C.

(6)	Includes (i) 468,193 shares held by Siberia Investment Company, LLC and (ii) 122,348 shares held by Monte Savello, L.P. Mr. Hansen is the Manager of the General Partner (Hansen GP LLC) of Monte Savello, LP. Mr. Hansen disclaims beneficial ownership of the shares held by Monte Savello, LP and Siberia Investment Company, LLC, except to the extent of his pecuniary interest in such shares, if any.
(7)	Includes 30,000 shares held by Morningstar Capital Investments, LLC. Mr. Lee is the Managing Member of Morning Star Capital Investments, LLC. Mr. Lee disclaims beneficial ownership of the shares held by Morningstar Capital Investments, LLC, except to the extent of his pecuniary interest in such shares, if any.
(8)	Includes 12,000 shares held by the Poseley Family 2004 Revocable Trust. Ms. Poseley is a trustee and beneficiary under this trust. Ms. Poseley resigned as our Chief Executive Officer and President on May 11, 2006. Information is based on a Form 4 filed with the SEC on November 17, 2005. The Company does not have any other information regarding the current holdings of Ms. Poseley.
(9)	Mr. La Honta resigned as our Chief Financial Officer, Chief Operating Officer and Secretary on August 16, 2006. Information is based on a Form 4 filed with the SEC on November 17, 2005. The Company does not have any other information regarding the current holdings of Mr. La Honta.
(10)	Ms. Gierhardt resigned as our Executive Vice President Marketing and Merchandising on May 11, 2006. Information is based on a Form 4 filed with the SEC on June 29, 2004. The Company does not have any other information regarding the current holdings of Ms. Gierhardt.
(11)	Includes 575,776 shares subject to options exercisable within 60 days of March 31, 2007 held by our executive officers and directors.

Item 13. Certain Relationships and Related Transactions

JH Partners, LLC Transactions. Since November 2000, we have leased space on a month-to-month basis for our San Francisco studio facility from JH Partners, LLC, a San Francisco-based private equity firm. John Hansen, Chairman of the Board of Directors, is President of JH Partners, LLC. We paid $176,000 in aggregate rental payments under this lease during fiscal year 2006.

Mr. Brunner, our Chief Executive Officer and President and a member of our Board of Directors, provided consulting services to JH Partners, LLC between March 2006 and May 2006.

Mr. Lee, a member of our Board of Directors, serves as a senior operating partner for JH Partners, LLC. As a senior operating partner, Mr. Lee participates in deal origination, the due diligence process and as a director of some of JH Partners portfolio companies.

We believe that we have executed all of the transactions set forth above on terms no less favorable to us than terms we could have obtained from unaffiliated third parties.

Peter Lynch. During fiscal year 2006, we paid $20,000 to DJM Asset Management for consulting services Mr. Lynch performed in July through September 2006.

Item 14. Principal Accountant Fees and Services

Independent Auditor Fee Information

The fees billed by our independent auditors, Grant Thornton LLP, for fiscal years 2006 and 2005 for professional services are as follows:

Audit Fees

Fees for audit services totaled approximately $2,302,000 in fiscal year 2006 and $1,369,000 in fiscal year 2005 and include fees for the audit of our annual financial statements for fiscal years 2006 and 2005, the review of our interim period financial statements for fiscal years 2006 and 2005 included in our Form 10-Qs and our annual reports on Form 10-K, review of our Form 10-Qs and related services that are normally provided in connection with regulatory filings or engagements.

Audit-Related Fees

No fees for audit-related services were incurred in fiscal year 2006 and $20,000 in fiscal year 2005 for services related to the audit of our 401(k) plan.

Tax Fees

Fees for tax compliance, tax advice and tax planning services totaled approximately $256,000 in fiscal year 2006 and $115,000 in fiscal year 2005.

All Other Fees

We did not engage Grant Thornton LLP to perform services other than those described above in 2006 and 2005.

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

Supplementary Data

Unaudited Quarterly Financial Data

Exhibits

Exhibits. The following exhibits are filed as a part of this report or are incorporated by reference to exhibits previously filed.

Exhibit Number	Exhibit Title
3.01(1)	Amended and Restated Certificate of Incorporation

3.02(2)	Amended and Restated Bylaws

3.03(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of Design Within Reach, Inc.

4.01(3)	Form of Common Stock Certificate

4.02(1)	Investors’ Rights Agreement, dated May 12, 2000, by and among Design Within Reach, Inc. and the investors named therein

4.03(1)	Amendment to Investors’ Rights Agreement, dated May 8, 2003, by and among Design Within Reach, Inc. and the investors named therein

4.04(3)	Rights Agreement, dated as of May 23, 2006, among Design Within Reach, Inc. and American Stock Transfer and Trust Company, N.A., as Rights Agent, including the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Design Within Reach, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

Exhibit Number	Exhibit Title
10.01(1)	Form of Indemnification Agreement entered into by Design Within Reach, Inc. and its directors and executive officers

10.02(9)	Credit Agreement, dated as of December 23, 2005, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.03(1)	Sublease Agreement, dated October 23, 2003, by and between National Broadcasting Company, Inc. and Design

10.04(1)	Lease Agreement, dated October 2, 2003, by and between Dugan Financing LLC and Design Within Reach, Inc.

10.05(1)	Design Within Reach, Inc. 1999 Stock Plan, amended as of October 29, 2003

10.06(4)	Design Within Reach, Inc. 2004 Equity Incentive Award Plan

10.07(1)	Design Within Reach, Inc. Employee Stock Purchase Plan

10.08(1)	Private Label Credit Card Program Agreement, dated as of November 13, 2003, between World Financial Network National Bank and Design Within Reach, Inc.

10.09(4)	Letter Agreement, dated February 9, 2004, by and between Design Within Reach, Inc. and JH Partners, LLC, formerly known as Jesse.Hansen&Co.

10.10(5)	Third Amendment to Credit Agreement, dated as of June 3, 2004, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.11(6)	Form of Option Agreement under Design Within Reach, Inc. 2004 Equity Incentive Award Plan

10.12(7)	Offer of Employment Letter dated June 15, 2006 between Design Within Reach, Inc. and Ray Brunner

10.13(8)	Agreement effective as of June 30, 2006 between Design Within Reach, Inc. and Robert Forbes, Jr.

10.14(10)	Amended and Restated Credit Agreement between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006

10.15(10)	Revolving Credit Loan Note between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006

10.16(10)	Security Agreement for Equipment and Fixtures between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006

10.17(10)	Continuing Security Agreement between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006

10.18(11)	Loan Guaranty and Security Agreement among Design Within Reach, Inc., the Lenders thereto and Wells Fargo Retail, Finance, LLC, as Administrative Agent, dated as of February 2, 2007.

10.19	Offer of Employment Letter dated August 27, 2006 between Design Within Reach, Inc. and John D. Hellmann.

10.20	Amended and Restated Offer of Employment Letter dated March 16, 2007 between Design Within Reach, Inc. and Ray Brunner

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.02	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.
(2)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.
(3)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on May 25, 2006.
(4)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 333-113903) filed on May 17, 2004, as amended.
(5)	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (No. 333-113903) filed on June 10, 2004, as amended.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 filed on February 17, 2005.
(7)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on June 19, 2006.
(8)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on July 6, 2006.
(9)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on April 17, 2006.
(10)	Incorporated by reference to Design Within Reach’s Quarterly Report on Form 10-Q for the period ended July 1, 2006 filed on January 17, 2007.
(11)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on February 8, 2007.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Design Within Reach, Inc.

We have audited the accompanying balance sheets of Design Within Reach, Inc. as of December 30, 2006 and December 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Design Within Reach, Inc. as of December 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Design Within Reach, Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 7, 2007 expressed an unqualified opinion on management’s assessment, and an adverse opinion on the effective operation, of internal control over financial reporting.

As discussed in Note 1 to the financial statements, the Company adopted Statement No. 123R, “Share Based Payment”, on a modified prospective basis as of January 1, 2006.

San Francisco, California

May 7, 2007

Design Within Reach, Inc.

Balance Sheets

(amounts in thousands, except per share data)

	December 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$6,795	$3,428
Investments	—	9,652
Inventory	33,849	31,239
Accounts receivable (less allowance for doubtful accounts of $384 and $253, respectively)	2,514	1,568
Prepaid catalog costs	1,046	1,237
Deferred income taxes	2,078	1,953
Other current assets	2,434	4,125

Total current assets	48,716	53,202

Property and equipment, net	24,507	25,474
Deferred income taxes, net	8,083	6,854
Other non-current assets	888	676

Total assets	$82,194	$86,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,116	$18,056
Accrued expenses	4,260	3,875
Accrued compensation	2,445	1,539
Deferred revenue	1,583	1,690
Customer deposits and other liabilities	2,342	2,898
Notes payable discounted, current portion	519	—
Capital lease obligation, current portion	—	114

Total current liabilities	28,265	28,172

Deferred rent and lease incentives	5,580	4,470
Notes payable discounted, net of current portion	586	—
Capital lease obligation, net of current portion	—	22

Total liabilities	34,431	32,664

Commitments and Contingencies (Note 8)
Stockholders’ equity
Preferred stock—$0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.001 par value; authorized 30,000 shares; issued and outstanding, 14,418 and 14,042 shares	14	14
Additional paid-in capital	56,849	55,756
Deferred compensation	—	(628)
Accumulated other comprehensive loss	—	(789)
Accumulated deficit	(9,100)	(811)

Total stockholders’ equity	47,763	53,542

Total liabilities and stockholders’ equity	$82,194	$86,206

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Statements of Operations

(amounts in thousands, except per share data)

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Net sales	$178,142	$158,236	$120,598
Cost of sales	103,681	90,400	65,077

Gross margin	74,461	67,836	55,521
Selling, general and administrative expenses	87,555	71,422	49,507
Facilities relocation costs	—	—	198

Earnings (loss) from operations	(13,094)	(3,586)	5,816

Other income and (expenses):
Interest income	307	391	178
Interest expense	(252)	(39)	(97)
Other income	157	216	161

Total other income	212	568	242

Earnings (loss) before income taxes	(12,882)	(3,018)	6,058
Income tax expense (benefit)	(4,593)	(949)	2,314

Net earnings (loss)	$(8,289)	$(2,069)	$3,744

Net earnings (loss) per share:
Basic	$(0.58)	$(0.15)	$0.46
Diluted	$(0.58)	$(0.15)	$0.29
Weighted average shares used in calculation of net earnings (loss) per share:
Basic	14,342	13,729	8,177
Diluted	14,342	13,729	13,128

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Statements of Stockholders’ Equity and Comprehensive Income

(amounts in thousands)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 27, 2003	2,040	$2,040	3,359	$10,044	3,322	$240	$—	$—	$—	$(2,486)	$9,838
Issuance of common stock pursuant to 1999 employee stock option plan pre reincorporation	—	—	—	—	106	67	—	—	—	—	67
Issuance of common stock, net of offering expenses	—	—	—	—	3,000	3	31,827	—	—	—	31,830
Issuance of preferred and common stock upon warrant exercise	—	—	238	394	700	1	1,050	—	—	—	1,445
Conversion of preferred stock to common stock	(2,040)	(2,040)	(3,597)	(10,438)	5,637	6	12,472	—	—	—	—
Deferred compensation on issuance of stock options	—	—	—	—	—	—	2,125	(2,125)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	551	—	—	551
Reclassification upon reincorporation	—	—	—	—	—	(304)	304	—	—	—	—
Issuance of common stock pursuant to 1999 employee stock option plan post reincorporation	—	—	—	—	104	—	45	—	—	—	45
Comprehensive income
Net earnings	—	—	—	—	—	—	—	—	—	3,744	3,744
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	493	—	493
Unrealized (loss) available-for-sale securities	—	—	—	—	—	—	—	—	(11)	—	(11)

Comprehensive income											4,226

Balance—January 1, 2005	—	—	—	—	12,869	13	47,823	(1,574)	482	1,258	48,002
Issuance of common stock from exercise of stock options	—	—	—	—	1,017	1	879		—	—	880
Issuance of common stock from stock purchase plan	—	—	—	—	56	—	785		—	—	785
Amortization of deferred compensation	—	—	—	—		—		571	—	—	571
Compensation for forfeitures of stock	—	—	—	—		—	(375)	375	—	—	—
Tax benefit from disqualifying dispositions	—	—	—	—		—	5,558		—	—	5,558
Issuance of common stock, net of offering expenses	—	—	—	—	100	—	898		—	—	898
Accelerated vesting of stock options	—	—	—	—	—	—	188		—	—	188
Comprehensive (loss)
Net (loss)	—	—	—	—	—	—	—	—	—	(2,069)	(2,069)
Unrealized (loss) on derivatives	—	—	—	—	—	—	—	—	(1,288)	—	(1,288)
Unrealized gain available-for-sale securities	—	—	—	—	—	—	—	—	17	—	17

Comprehensive (loss)											(3,340)

Balance—December 31, 2005	—	—	—	—	14,042	14	55,756	(628)	(789)	(811)	53,542
Stock based compensation	—	—	—	—	—	—	1,926	—	—	—	1,926
Issuance of common stock from exercise of stock options	—	—	—	—	363	—	341	—	—	—	341
Issuance of common stock from stock purchase plan	—	—	—	—	8	—	44	—	—	—	44
Accounting change from stock based compensation	—	—	—	—	—	—	(628)	628	—	—	—
Tax benefit from employee equity incentive plans	—	—	—	—	—	—	(590)	—	—	—	(590)
Comprehensive (loss)
Net (loss)	—	—	—	—	—	—	—	—	—	(8,289)	(8,289)
Unrealized gain on derivatives	—	—	—	—	—	—	—	—	789	—	789

Comprehensive (loss)											(7,500)

Balance—December 30, 2006	—	$—	—	$—	14,413	$14	$56,849	$—	$—	$(9,100)	$47,763

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Statements of Cash Flows

(amounts in thousands)

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Cash flows from operating activities:
Net earnings (loss)	$(8,289)	$(2,069)	$3,744
Adjustments to reconcile net income ( loss) to net cash used in operating activities :
Depreciation and amortization	8,919	6,623	3,340
Stock-based compensation	1,926	759	551
Amortization of bond premium	2	—	—
Ineffectiveness loss on derivatives	—	236	—
Loss on the sale/disposal of long-lived assets	180	—	—
Deferred income taxes	(2,453)	(1,947)	(902)
Changes in assets and liabilities:
Accounts receivable, net	(946)	86	(724)
Inventory	(2,610)	(10,920)	(7,760)
Prepaid catalog costs	191	625	(1,248)
Other assets	1,516	(1,833)	(1,376)
Accounts payable	(376)	4,744	5,413
Accrued expenses	704	(521)	4,012
Deferred revenue	(107)	(324)	1,327
Customer deposits and other liabilities	742	264	482
Deferred rent and lease incentives	1,110	2,595	1,287

Net cash provided by (used in) operating activities	509	(1,682)	8,146

Cash flows from investing activities:
Purchase of property & equipment	(8,128)	(14,315)	(12,894)
Proceeds from sales of property and equipment, net	19	—	—
Purchases of investments	(15,275)	(16,497)	(35,553)
Sales of investments	24,925	32,400	10,000

Net cash provided by (used in) investing activities	1,541	1,588	(38,447)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	385	2,563	31,942
Proceeds from warrant exercises	—	—	1,445
Borrowing (repayment) on bank credit facility	—	—	(1,957)
Borrowing from other financing facility	1,068	—	—
Repayments of long term obligations	(136)	(116)	(98)

Net cash provided by financing activities	1,317	2,447	31,332

Net increase in cash and cash equivalents	3,367	2,353	1,031
Cash and cash equivalents at beginning of period	3,428	1,075	44

Cash and cash equivalents at end of the period	$6,795	$3,428	$1,075

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes paid (refunded)	$(1,985)	$1,767	$1,761
Interest	$250	$39	$51
Non cash investing and financing activities:
Change in fair value of derivatives	$—	$(1,788)	$802

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Notes to Financial Statements

Note 1—Summary of Significant Accounting Policies

Design Within Reach, Inc. (the “Company”) was incorporated in California in November 1998. The Company is an integrated multi-channel provider of distinctive modern design furnishings and accessories. The Company markets and sells its products to both residential and commercial customers through three integrated sales channels consisting of studios, website and phone. The Company sells its products directly to customers throughout the United States.

The Company operates on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. The Company’s 2006, 2005 and 2004 fiscal years ended on December 30, 2006, on December 31, 2005 and January 1, 2005, respectively. Fiscal year 2006 and 2005 consisted of 52 weeks and fiscal year 2004 consisted of 53 weeks.

Segment Reporting

The Company’s business is conducted in a single operating segment. The Company’s chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company’s entire operations for purposes of making operating decisions and assessing performance.

Reclassifications

Certain items have been reclassified to conform to the fiscal year 2006 presentation. These reclassifications did not have an impact on the Company’s results of operations. The Company reclassified outstanding checks in excess of cash balances at December 31, 2005 from bank credit facility to accounts payable.

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

Long-term investments include debt instruments with maturities of greater than one year. Debt securities are classified as available for sale and are recorded at fair market value using the specific identification method.

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

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

The following is a summary of activities in the allowances for doubtful accounts for the periods indicated.

Fiscal Years Ended	Beginning Balance	Additions Charged/ Credited to Operations	Write-offs	Ending Balance
		(in thousands)
December 30, 2006	$253	$131	—	$384
December 31, 2005	$96	$216	$(59)	$253
January 1, 2005	$36	$60	—	$96

Inventory

Inventory consists primarily of finished goods purchased from third-party manufacturers. Inventory on hand is carried at a computed average cost which approximates a first-in first-out method and is carried at the lower of cost or market. As of December 30, 2006 and December 31, 2005, the Company had inventory of $33.8 million and $31.2 million, respectively, net of write-downs of $2.3 million and $2.2 million, respectively.

Total inventory includes inventory-in-transit that consists primarily of finished goods purchased from third-party manufacturers and represents those goods that are in-transit from certain vendors, when terms are FOB shipping, to the Company. Inventory-in-transit also includes those goods that are in-transit from the Company to its customers. Inventory-in-transit is carried at actual cost.

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

The Company’s operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates. To mitigate its foreign currency exchange rate risk, the Company purchased foreign currency option contracts for purchases of merchandise based on forecasted demand at certain prices. The objective of the Company’s foreign exchange risk management program was to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on derivatives used to hedge them. The Company has comprehensive hedge documentation that defines the hedging objectives, practices, procedures, and accounting treatment. The Company’s hedging program and derivative positions and strategy are reviewed on a regular basis by its management. The Company accounts for these contracts on a monthly basis by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged is sold in each reporting period.

Derivative positions are used only to manage identified exposures. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time they are designated as well as throughout the

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

hedge period. Derivatives that the Company had held qualified as cash flow hedges subject to hedge accounting rules under SFAS No. 133. With respect to any derivative that is deemed ineffective, the ineffective portion is reported through earnings. Management evaluates the ineffectiveness of outstanding contracts when it is probable that the original forecasted transaction will change. The effective portion of changes in the fair value of cash flow hedges is recorded in other comprehensive income (loss) and is recognized in cost of sales when the underlying inventory is sold. The Company recorded approximately $69,000 and $236,000 for ineffectiveness during fiscal year 2006 and 2005, respectively. There was no amount recorded for ineffectiveness in fiscal year 2004.

Derivatives used to manage financial exposures for foreign exchange risks generally mature within one year or less. Cash flow hedges are discontinued when it is probable that the original forecasted transaction will not occur. The Company did not have any foreign currency option contracts outstanding at December 30, 2006.

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

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

such as future studio profitability, real estate demand and economic conditions that can be difficult to predict. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, a loss is recognized equal to the difference between the carrying value and the fair value of the assets.

In May 2005, the Company converted then existing information technology systems to a new, custom-built system supporting product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. These information technology systems also are used to generate information for financial reporting. On October 1, 2005, the Company shortened the estimated useful lives for certain computer systems having a net book value of approximately $3.2 million from three years to 18 months as a result of its plans to replace them in fiscal year 2007. The impact of this change resulted in additional depreciation expense in fiscal year 2006 and 2005 of approximately $1.0 million and $300,000. The impact of this change is anticipated to be an expense of approximately $140,000 in fiscal year 2007. These amounts will reduce net income or increase net losses.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods. These amounts will reduce net income or increase net losses.

Revenue Recognition

The Company recognizes revenue on the date on which it estimates that the product has been received by the customer. The Company records as deferred revenue any sales made in the last week of the reporting period for which it estimates delivery in the following period. The Company uses third-party freight carrier information to estimate standard delivery times to various locations throughout the United States. Sales are recorded net of expected returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. The Company’s management must make estimates of potential future product returns related to current period revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount less any reserve for estimated scrap. Reserve for estimated product returns were approximately $565,000 and $323,000 as of December 30, 2006 and December 31, 2005, respectively.

The following is a summary of activities in the reserve for estimated product returns accounts for the periods indicated:

Fiscal Years Ended	Beginning Balance	Additions Charged to Operations	Deductions Write offs	Ending Balance
		(in thousands)
December 30, 2006	$323	$242	$—	$565
December 31, 2005	$558	$—	$(235)	$323
January 1, 2005	$442	$116	$—	$558

The Company recognizes shipping and handling fees charged to customers in net sales at the time products are estimated to have been received by customers.

Shipping and Handling Costs. Shipping costs, which include inbound and outbound freight costs, are included in cost of sales. The Company records costs of shipping products to customers in cost of sales at the

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

time products are estimated to have been received by customers. Handling costs, which include fulfillment center expenses, call center expenses, and credit card fees, are included in selling, general and administrative expenses. Handling costs were approximately $9.8 million, $7.8 million, and $6.9 million for fiscal years 2006, 2005, and 2004, respectively.

Income Taxes

Income taxes are computed using the asset and liability method under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws currently in effect. The Company will need to generate future taxable income of approximately $7.4 million, and $16.7 million to realize federal and state net operating losses, respectively. The Company anticipates generating future taxable income by improving gross margin by utilizing reliable inventory costing information to better align sales prices with related products costs, improving the management and monitoring of inventory returns, and elimination of less profitable product lines. Additionally, the Company anticipates better aligning operating costs with sales levels and reducing the large volume of consulting costs incurred during fiscal 2005 and 2006 as a result of significant systems issues and employee turnover.” The Company records an estimated valuation allowance on its deferred income tax assets if it is more likely than not that these deferred income tax assets will not be realized. The Company has provided a valuation allowance to the extent that its deferred tax assets are deemed not realizable.

Advertising Costs

Direct response advertising costs consists of third-party costs, including paper, printing, postage, name acquisition and mailing costs, for all of the Company’s catalogs. Such costs are capitalized as prepaid costs and are amortized over their expected period of future benefit. Each catalog is generally fully amortized within two to four months of its initial mailing depending on circulation plans. At December 30, 2006 and December 31, 2005, the Company had prepaid catalog costs of approximately $1.0 million and $1.2 million, respectively. Other non-direct response advertising costs, which include amounts for merchandise donated to third parties for advertising purposes, are expensed as incurred. Prepaid catalog costs are evaluated for amounts that are realizable at each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. Advertising expenses, including amortized direct response catalog costs and non-direct response advertising, net of co-operative advertising, were approximately $10.6 million, $12.0 million and $10.8 million for fiscal years 2006, 2005 and 2004, respectively. The Company also donated merchandise to third parties for advertising purposes. These donations were approximately $92,000 and $222,000 in 2006 and 2005, respectively and none in 2004. The Company accounts for consideration received from its vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received by the Company were approximately $514,000, $673,000 and $489,000 in fiscal years 2006, 2005 and 2004, respectively.

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

Prior to adopting SFAS 123R, the Company recorded deferred stock-based compensation charges in the amount by which the exercise prices of certain options were less than the fair value of the Company’s common stock at the date of grant under the intrinsic value method of accounting as defined by the provisions of APB 25. In fiscal year 2004, the Company recorded approximately $2.1 million in deferred compensation related to the issuance of (1) options to purchase 120,000 common shares with an exercise price of $4.50 per share and an estimated fair market value of $10.00 per share granted in first quarter 2004 and (2) options to purchase 366,250 common shares with an exercise price of $7.00 per share and an estimated fair market value of $11.00 per share granted in first quarter 2004. In accordance with FAS 123R, remaining deferred compensation of $628,000 was reclassified to Additional Paid-In Capital upon the adoption at January 1, 2006. Stock-based compensation expense recognized was approximately $1.9 million, $1.0 million and $466,000 in the fiscal years 2006, 2005 and 2004, respectively. The Company recorded a tax benefit of approximately, $0.4 million for the fiscal year 2006. Stock based compensation net of taxes increased net loss by $0.10 per share. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and related EITF 96-18.

Under the modified prospective application method adopted by the Company, results for prior periods have not been restated to reflect the effects of adopting SFAS 123R. The effects of applying SFAS No. 123 on pro forma disclosures of net earnings (loss) and net earnings (loss) per share in fiscal 2005 and 2004 are not likely to be representative of the pro forma effects on net earnings (loss) and net earnings (loss) per share in future years. The following information is presented for comparative purposes and illustrates the pro forma effect on net earnings (loss) and earnings (loss) per share had the Company applied the fair value recognition provisions of SFAS 123 to the share-based payments in those periods (amounts in thousands, except for per share amounts):

	Fiscal Years
	2005	2004
Net earnings (loss), as reported	$(2,069)	$3,744
Add: Stock-based compensation expense included in reported net earnings (loss), net of taxes	611	339
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,325)	(686)

Pro forma net earnings (loss)	$(2,783)	$3,397

Basic net earnings (loss) per share, as reported	$(0.15)	$0.46
Basic net earnings (loss) per share, pro forma	$(0.20)	$0.42
Diluted net earnings (loss) per share, as reported	$(0.15)	$0.29
Diluted net earnings (loss) per share, pro forma	$(0.20)	$0.26

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

The fair value of option grants has been determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year
	2006	2005	2004
Risk-free interest rate	4.28%-5.03%	4.4%	4.0%
Expected volatility of common stock	57%-61%	66%	37%
Dividend yield	—	—	—
Expected life (years)	5.13-6.08	5	5

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

The Company estimates a forfeiture rate at the time of option grant as required by SFAS 123R and revises estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing the Company’s net earnings (loss) available to the Company’s common stockholders for the year by the number of weighted average common shares outstanding for the year. Diluted earnings per share includes the effects of dilutive instruments, such as stock options, employee stock plan, warrants and convertible preferred stock, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

In accordance with the SFAS No. 128, “Earnings Per Share,” the calculation of shares used in basic and diluted net earnings (loss) per share computation is presented below:

	Fiscal Years
	2006	2005	2004
	(in thousands)
Shares used to compute basic earnings (loss) per share	14,342	13,729	8,177
Add: Effect of dilutive securities
Preferred stock Series A	—	—	1,012
Preferred stock Series B	—	—	1,666
Effect of dilutive options and stock plan	—	—	1,797
Warrants	—	—	476

Shares used to compute diluted earnings (loss) per share	14,342	13,729	13,128

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

Due to a net loss in fiscal years 2006 and 2005, the Company excluded approximately 0.2 million and 1.0 million shares, respectively from the computation in dilutive potential common shares from outstanding stock options and stock plan because inclusion of such shares would be antidilutive. There was no exclusion in fiscal year 2004.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings (loss), mark-to-market derivatives and unrealized gains and losses on available-for-sale securities. The components of comprehensive income (loss) are presented in the Statements of Stockholders’ Equity.

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

Vendor Concentration

During the fiscal years 2006, 2005, and 2004, sales of products supplied by one vendor constituted approximately 16.8%, 11.2%, and 9.1% of net sales, respectively, while sales of products supplied by the Company’s top five vendors constituted approximately 33.8%, 29.1%, and 30.1% of net sales, respectively.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company completed its assessment of FIN 48 and determined that the adoption of FIN 48 will not have a material impact on its results of operations.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company believes that adoption of SFAS 155 will not have a material impact on its financial statements.

In September 2006, the FASB issued Statement 157, Fair Value Measurements (FAS 157). This statement clarifies the definition of fair value; the methods used to measure fair value, and require expanded financial statement disclosures about fair value measurements for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact on its financial statements.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how registrants should quantify financial-statement misstatements. Currently, the two methods most commonly used by preparers and auditors to quantify misstatements are the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses primarily on the balance sheet impact of misstatements). Under SAB 108, registrants will be required to consider both the rollover and iron curtain methods (i.e., a dual approach) when evaluating the materiality of financial statement errors. Registrants will need to revisit their prior materiality assessments and consider them using both the rollover and iron curtain methods. SAB 108 is effective for annual financial statements in the first fiscal year ending after November 15, 2006. The SAB provides transition accounting and disclosure guidance for situations in which a registrant concludes that a material error(s) existed in prior-period financial statements under the dual approach. Specifically, registrants will be permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. Adoption of SAB 108 did not have a material impact on the Company’s annual financial statements.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” EITF 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value added and some excise taxes. The Company presents such taxes on a net basis (excluded from net sales). The Company believes adoption of EITF 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, will not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

November 15, 2007. The Company is currently evaluating the effect that adoption of this statement will have on the Company’s financial position and results of operations.

Note 2—Balance Sheet Accounts

Investments

Investments in marketable debt securities are classified as available-for-sale. The Company had no investments as of December 30, 2006. Investments held by the Company as of December 31, 2005 are summarized below:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(in thousands)
Auction rate securities	$7,735	$17	—	$7,752
Municipal bonds	1,900	—	—	1,900

Total	$9,635	$17	$—	$9,652

There was no realized gain or loss on the sale of investments in fiscal years 2006, 2005, and 2004.

The contractual maturities of marketable debt securities, regardless of their balance sheet classification, were as follows:

	As of
	December 30, 2006	December 31, 2005
	(in thousands)
Due in 1 year or less	$—	$1,900
Due in 1–5 years	—	—
Due in 5–10 years	—	6,752
Due in 10 years or more	—	1,000

Total marketable debt securities	$—	$9,652

Inventory, net

The following table presents the Company’s inventory at the end of each fiscal year:

	Fiscal Year
	2006	2005
	(in thousands)
Inventory on-hand, net of write-downs	$27,841	$25,621

Inventory in-transit between third-party manufacturers and the Company	4,577	4,415
Inventory in-transit between the Company and its customers	1,431	1,203

Inventory-in-transit	6,008	5,618

Total	$33,849	$31,239

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

Property and equipment, net

Property and equipment consist of the following at the end of each fiscal year:

	Fiscal Year
	2006	2005
	(in thousands)
Computer equipment and software	$16,174	$14,391
Office furniture and equipment	5,142	4,255
Leasehold improvements	23,236	19,163

	44,552	37,809
Less: accumulated depreciation and amortization	(21,750)	(12,902)

	22,802	24,907
Construction-in-progress	1,705	567

Total	$24,507	$25,474

Construction-in-progress as of December 30, 2006 consisted primarily of computer equipment related to a new information technology system of approximately $1.2 million and leasehold improvements of approximately $500,000 related to studios under construction. Construction-in-progress as of December 31, 2005 consisted of leasehold improvements of $567,000 related to studios under construction. Total depreciation and amortization expense on the Company’s property and equipment was approximately $8.9 million, $6.6 million and $3.3 million in 2006, 2005, and 2004, respectively.

Note 3—Income Taxes

The provision for income taxes consists of the following for each of the fiscal years:

	Fiscal Years
	2006	2005	2004
	(in thousands)
Current
Federal	$(2,145)	$373	$2,349
State	5	(113)	565

Total current	(2,140)	260	2,914

Deferred
Federal	(1,239)	(1,170)	(630)
State	(1,214)	(39)	75

Total deferred	(2,453)	(1,209)	(555)
Change in valuation allowance	—	—	(45)

Net deferred	(2,453)	(1,209)	(600)

Net income tax expense (benefit)	$(4,593)	$(949)	$2,314

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Fiscal Years
	2006	2005	2004
Statutory federal rate	(34.0)%	(34.0)%	34.0%
State income taxes, net of federal income tax benefit	(6.1)	(3.3)	6.2
Change in valuation allowance	—	—	(0.7)
Stock options	2.1	7.3	—
Tax exempt interest	(0.6)	(3.7)	—
Enterprise zone credit and other	2.9	2.3	(1.3)

Effective tax rate	(35.7)%	(31.4)%	38.2%

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities, are as follows at the end of each fiscal year:

	Fiscal Year
	2006	2005
	(in thousands)
Deferred tax assets:
Current:
Accruals and reserves	$1,710	$1,311
Deferred gross margin	351	334
Stock options	769	305
Foreign exchange hedging	—	509
Other	238	110

Total current deferred tax assets	3,068	2,569

Non-Current:
Net operating losses	3,642	6,605
Credit carry forward	616	417
Deferred rent and lease incentives	1,175	760
Property and equipment basis differences	2,960	—
Other	107	—
Valuation allowance	(417)	(417)

Total non-current deferred tax assets	8,083	7,365

Deferred tax liabilities:
Current:
State taxes	990	616
Non-Current:
Property and equipment basis differences	—	511

Total deferred tax liabilities	990	1,127

Net deferred tax assets	$10,161	$8,807

The Company has net operating loss carryforwards of approximately $7.4 million and $16.4 million at December 30, 2006 for Federal and state income taxes, respectively. These net operating loss carryforwards will

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

expire between 2016 and 2027. The Company also has Federal alternative minimum tax credits of approximately $199,000 which may be carried forward indefinitely. In addition, the Company has California Enterprise Zone credits of $317,000 that may be used for an indefinite period of time. A valuation allowance must be provided when it is more likely than not that a deferred tax asset will not be realized. Accordingly, these California Enterprise Zone credits have been reduced by $317,000 for amounts not expected to be fully utilized.

As a result of SFAS 123R, beginning in 2006, the excess tax benefits associated with the exercise of stock options are recorded directly to stockholders’ equity when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits occurring in 2006 and after.

Note 4—Bank Credit Facility and Notes Payable

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

The Company was not in compliance with the financial covenants in the Amended Credit Agreement including limits on capital expenditures of $8.0 million in any fiscal year, and covenants tied to net income.

As of December 30, 2006 the Company had no borrowings outstanding under the credit facility and $1.3 million of stand-by letters of credit outstanding under the credit facility.

On February 2, 2007, the Company entered into a Loan, Guaranty and Security Agreement with Wells Fargo Retail Finance, LLC (the “Loan Agreement”) which replaced the previous loan with Wells Fargo HSBC Trade Bank, N.A. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20.0 million which may be increased to $25.0 million at the Company’s option, provided the Company is not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5.0 million. The amount the Company may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of the Company’s personal property, including equipment, fixtures, general intangibles, intellectual property and inventory. The Loan Agreement contains various restrictive covenants, including minimum availability, which is the amount the Company may borrow under the Loan Agreement, less the certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures the Company may incur in any fiscal year.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability. In the event of default, the Company’s interest rates are increased by approximately two percentage points. On February 2, 2007 the Company had outstanding approximately $1.3 million in letters

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

of credit under its previous line of credit with Wells Fargo HSBC. These letters of credit were transferred to the Company’s new facility and no others borrowings were outstanding with Wells Fargo HSBC on February 2, 2007.

In June 2006 the Company financed a portion of its new ERP project with a three year promissory note in the amount of approximately $1.0 million with an interest rate of approximately 2.0%. In accordance with Accounting Principals Board Opinion No. 21 “Interest on Receivables and Payables” (APB 21) the Company discounted this note to its fair value. The discounted portion of approximately $58,000 will be amortized as interest expense over the life of the note using the effective interest method. As of December 30, 2006, the Company’s outstanding borrowings under this and other notes were $1.1 million with interest rates ranging from 2% to 6.75%. These notes mature in 2009. Future maturities of notes payable are as follows: 2007—$0.5 million, 2008—$0.4 million and 2009—$0.2 million.

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

Note 6—Preferred Stock and Warrants

After the consummation of the initial public offering in July 2004, each share of Series A preferred stock and Series B preferred stock outstanding was converted into common stock on a one-for-one exchange ratio of common for preferred.

In October 1998, the Company issued warrants to purchase 700,000 shares of the Company’s common stock exercisable at $1.50 per share in relation to an advising agreement with a major stockholder. These warrants were exercised in full on June 29, 2004 in cash, resulting in the issuance of 700,000 shares of the Company’s common stock.

In December 1999, the Company issued warrants to purchase an aggregate of 261,000 shares of the Company’s Series B Preferred Stock exercisable at $2.55 per share in relation to bridge loans made in December 1999. The fair value of these warrants at the time of issuance was $295,000 and was recognized as interest expense in fiscal year 2000. A portion of these warrants were exercised on June 29, 2004 in part in cash, resulting in the issuance of 154,000 shares of the Company’s Series B Preferred Stock, and in part on a net exercise basis resulting in the issuance of 19,000 shares of the Company’s Series B Preferred Stock. The remaining warrants were automatically exercised pursuant to their cashless exercise provisions immediately prior to the closing of the Company’s initial public offering of common stock, resulting in the issuance of 66,000 shares of the Company’s Series B Preferred Stock.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

Note 7—Employee Benefit Plans

Employee Retirement Savings Plan

The Company has a 401(k) retirement savings plan. Employees may contribute up to 15% of their earnings to the plan. Company contributions to the plan are discretionary. The Company did not contribute to the plan in fiscal years 2006, 2005 or 2004.

Employee Stock Purchase Plan

During July of 2004, the Company filed a registration statement on Form S-8 with the SEC to register shares related to the Design Within Reach, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP allows employees to purchase Company common stock at a 15% discount to market price through payroll deductions. The ESPP operates through a series of concurrent twelve-month offering periods. Except for the first offering period, these offering periods generally start on the first trading day on or after May 1st and November 1st of each year and end, respectively, on the last trading day of the next October and April. The Company initially registered 300,000 shares of Common Stock for purchase under the ESPP and approximately 235,000 shares are available as of December 30, 2006. The reserve will automatically increase on each December 31 during the term of the plan by an amount equal to the lesser of (1) 100,000 shares or (2) a lesser amount determined by the board of directors. In fiscal year 2006, the Company recorded approximately $45,000 of compensatory expense in connection with the issuance of shares pursuant to the ESPP. In October 2006, the Company suspended sales under the ESPP pending the Company becoming current on its SEC periodic reports.

Equity Incentive Plan

The Design Within Reach, Inc. 1999 Stock Plan (the “1999 Plan”) allows for the issuance of incentive stock options and nonstatutory stock options to purchase shares of the Company’s common stock. The Company has reserved a total of 3,100,000 shares for issuance under the 1999 Plan.

The Design Within Reach, Inc. 2004 Equity Incentive Award Plan (the “2004 Plan” and together with the 1999 Plan, the “Plans”) allows for the issuance of incentive stock options and nonstatutory stock options to purchase shares of the Company’s common stock. The 2004 Plan was registered with the SEC and became effective during July 2004. In June 2006 the shareholders approved an amendment to the 2004 Plan which provided for an increase in the number of shares of the Company’s common stock reserved for issuance under the 2004 plan to 2,100,000 shares.

A total of approximately 1.4 million shares are available for grant under both Plans at December 30, 2006. Total shares authorized but unissued under both Plans at December 30, 2006 were approximately 3.0 million. Shares subject to cancelled options are returned to their respective Plan and are available to be reissued. Under the Plans, incentive stock options may be granted only to employees, and nonstatutory stock options may be granted to employees, outside directors and consultants. Options granted under the Plans are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value for incentive stock options and not less than 85% of fair market value for nonstatutory options. Stock options granted to stockholders who own greater than 10% of the outstanding stock must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the Plans generally vest within three to four years. The Plans allow certain options to be exercised prior to the time such options are vested. All unvested shares are subject to repurchase at the exercise price paid for such shares, at the option of the Company. There have not been any early exercises.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

Summary of Stock Option Plans

A summary of the Company’s stock option activity for both plans during fiscal 2006, 2005 and 2004 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term	Aggregate Intrinsic value
	(in thousands)			(in thousands)
Balance, December 27, 2003	1,902	$0.67
Options granted	783	9.94
Options exercised	(210)	0.52
Options canceled	(97)	1.52

Balance, January 1, 2005	2,378	3.70
Options granted	749	12.86
Options exercised	(1,017)	0.87
Options canceled	(393)	9.77

Balance, December 31, 2005	1,717	7.98
Options granted	1,197	6.72
Options exercised	(363)	0.94
Options canceled	(1,019)	10.47

Balance, December 30, 2006	1,532	$7.01	8.35	$750

Vested and expected to vest at December 30, 2006	1,213	$6.90	8.11	$744
Exercisable, December 30, 2006	580	$6.18	7.12	$730

The weighted average fair value per share of options granted during fiscal years 2006, 2005 and 2004 was $3.26 $12.86 and 12.65, respectively. The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004, was $2.1 million, $14.4 million and $2.2 million, respectively.

As of December 30, 2006 there was $3.9 million of total unrecognized compensation cost, before income taxes, related to nonvested stock options, that is expected to be recognized over a weighted-average period of 2.2 years.

At December 30, 2006 the aggregate intrinsic value was $750,000 for options outstanding, based on the closing stock price on the proceeding day.

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of December 30, 2006:

Options Outstanding			Options Exercisable
Range of exercise prices	Number of Shares	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 30, 2006	Weighted Average Exercise Price
(in thousands)			(in thousands)
$0.25 – $2.75	174	4.67	$0.85	170	$0.81
4.50	90	7.01	4.50	66	4.50
$5.41	300	9.39	5.41	87	5.41
5.59 – 5.85	179	9.06	5.63	24	5.63
5.92 – 6.03	252	8.78	5.98	42	6.02
6.13 – 7.00	175	8.30	6.58	63	6.98
7.23 – 12.00	183	9.68	11.14	44	12.00
14.68 – 16.50	143	7.77	15.18	70	15.20
19.00	36	8.18	19.00	14	19.00

$0.25 – $19.00	1,532	8.31	$7.01	580	$6.18

Note 8—Commitments and Contingencies

We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, trademarks, intellectual property, financial agreements and various other agreements. Under these contracts we may provide certain routine indemnifications relating to representations and warranties (e.g., ownership of assets, environmental or tax indemnifications) or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined.

Generally, the maximum obligation under such indemnifications is not explicitly stated and as a result, the overall amount of these obligations cannot be reasonably estimated. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial condition or results of operations.

Operating Leases

The Company leases office space, studios and fulfillment center space under operating leases. Future minimum lease payments as of December 30, 2006 are as follows (in thousands):

Fiscal Year Ending	Operating Lease
2007	$13,368
2008	13,508
2009	12,094
2010	10,188
2011	9,278
Thereafter	31,768

$90,204

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

Rent expense, consisting of fixed minimum amounts and/or contingent rent based on a percentage of sales exceeding a stipulated amount, was $13.4 million, $10.2 million and $6.2 million for fiscal year 2006, 2005 and 2004, respectively.

The Company accounts for step rent provisions, escalation clauses, capital improvements funding and other lease concessions on a straight-line basis over the minimum term of the lease.

Purchase Obligations

As of December 30, 2006, we have inventory purchase obligations of $29.7 million.

Litigation

From time to time, the Company may be involved in legal proceedings and litigation incidental to the normal conduct of its business. The Company is not currently involved in any material legal proceedings or litigation.

Note 9—Related Party Transactions

On June 22, 2006, the Company entered into an agreement, effective June 30, 2006, with Robert Forbes, Jr., the Company’s Founder, which calls for Mr. Forbes to prepare a monthly Company newsletter. The Company will pay Mr. Forbes $100,000 to produce 12 such newsletters. In addition, Mr. Forbes agreed to continue to serve as a member of the board of directors of the Company for at least six months from June 30, 2006, and the Company agreed to pay Mr. Forbes $25,000 for his services as a member of the board of directors. Mr. Forbes resigned as a director on January 10, 2007.

The Company rents studio space from an affiliate of a significant stockholder of the Company and of the Chairman of the Company’s Board of Directors on a monthly basis. Rent expense related to this space for the fiscal year 2006 was approximately $176,000 and was $101,000 for each of the two fiscal years 2005 and 2004. The Company received consulting services from the same affiliate on a monthly basis. Consulting expense related to these services was $60,000 for fiscal year 2004. No such consulting expenses were charged to operations for fiscal years 2006 and 2005.

From 2002 through 2004, a former member of management served on the board of directors of an information systems vendor which supplied the Company with design, programming and development services for a computer system. During this time, the Company spent approximately $2.1 million with this vendor. The former member of management resigned from the board of directors of the vendor effective in April 2004. The Company continues to purchase goods from, and use the services of, the systems vendor until functional upgrades are no longer needed. Cumulative amounts paid to the vendor from the inception of services through December 30, 2006 were approximately $5.2 million.

The Company made sales to certain members of its Board of Directors. These sales totaled $44,000, $85,000 and $45,000 in fiscal years 2006, 2005 and 2004, respectively.

During fiscal year 2006 the Company paid $20,000 to DJM Asset Management for consulting services by Peter Lynch, a member of the Board of Directors performed in July to September 2006.

Note 10—Facility Relocation Costs

During fiscal year 2003, the Company incurred $729,000 in costs associated with the relocation of its fulfillment center operations from Union City, California to Hebron, Kentucky. These costs consisted of freight

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

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

	Transportation	Severance	Employee Relocation	Outside Services	Lease Cancellations	Other	Total
	(in thousands)
Balance at December 27, 2003	$30	$71	$—	$20	$110	$—	$231
Provisions/(adjustments)	146	(40)	32	52	—	8	198
Payments	(176)	(31)	(32)	(72)	(110)	(8)	(429)

Balance at December 30, 2006, December 31, 2005 and January 1, 2005	$—	$—	$—	$—	$—	$—	$—

Note 11—Stockholder Rights Plan

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

Design Within Reach, Inc.

Notes to Financial Statements—(Continued)

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

Supplementary Data—Quarterly Financial Data—Unaudited

The following tables present certain unaudited consolidated quarterly financial information for each of the four quarters ended December 30, 2006 and December 31, 2005. This quarterly information has been prepared on the same basis as the Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

	Quarterly Financial Data Three Months Ended
	December 30, 2006	September 30, 2006	July 1, 2006	April 1, 2006	December 31, 2005	October 1, 2005	July 2, 2005	April 2, 2005
	(in thousands, except per share data)
	(unaudited)
Net Sales	$50,265	$43,947	$48,960	$34,970	$41,403	$39,442	$41,926	$35,465

Gross margin	20,075	18,710	21,294	14,382	16,319	17,292	18,688	15,538

Net earnings (loss) (1)	(1,991)	(1,246)	(833)	(4,219)	(3,864)	(441)	1,350	884

Net earnings (loss) per share:
Basic	(0.14)	(0.09)	(0.06)	(0.30)	(0.28)	(0.03)	0.10	0.07
Diluted	(0.14)	(0.09)	(0.06)	(0.30)	(0.28)	(0.03)	0.09	0.06
Shares used in per share calculation:
Basic	14,415	14,379	14,334	14,230	14,033	13,931	13,828	13,131
Diluted	14,415	14,379	14,334	14,230	14,033	13,931	14,800	14,706

(1)	In the fourth quarter of 2005, the Company changed the estimated useful lives of certain long-lived assets. As a result, the lives were shortened from three years to 18 months. The impact of this change was approximately $1.0 million and $300,000 of additional depreciation expense in fiscal years 2006 and 2005, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGN WITHIN REACH, INC.

Dated: May 8, 2007

	By:	/s/ RAY BRUNNER
Ray Brunner
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/S/ RAY BRUNNER Ray Brunner	President, Chief Executive Officer and Director (Principal Executive Officer)	May 8, 2007

/S/ JOHN D. HELLMANN John D. Hellmann	Chief Financial Officer and Secretary (Duly authorized Officer and Principal Financial Officer)	May 8, 2007

/S/ HILARY BILLINGS Hilary Billings	Director	May 8, 2007

/S/ JOHN HANSEN John Hansen	Director	May 8, 2007

/S/ TERRY LEE Terry Lee	Director	May 8, 2007

/S/ PETER LYNCH Peter Lynch	Director	May 8, 2007

/S/ JAMES PETERS James Peters	Director	May 8, 2007

/S/ WILLIAM MCDONAGH William McDonagh	Director	May 8, 2007

/S/ LAWRENCE WILKINSON Lawrence Wilkinson	Director	May 8, 2007