Form 10-K/A
period 2006-12-30
DESIGN WITHIN REACH INC
filed 2007-05-09
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

Series A Junior Participating Preferred Stock Purchase Rights

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

The undersigned registrant hereby amends (i) Item 9A of Part II and (ii) Item 15 of Part IV of its Annual Report on Form 10-K for the fiscal year ended December 30, 2006, as set forth in the pages attached hereto. The registrant has amended Item 9A of Part II and Item 15 of Part IV to include conformed signatures of Grant Thornton LLP on its opinions included in such items. The registrant also is updating Item 15 of Part IV to reflect the filing herewith of a revised Exhibit 23.01 and new certifications on Exhibits 31.01, 31.02 and 32 of our chief executive officer and chief financial officer. Exhibit 23.01 also omitted a conformed signature of Grant Thornton LLP. Items included in the original Annual Report on Form 10-K that are not amended hereby remain in effect as of the date of the original filing of that report.

This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K on May 8, 2007, or modify or update the disclosure presented in the original Annual Report on Form 10-K, except to reflect the revisions as described above.

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

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Amendment No. 1 to our Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

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

/s/ GRANT THORNTON LLP

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

Supplementary Data

Unaudited Quarterly Financial Data

Exhibits

Exhibits. The following exhibits are filed as a part of this report or are incorporated by reference to exhibits previously filed.

Exhibit Number	Exhibit Title
3.01(1)	Amended and Restated Certificate of Incorporation

3.02(2)	Amended and Restated Bylaws

3.03(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of Design Within Reach, Inc.

4.01(3)	Form of Common Stock Certificate

4.02(1)	Investors’ Rights Agreement, dated May 12, 2000, by and among Design Within Reach, Inc. and the investors named therein

4.03(1)	Amendment to Investors’ Rights Agreement, dated May 8, 2003, by and among Design Within Reach, Inc. and the investors named therein

4.04(3)	Rights Agreement, dated as of May 23, 2006, among Design Within Reach, Inc. and American Stock Transfer and Trust Company, N.A., as Rights Agent, including the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Design Within Reach, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

Exhibit Number	Exhibit Title
10.01(1)	Form of Indemnification Agreement entered into by Design Within Reach, Inc. and its directors and executive officers

10.02(9)	Credit Agreement, dated as of December 23, 2005, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.03(1)	Sublease Agreement, dated October 23, 2003, by and between National Broadcasting Company, Inc. and Design

10.04(1)	Lease Agreement, dated October 2, 2003, by and between Dugan Financing LLC and Design Within Reach, Inc.

10.05(1)	Design Within Reach, Inc. 1999 Stock Plan, amended as of October 29, 2003

10.06(4)	Design Within Reach, Inc. 2004 Equity Incentive Award Plan

10.07(1)	Design Within Reach, Inc. Employee Stock Purchase Plan

10.08(1)	Private Label Credit Card Program Agreement, dated as of November 13, 2003, between World Financial Network National Bank and Design Within Reach, Inc.

10.09(4)	Letter Agreement, dated February 9, 2004, by and between Design Within Reach, Inc. and JH Partners, LLC, formerly known as Jesse.Hansen&Co.

10.10(5)	Third Amendment to Credit Agreement, dated as of June 3, 2004, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.11(6)	Form of Option Agreement under Design Within Reach, Inc. 2004 Equity Incentive Award Plan

10.12(7)	Offer of Employment Letter dated June 15, 2006 between Design Within Reach, Inc. and Ray Brunner

10.13(8)	Agreement effective as of June 30, 2006 between Design Within Reach, Inc. and Robert Forbes, Jr.

10.14(10)	Amended and Restated Credit Agreement between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006

10.15(10)	Revolving Credit Loan Note between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006

10.16(10)	Security Agreement for Equipment and Fixtures between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006

10.17(10)	Continuing Security Agreement between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006

10.18(11)	Loan Guaranty and Security Agreement among Design Within Reach, Inc., the Lenders thereto and Wells Fargo Retail, Finance, LLC, as Administrative Agent, dated as of February 2, 2007.

10.19(12)	Offer of Employment Letter dated August 27, 2006 between Design Within Reach, Inc. and John D. Hellmann.

10.20(12)	Amended and Restated Offer of Employment Letter dated March 16, 2007 between Design Within Reach, Inc. and Ray Brunner

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.02	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.
(2)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.
(3)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on May 25, 2006.
(4)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 333-113903) filed on May 17, 2004, as amended.
(5)	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (No. 333-113903) filed on June 10, 2004, as amended.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 filed on February 17, 2005.
(7)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on June 19, 2006.
(8)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on July 6, 2006.
(9)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on April 17, 2006.
(10)	Incorporated by reference to Design Within Reach’s Quarterly Report on Form 10-Q for the period ended July 1, 2006 filed on January 17, 2007.
(11)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on February 8, 2007.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(12)	Included with initial filing of this Annual Report on Form 10-K on May 8, 2007.

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

/s/ GRANT THORNTON LLP

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGN WITHIN REACH, INC.

Dated: May 8, 2007

	By:	/s/ RAY BRUNNER
Ray Brunner
President, Chief Executive Officer and Director (Principal Executive Officer)