Form 10-Q
period 2007-03-31
DESIGN WITHIN REACH INC
filed 2007-05-10
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 3, 2007 was 14,417,654.

DESIGN WITHIN REACH, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Design Within Reach, Inc.

Condensed Balance Sheets

(Unaudited)

(amounts in thousands, except per share data)

	March 31, 2007	December 30, 2006	April 1, 2006
ASSETS
Current assets
Cash and cash equivalents	$5,423	$6,795	$990
Investments	—	—	8,250
Inventory	40,796	33,849	38,492
Accounts receivable (less allowance for doubtful accounts of $289, $384 and $265, respectively)	2,635	2,514	2,138
Prepaid catalog costs	1,382	1,046	1,252
Deferred income taxes	2,078	2,078	2,607
Other current assets	2,587	2,434	4,517

Total current assets	54,901	48,716	58,246

Property and equipment, net	23,875	24,507	26,592
Deferred income taxes, net	8,083	8,083	8,250
Other non-current assets	974	888	885

Total assets	$87,833	$82,194	$93,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,079	$17,116	$23,121
Accrued expenses	5,821	4,260	7,126
Accrued compensation	1,696	2,445	1,234
Deferred revenue	4,246	1,583	3,354
Customer deposits and other liabilities	2,348	2,342	1,854
Bank credit facility	2,587	—	1,649
Notes payable discounted, current portion	341	519	—
Capital lease obligation, current portion	—	—	105

Total current liabilities	37,118	28,265	38,443

Deferred rent and lease incentives	5,762	5,580	5,131
Notes payable discounted, net of current portion	498	586	—

Total liabilities	43,378	34,431	43,574

Commitments and Contingencies (Note 5)
Stockholders’ equity
Preferred stock – $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 14,418, 14,418 and 14,328 shares	14	14	14
Additional paid-in capital	57,450	56,849	55,774
Accumulated other comprehensive loss	—	—	(359)
Accumulated deficit	(13,009)	(9,100)	(5,030)

Total stockholders’ equity	44,455	47,763	50,399

Total liabilities and stockholders’ equity	$87,833	$82,194	$93,973

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	Thirteen weeks ended
	March 31, 2007	April 1, 2006
Net sales	$43,848	$34,970

Cost of sales	25,503	20,588

Gross margin	18,345	14,382

Selling, general and administrative expenses	22,244	21,010

Loss from operations	(3,899)	(6,628)

Other income and (expenses):
Interest income	110	86
Interest expense	(38)	(49)
Other income	22	43

Total other income	94	80

Loss before income tax benefit	(3,805)	(6,548)

Income tax benefit	—	(2,329)

Net loss	$(3,805)	$(4,219)

Net loss per share:
Basic	$(0.26)	$(0.30)

Diluted	$(0.26)	$(0.30)
Weighted average shares used in calculation of net loss per share:
Basic	14,418	14,230

Diluted	14,418	14,230

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Thirteen weeks ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net loss	$(3,805)	$(4,219)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	2,000	2,200
Stock-based compensation	601	487
Ineffectiveness loss on derivatives	—	29
Loss on the sale/disposal of long-lived assets	1	4
Deferred income taxes	—	(2,329)
Changes in assets and liabilities:
Accounts receivable, net	(121)	(570)
Inventory	(6,947)	(6,707)
Prepaid catalog costs	(336)	(15)
Other assets	(246)	(598)
Accounts payable	2,916	5,065
Accrued expenses and compensation	731	1,992
Deferred revenue	2,663	1,664
Customer deposits and other liabilities	6	(909)
Deferred rent and lease incentives	182	661

Net cash used in operating activities	(2,355)	(3,245)

Cash flows from investing activities:
Purchase of property & equipment	(1,338)	(2,381)
Proceeds from sales of property and equipment	—	12
Purchases of investments	—	(8,225)
Sales of investments	—	9,625

Net cash used in investing activities	(1,338)	(969)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	—	158
Borrowings on bank credit facility	2,587	1,649
Repayments of long-term obligations	(266)	(31)

Net cash provided by financing activities	2,321	1,776

Net decrease in cash and cash equivalents	(1,372)	(2,438)
Cash and cash equivalents at beginning of period	6,795	3,428

Cash and cash equivalents at end of the period	$5,423	$990

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$4	$55
Interest	$15	$49

Non cash investing and financing activities:
Unrealized loss on investments	$—	$(2)

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

The Company operates on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. Our 2006 fiscal year ended on December 30, 2006 and our 2007 fiscal year will end on December 29, 2007. Fiscal year 2006 consisted of 52 weeks and fiscal year 2007 consists of 52 weeks.

Quarterly information (unaudited)

The accompanying unaudited condensed interim financial statements as of and for the thirteen weeks ended March 31, 2007 and April 1, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the thirteen weeks ended March 31, 2007 and April 1, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. These reclassifications did not have an impact on the Company’s results of operations.

Segment Reporting

The Company’s business is conducted in a single operating segment. The Company’s chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company’s entire operations for purposes of making operating decisions and assessing performance.

Inventory

Inventory consists primarily of finished goods purchased from third-party manufacturers. Inventory on hand is carried at a computed average cost which approximates a first-in first-out method and is carried at the lower of cost or market. As of March 31, 2007 and April 1, 2006, the Company had inventory of $40.8 million and $38.5 million, respectively, net of reserves of $2.7 million and $2.3 million, respectively.

Total inventory includes inventory-in-transit that consists primarily of finished goods purchased from third-party manufacturers and represents those goods that are in-transit from certain vendors, when terms are FOB shipping, to the Company. Inventory-in-transit also includes those goods that are in-transit from the Company to its customers. Inventory-in-transit is carried at actual cost.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Accounts Payable

As of April 1, 2006, accounts payable included approximately $5.8 million of outstanding checks in excess of the cash balances in the Company’s bank accounts with Wells Fargo Trade Bank, N.A. No amounts for outstanding checks were in excess of the cash balances at March 31, 2007.

Comprehensive Loss

Comprehensive loss for the thirteen weeks ended March 31, 2007 and April 1, 2006 was as follows:

	Thirteen weeks ended
	March 31, 2007	April 1, 2006
(in thousands)	(unaudited)
Net loss	$(3,805)	$(4,219)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	—	(2)
Change in activity related to derivatives	—	432

Comprehensive loss	$(3,805)	$(3,789)

Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss available to the Company’s common stockholders for the quarter by the number of weighted average common shares outstanding for the quarter. Diluted earnings per share includes the effects of dilutive instruments, such as stock options, employee stock plan, warrants and convertible preferred stock, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. For the thirteen weeks ended March 31, 2007 and April 1, 2006, approximately 144,000 and 328,000 shares, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.

Derivative and Hedging Activities

We record derivatives, particularly cash flow hedges for foreign currency, at fair value on our balance sheet, including embedded derivatives. We implemented a new hedging strategy in the first quarter of 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Since we did not meet the criteria for cash flow hedge accounting, we accounted for foreign currency option contracts on a monthly basis by recognizing the net cash settlement gain or loss in other income (loss) and adjusting the carrying amount of open contracts to market by recognizing any corresponding gain or loss in other income (loss). In 2006, we accounted for foreign currency option contracts on a monthly basis using cash flow hedge accounting by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged was sold in each reporting period. Our derivative positions were used only to manage identified exposures. Management evaluated our hedges for effectiveness at the time they were designated as well as throughout the hedge period. With respect to any derivative that was deemed ineffective, the ineffective portion was reported through earnings. Management evaluated the ineffectiveness of outstanding contracts when it was probable that the original forecasted transaction would change. We recorded approximately $29,000 for ineffectiveness in the thirteen weeks ended April 1, 2006.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The Company’s significant accounting estimates include estimates of market value used in calculating inventory reserves to reflect inventory carried at a lower of cost or market, estimates of fair value used in calculating the value of stock-based compensation, estimates of expected future cash flows and useful lives used in the review for impairment of long-lived assets, estimates of the Company’s ability to realize its deferred tax assets which are also used to establish whether valuation allowances are needed on those assets, estimates of freight costs used to calculate accrued liabilities and estimates of returns used to calculate sales return reserves. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

Recent Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on December 31, 2006. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 31, 2006, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of that date. In addition, there have been no material changes in unrecognized benefits since December 31, 2006. As a result, the adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations. The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2004. We have substantially concluded all material state and local tax matters for years through 2001. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our financial statements.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” EITF 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value added and some excise taxes. We present such taxes on a net basis (excluded from net sales). The adoption of EITF 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, did not have a material impact on our financial statements.

In September 2006, the FASB issued Statement 157, “Fair Value Measurements” (“FAS 157”). This statement clarifies the definition of fair value; the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact on our financial statements.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on our financial statements.

Note 2 – Income Taxes

No income tax benefit was recognized in the first quarter 2007 because it is uncertain whether the tax benefit of the year-to-date pre-tax loss will be realized during the current year.

Note 3 – Notes Payable and Bank Credit Facility

On February 2, 2007, the Company entered into a Loan, Guaranty and Security Agreement with Wells Fargo Retail Finance, LLC (the “Loan Agreement”) which replaced the previous loan with Wells Fargo HSBC Trade Bank, N.A. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20.0 million which may be increased to $25.0 million at the Company option, provided the Company is not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5.0 million. The amount the Company may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of the Company’s personal property, including equipment, fixtures, general intangibles, intellectual property and inventory. The Loan Agreement contains various restrictive covenants, including minimum availability, which is the amount the Company may borrow under the Loan Agreement, less the certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures the Company may incur in any fiscal year.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability. In the event of default, the Company’s interest rates are increased by approximately two percentage points. The interest rate on outstanding borrowings at March 31, 2007 was 8.25%. On February 2, 2007 the Company had outstanding approximately $1.3 million in letters of credit under its previous line of credit with Wells Fargo HSBC. These letters of credit were transferred to the Company’s new facility and no others borrowings were outstanding with Wells Fargo HSBC on February 2, 2007. As of March 31, 2007, the Company had outstanding borrowings of $2.6 million under our credit facility and $1.2 million outstanding in letters of credit. As of March 31, 2007 approximately $16.2 million was available for advances under the credit facility.

In June 2006 the Company financed a portion of its new ERP project with a three year promissory note in the amount of approximately $1.0 million with an interest rate of approximately 2.0%. In accordance with Accounting Principals Board No. 21 “Interest on Receivables and Payables” (“APB 21”) the Company discounted this note to its fair value. The discounted portion of approximately $58,000 is being amortized as interest expense over the life of the note using the effective interest method. As of March 31, 2007, the Company’s outstanding borrowings under this and other notes were approximately $0.8 million with interest rates ranging from 2% to 6.75%. Future maturities of notes payable are as follows: remainder of 2007—$0.2 million, 2008—$0.4 million and 2009—$0.2 million.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Note 4 – Related Party Transactions

On June 22, 2006, the Company entered into an agreement, effective June 30, 2006, with Robert Forbes, Jr., the Company’s founder, which calls for Mr. Forbes to prepare 12 monthly Company newsletters for $100,000. In addition, Mr. Forbes agreed to continue to serve as a member of the board of directors of the Company for at least six months from June 30, 2006, and the Company agreed to pay Mr. Forbes $25,000 for his services as a member of the board of directors. Mr. Forbes resigned as a director on January 10, 2007. During the thirteen weeks ended March 31, 2007, $25,000 was expensed for services provided by Mr. Forbes.

The Company rents studio space from an affiliate of the Chairman of the Company’s Board of Directors on a monthly basis. Rent expense related to this space for the thirteen weeks ended March 31, 2007 and April 1, 2006 were approximately $40,000 and $41,000, respectively.

Sales made to certain members of the Company’s Board of Directors were approximately $1,000 and $9,000 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively.

Note 5 – Commitments

Our obligations to purchase merchandise at March 31, 2007 were approximately $46.8 million. Capital commitments at March 31, 2007 consist of purchase commitments of approximately $1.0 million for an estimated $2.2 million studio remodeling program, a commitment to purchase fixtures for new studios of approximately $0.8 million (of which $0.4 million has been prepaid) and $0.1 million for new studio construction. The Company leases office space, studios and fulfillment center space under operating leases. Future minimum lease payments as of March 31, 2007 are as follows:

For the year ended:	(in thousands)
Remainder of 2007	$10,096
2008	13,508
2009	12,094
2010	10,188
2011	9,278
2012 and thereafter	31,768

$86,932

Caution on Forward-Looking Statements

Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2006.

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

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2006. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 30, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed with the Securities and Exchange Commission on May 8, 2007.

Overview

Design Within Reach is an integrated multi-channel provider of distinctive modern design furnishings and accessories offering products to both residential and commercial customers through three integrated sales channels consisting of our studios, website and phone. We offer a wide range of products in numerous categories, including chairs, tables, workspace and outdoor furniture, lighting, floor coverings, beds and related accessories, bathroom fixtures, fans and other home and office accessories. Our policy of having products “in stock and ready to ship” is a departure from the approach taken by many other modern design furnishings retailers, which we believe typically require customers to wait weeks or months to receive their products.

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

We have experienced significant growth in customers and sales since our founding in 1998. We began selling products via the phone and online in the second half of 1999, and we opened our first studio in November 2000. We base our decisions on where to open new studios by categorizing markets into “tiers” based on household population statistics and supporting sales data collected from our other sales channels. Although most of our studios have been open less than three full years, our experience indicates that studio openings significantly improve our overall market penetration rates in the markets in which they are located. In addition, we have seen our online sales increase in markets where we have studios compared to markets where we do not have studios. In recent years, we have continued to increase sales as our studio base grows; studios have increased in number from one at the end of 2001 to 64 studios and one outlet operating in 23 states and the District of Columbia as of March 31, 2007. During the first quarter of 2007, we opened one studio. We expect to open between two to three new studios in the remainder of 2007.

All of our sales channels utilize a single common inventory held at our Hebron, Kentucky fulfillment center. Because we don’t offer a “cash and carry” option in our studios, we are able to more fully utilize selling space and avoid the operational issues that often arise with stock balancing and store replenishment. We currently source our products primarily in the U.S. and Europe. During the first quarter of 2007, we purchased approximately 49% of our product inventories from manufacturers in Europe, and 36% of our product inventory purchases were paid for in Euros. We implemented a hedge strategy in the first quarter of 2007 to mitigate the impact of currency fluctuations that did not meet the criteria for cash flow hedge accounting. The Company plans to develop a hedge strategy and policies and procedures in 2007 that meet the criteria for cash flow hedge accounting. We plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, we will strive to source products in other parts of the world including Latin America and Asia where product costs are expected to be lower. However, we believe this will not begin to favorably impact our product margins until fiscal year 2008.

Basis of Presentation

Net sales consist of studio sales, phone sales, online sales, other sales and shipping and handling fees, net of returns by customers. Studio sales consist of sales of merchandise to customers at our studios, phone sales consist of sales of merchandise through the toll-free numbers associated with our printed catalogs, online sales consist of sales of merchandise from orders placed through our website, and other sales consist of warehouse sales and outlet sales. Warehouse sales consist of periodic clearance sales at various locations of product samples and products that customers have returned. Outlet sales consist of sales at our outlet of product samples and returned product from customers. Shipping and handling fees consist of amounts we charge customers for the delivery of merchandise. Cost of sales consists of the cost of the products we sell and inbound and outbound freight costs. Handling costs, including our fulfillment center expenses, are included in selling, general and administrative expenses.

Selling, general and administrative expenses consist of studio costs, including salaries and studio occupancy costs, costs associated with publishing our catalogs and maintaining our website, and corporate and fulfillment center costs, including salaries and occupancy costs, among others.

We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. Our 2006 fiscal year ended on December 30, 2006 and our 2007 fiscal year will end on December 29, 2007. Fiscal year 2006 consisted of 52 weeks and fiscal year 2007 consists of 52 weeks.

Results of Operations

Comparison of the thirteen weeks ended March 31, 2007 (First Quarter 2007) to the thirteen weeks ended April 1, 2006 (First Quarter 2006)

Net Sales. Net sales increased $8.8 million, or 25.1%, to $43.8 million in the first quarter 2007, from $35.0 million in the first quarter 2006. This increase was primarily driven by the 10%-off sales event we ran in March 2007. Incremental sales generated from eight studios opened from January 1, 2006 through March 31, 2007 amounted to $2.5 million. We had 64 studios and one outlet open at the end of the first quarter 2007 compared to 58 studios open at the end of the first quarter 2006. Online sales increased approximately $0.4 million, or 6.2%, and phone sales decreased $0.1 million, or 2.3%, in the first quarter 2007 compared to the first quarter 2006. Other sales increased approximately $1.3 million compared to the same period last year. This increase in other sales is primarily related to sales generated from our outlet which opened at the end of the second quarter of 2006. Shipping and handling fees received from customers for delivery of merchandise decreased $0.3 million, or 8.8%, to $3.1 million in the first quarter 2007 compared to $3.4 million in the first quarter 2006. This decrease is primarily attributed to us charging lower shipping and handling fees to our customers.

	Thirteen weeks ended
(in millions)	March 31, 2007	% of Net Sales	April 1, 2006	% of Net Sales	Change	% Change
Studio sales	$28.4	64.8%	$20.9	59.7%	$7.5	35.9%
Online sales	6.8	15.5%	6.4	18.3%	0.4	6.2%
Phone sales	4.2	9.6%	4.3	12.3%	(0.1)	(2.3)%
Other sales	1.3	3.0%	—	0.0%	1.3	—
Shipping and handling fees	3.1	7.1%	3.4	9.7%	(0.3)	(8.8)%

Net sales	$43.8	100.0%	$35.0	100.0%	$8.8	25.1%

Cost of Sales. Cost of sales increased by $4.9 million, or 23.9%, to $25.5 million in the first quarter 2007 from $20.6 million in the first quarter 2006. As a percentage of net sales, cost of sales decreased to 58.2% in the first quarter 2007 from 58.9% in first quarter 2006. Cost of sales as a percentage of net sales is relatively consistent between reporting periods. Our promotional events, including the 10%-off sales event we ran in March 2007, focused on non-classic higher margin items. Consequently, targeted rates of gross margins were maintained during these sales events.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased by $1.2 million, or 5.7%, to $22.2 million in the first quarter 2007 from $21.0 million in the first quarter 2006. As a percentage of net sales, SG&A expenses decreased to 50.7% in the first quarter 2007 from 60.0% in the first quarter 2006 attributable to the increased net sales. The increases in SG&A are primarily due to the following:

•

Salaries and benefits expense increased $0.9 million, or 10.8%, to $9.2 million in the first quarter 2007 from $8.3 million in the first quarter 2006. Salary and contract labor expenses increased $0.5 million, commission expense increased $0.2 million and stock-based compensation expense increased $0.1 million during the thirteen weeks ended March 31, 2007 compared to the same period last year. Of the increase in salary and benefits expense noted above, approximately $0.6 million is related to the eight new studios and one outlet opened from January 1, 2006 through March 31, 2007. Salary and benefits expense is expected to increase for benefit cost increases, commissions related to sales increases, if any, and headcount increases from new studios not operating in the prior comparable period. We may increase or decrease headcount depending on operating requirements and cost considerations that would affect salary and benefits expense.

•

Occupancy and related expense increased $0.2 million or 3.2% to $6.5 million in the first quarter 2007 compared to $6.3 million in first quarter 2006. This increase is primarily due to the increase in rent and related expense associated with the eight new studios and one outlet opened from January 1, 2006 through March 31, 2007. Occupancy and related expenses are expected to increase with the opening of new studios.

•

Catalog, advertising and promotions expenses decreased approximately $0.3 million or 14.3% to $1.8 million in the first quarter 2007 from $2.1 million in the first quarter 2006. This decrease is primarily due to the decrease in catalog expenses of $1.0 million partially offset by $0.7 million increase in media advertising. During the third quarter 2006, we reduced our catalog distribution and began selected media advertising that continued into the first quarter of 2007.

•

Other SG&A expenses increased $0.5 million or 21.7% to $2.8 million in the first quarter 2007 compared to $2.3 million in first quarter 2006. The increase is due in part to merchant fees which increased $0.2 million related to increased sales and an increase of web-site related costs of $0.1 million.

The following table details SG&A expenses:

	Thirteen weeks ended
(in millions)	March 31, 2007	% of Net Sales	April 1, 2006	% of Net Sales	Change	% Change
Salaries and benefits	$9.2	21.0%	$8.3	23.7%	$0.9	10.8%
Occupancy and related expense	6.5	14.8%	6.3	18.0%	0.2	3.2%
Catalog, advertising and promotion	1.8	4.1%	2.1	6.0%	(0.3)	(14.3)%
Other SG&A expenses	2.8	6.4%	2.3	6.6%	0.5	21.7%
Professional - legal, consulting, SOX	1.9	4.3%	2.0	5.7%	(0.1)	(5.0)%

Total SG&A	$22.2	50.7%	$21.0	60.0%	$1.2	5.7%

Interest Income increased $24,000 to $110,000 in the first quarter 2007 compared to $86,000 in the first quarter 2006, primarily due to higher yielding investments in the first quarter 2007 compared with the prior period. Invested capital during the first quarter of 2007 was slightly lower than the first quarter of 2006 as we liquidated our municipal bonds portfolio and invested our capital in bank money market and sweep investment accounts.

Income Taxes. No income tax benefit was recorded in the first quarter 2007 compared with an income tax benefit of approximately $2.3 million in the first quarter 2006. No income tax benefit was recognized in the first quarter 2007 because it is uncertain whether the tax benefit of the year-to-date pre-tax loss will be realized during the current year.

Liquidity and Capital Resources

As of March 31, 2007, cash and cash equivalents were approximately $5.4 million. Working capital was $17.8 million and $19.8 million as of March 31, 2007 and April 1, 2006, respectively.

Cash Flows. The following table summarizes our cash flow activity for the period:

	Thirteen weeks ended
	March 31, 2007	April 1, 2006
	(In thousands)
Operating activities	$(2,355)	$(3,245)
Investing activities	(1,338)	(969)
Financing activities	2,321	1,776

During the thirteen weeks ended March 31, 2007, net cash used by operating activities was $2.4 million compared to $3.2 million in the same period last year. The decrease in net cash used in operating activities during the thirteen weeks ended March 31, 2007 was primarily due to the increase in inventory of $6.9 million and the net loss incurred before depreciation and amortization of $1.8 million, partially offset by increases in accounts payable related to the aforementioned inventory purchases, accrued expenses and deferred revenue. The increase in inventory during the thirteen weeks ended March 31, 2007 was due in part to provide our customers access to more in-stock merchandise in order to generate future sales.

Cash used by investing activities was $1.3 million for the thirteen weeks ended March 31, 2007 compared with $1.0 million for the thirteen weeks ended April 1, 2006. Capital expenditures during the thirteen weeks ended March 31, 2007 were $1.3 million compared to $2.4 million in the thirteen weeks ended April 1, 2006. Capital expenditures during the thirteen weeks ended March 31, 2007 were primarily for furniture, fixtures and equipment for remodeling of existing studios during the period, studios under construction, and capital expenditures related to the new information technology system being implemented during 2007.

During the thirteen weeks ended March 31, 2007, we opened one new studio. For the remainder of fiscal year 2007, we anticipate that our investment in property and equipment will be between approximately $6.7 million and $7.7 million which primarily is related to our plan to implement a new ERP system, enhance our website, open two to three new studios and remodel selected existing studios. We will fund these capital expenditures through available cash and cash equivalents and from borrowings under our credit facility.

Net cash provided by financing activities in the thirteen weeks ended March 31, 2007 was $2.3 million. This was comprised of $2.6 million of borrowings against our bank credit facility and repayment of $0.3 million of long-term debt.

As of March 31, 2007, we had available a total of approximately $21.6 million in unused capital resources for our future cash needs as follows:

•	approximately $5.4 million in cash and cash equivalents; and

•	approximately $16.2 million in availability under our working capital line of credit.

Commitments. On February 2, 2007, we entered into a Loan, Guaranty and Security Agreement with Wells Fargo Retail Finance, LLC (the “Loan Agreement”) which replaced the previous loan with Wells Fargo HSBC Trade Bank, N.A. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20.0 million which may be increased to $25.0 million at our option, provided we are not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5.0 million. The amount we may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of our personal property, including equipment, fixtures, general intangibles, intellectual property and inventory. The Loan Agreement contains various restrictive covenants, including minimum availability, which is the amount we may borrow under the Loan Agreement, less the certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures we may incur in any fiscal year. As of March 31, 2007, the Company had outstanding borrowings of $2.6 million under our credit facility and $1.2 million outstanding in letters of credit. As of March 31, 2007, approximately $16.2 million was available for advances under the credit facility.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability. In the event of default, the Company’s interest rates are increased by approximately two percentage points. The interest rate on outstanding borrowings at March 31, 2007 was 8.25%.

In June 2006 the Company financed a portion of its new ERP project with a three year promissory note in the amount of approximately $1.0 million with an interest rate of approximately 2.0%. In accordance with APB 21 the Company discounted this note to its fair value. The discounted portion of approximately $58,000 is being amortized as interest expense over the life of the note using the effective interest method. As of March 31, 2007, the Company’s outstanding borrowings under this and other notes were $0.8 million with interest rates ranging from 2.0% to 6.75%. These notes mature in 2009. Future maturities of notes payable are as follows: remainder of 2007—$0.2 million, 2008—$0.4 million and 2009—$0.2 million.

Our obligations to purchase merchandise at March 31, 2007 were approximately $46.8 million. Capital commitments at March 31, 2007 consist of purchase commitments of approximately $1.0 million for a $2.2 million studio remodeling program, a commitment to purchase fixtures for new studios of approximately $0.8 million (of which $0.4 million has been prepaid) and $0.1 million for new studio construction. The Company leases office space, studios and fulfillment center space under operating leases. Future minimum lease payments as of March 31, 2007 are as follows:

For the year ended:	(in thousands)
Remainder of 2007	$10,096
2008	13,508
2009	12,094
2010	10,188
2011	9,278
2012 and thereafter	31,768

$86,932

Critical Accounting Estimates

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

We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. Our 2006 fiscal year ended on December 30, 2006 and our 2007 fiscal year will end on December 29, 2007. Fiscal year 2006 consisted of 52 weeks and fiscal year 2007 consists of 52 weeks.

Revenue Recognition. We recognize revenue on the date on which we estimate that the product has been received by the customer. We record as deferred revenue any sales made in the last week of the reporting period for which we estimate delivery in the following period. We use third-party freight carrier information to estimate standard delivery times to various locations throughout the United States. Sales are recorded net of expected returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount less any reserve for estimated scrap. The reserve for estimated product returns was approximately $578,000 and $304,000 as of March 31, 2007 and April 1, 2006, respectively.

Inventory. Inventory consists primarily of finished goods purchased from third-party manufacturers and estimated inbound freight costs. Inventory on hand is carried at a computed average cost which approximates a first-in first-out method and the lower of cost or market. We write down inventory for estimated damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. Although our actual inventory write-downs historically have not differed materially from estimated inventory write downs, in the future, actual inventory write downs may differ materially from our reserves. As a result, our operating results and financial condition could be affected adversely. As of March 31, 2007 and April 1, 2006, inventory reserves amounted to approximately $2.7 million and $2.3 million, respectively.

Inventory in transit. We record inventory in transit based upon shipping terms, estimated lead times from our vendors to our freight forwarders as well as purchase order amounts. Actual amounts shipped could differ from our estimate due to transit times as well partial shipments due to shortages or backorders. Inventory in transit was approximately $7.1 million and $7.0 million as of March 31, 2007 and April 1, 2006, respectively.

Accrued freight. We estimate inbound and outbound freight costs based upon an analysis and review of our historical freight costs. These costs may vary due to the actual weight and size of the product shipped as well as added fuel surcharges.

Stock-Based Compensation. In the first quarter 2006, we adopted the modified prospective method for valuing stock options we grant in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. Under SFAS 123R, we recognized $0.6 million of compensation expense related to stock options and employee stock purchases in the first quarter 2007. Stock based compensation expense is classified in selling, general and administrative expense. We calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model. The following assumptions are used in the model: (1) a blended volatility rate using a combination of historical stock price and market-implied volatility for traded and quoted options on the equities for the group of retail companies for which exchange traded options are observed, (2) a risk-free interest rate based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option, (3) a dividend yield based on historical and expected dividend payouts, (4) an expected life of employee stock options based on the simplified method allowed by SAB 107, and (5) a forfeiture rate based on historical data. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Accounting for Income Taxes. We record an estimated valuation allowance on our deferred tax assets if it is more likely than not that they will not be realized. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or a part of our net deferred tax assets in the future, we would record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. Valuation allowance has been provided for certain of our deferred tax assets for which realization is not deemed to be more likely than not. There was no change in valuation allowance during the thirteen weeks ended March 31, 2007.

Advertising and Media Costs. The cost of each advertisement is expensed upon publication. Prepaid catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs, for all of our direct response catalogs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual sales to the total of actual and estimated future sales on an individual catalog basis. The period of expected future benefit is calculated based on our projections of when approximately 90% of sales generated by the catalog will be made. Based on data we have collected, we historically have estimated that catalogs have a period of expected future benefit of two to four months. The period of expected future benefit of our catalogs could decrease if we were to publish new catalogs more frequently in each year, or could increase if we published them less frequently. Prepaid catalog costs are evaluated for realizability at the end of each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. We account for consideration received from our vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received from such vendors were approximately $205,000 and $231,000 in the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively.

Impairment of Long-Lived Assets. We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Management considers the following circumstances and events to assess the recoverability of carrying amounts: 1) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, 2) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, 3) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, and 4) a current expectation that, more likely than not, the long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Decisions to close a studio or facility also can result in accelerated depreciation over the revised useful life. When we close a location that is under a long-term lease, we record a charge for the fair value of the liability associated with that lease at the cease-use date. The fair value of such liability is calculated based on the remaining lease rental payments due under the lease, reduced by estimated rental payments that could be reasonably obtained by us for subleasing the property to a third party. The estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by factors such as future studio profitability, real estate demand and economic conditions that can be difficult to predict. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, a loss is recognized equal to the difference between the carrying value and the fair value of the assets.

Derivative and Hedging Activities. We record derivatives, particularly cash flow hedges for foreign currency, at fair value on our balance sheet, including embedded derivatives. We implemented a new hedging strategy in the first quarter of 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Since we did not meet the criteria for cash flow hedge accounting, we accounted for foreign currency option contracts on a monthly basis by recognizing the net cash settlement gain or loss in other income (loss) and adjusting the carrying amount of open contracts to market by recognizing any corresponding gain or loss in other income (loss). The Company plans to develop a hedge strategy and policies and procedures in 2007 that meet the criteria for cash flow hedge accounting.

In 2006, we accounted for foreign currency option contracts on a monthly basis using cash flow hedge accounting by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged was sold in each reporting period. Our derivative positions were used only to manage identified exposures. Management evaluated our hedges for effectiveness at the time they were designated as well as throughout the hedge period. With respect to any derivative that was deemed ineffective, the ineffective portion was reported through earnings. Management evaluated the ineffectiveness of outstanding contracts when it was probable that the original forecasted transaction would change. We recorded approximately $29,000 for ineffectiveness in the thirteen weeks ended April 1, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Net Investment Risk

In the first quarter 2007, we generated all of our net sales in U.S. dollars, but we purchased approximately 49% of our product inventories from manufacturers in Europe and paid for the majority of these products in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, our effective cost of supplies of product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of goods sold and decrease our gross margin.

During the second part of 2006, we ceased purchasing hedging contracts and conducted our currency transactions on the spot market. In fiscal 2006 we accounted for hedging contracts on a monthly basis using cash flow hedge accounting by recognizing the net cash settlement gain or loss on the call or put option in accumulated other comprehensive income (loss) and adjusting the carrying amount of the contract to market by recognizing any corresponding gain or loss in cost of goods sold as the underlying inventory which was hedged was sold in each reporting period. However, when derivative positions exceed identified exposures, such contracts are considered “ineffective” and reported through earnings (loss). In fiscal year 2006, our actual demand was less than our forecasted demand, and the amount of Euros we hedged was greater than the amount we needed for purchases of inventory. As a result, we recorded approximately $29,000 for the thirteen weeks ended April 1, 2006 for ineffectiveness.

In the first quarter 2007, the value of the dollar decreased approximately 1% relative to the Euro. During 2007, we have begun purchasing foreign currency forward contracts with maturities of 12 months or less to hedge our foreign currency risk on anticipated purchases of merchandise based on purchases orders outstanding that did not meet the criteria for cash flow hedge accounting. The Company plans to develop a hedge strategy and policies and procedures in 2007 that meet the criteria for cash flow hedge accounting. Consequently, we accounted for foreign currency option contracts on a monthly basis by recognizing the net cash settlement gain or loss in other income (loss) and adjusting the carrying amount of open contracts to market by recognizing any corresponding gain or loss in other income (loss). If our hedging strategy does not help reduce fluctuations in our cost of goods and mitigate the impact of strengthening of the Euro relative to the U.S. dollar, we will continue to have difficulties in accurately predicting our costs of goods and our cost of goods may increase, adversely impacting our gross margin.

Interest Rate Risk

We have interest payable on our operating line of credit. Interest on borrowings will be either at Wells Fargo’s prime lending rate, or LIBOR plus 1.25% to 1.75% based upon average availability. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the future financing requirements. As of March 31, 2007, borrowings outstanding under this facility were $2.6 million.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007 in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that control deficiencies which constituted material weaknesses at December 30, 2006, as discussed in subsection (b) below, continued to exist in our internal control over financial reporting as of March 31, 2007. As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2007 at the reasonable assurance level. In light of the material weaknesses described below, we performed additional analyses and other post-closing procedures to determine that our financial statements included in this report were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of December 30, 2006 which were not remediated, as of March 31, 2007.

Control Environment — Accounting and Finance Personnel

We had an entity level material weakness in our control environment in that we did not have a sufficient number of personnel or appropriate depth of experience in our accounting and finance departments to prepare accurate and timely interim and annual financial statements in accordance with U.S. GAAP and to comply with SEC requirements. In addition, due to significant turnover during the course of 2006, including the CFO and VP of Finance, without adequate transition of knowledge, company-level and process-level internal controls were inconsistently performed throughout the year. This material weakness impacts all significant accounts.

Risk Assessment

We had an entity level material weakness related to insufficient controls and procedures to identify and assess risks relevant to the achievement of our financial reporting objectives in adherence with regulatory filing requirements. We also have been unable to adequately assess and manage on a timely basis the risk of financial reporting errors associated with ineffective internal control over financial reporting. We have not routinely reviewed financial performance, including account reconciliations and account analysis. This material weakness impacts all accounts.

Control Activities — Policies and Procedures

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

Records Retention

We had an entity level material weakness related to inadequate records retention. We do not have a record retention policy for retention of hard copy documents. Cases of inadequate records retention or supporting documentation were noted in the accounting departments and impacted our ability to support and account for transactions.

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

As a result of its conclusion that material weaknesses exist, management performed significant additional substantive review of those areas described above where it identified material weaknesses to gain assurance that the financial statements as included herein are fairly stated in all material respects.

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

(d)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the Risk Factors described under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

On March 16, 2007, we entered into an amended and restated employment offer letter with Ray Brunner, our Chief Executive Officer. Pursuant to his amended employment offer letter, Mr. Brunner will be paid an annual salary of $350,000, payable in installments pursuant to our bi-weekly payroll policy. This salary increase was retroactive to January 1, 2007. The amended offer letter states that Mr. Brunner will be eligible to receive a bonus of up to 100% of his annual salary, based on the achievement of corporate and individual goals to be set by the Compensation Committee of the Board, and that for the year 2007, he also will receive an automatic bonus of $50,000 if he is serving as our Chief Executive Officer at the end of the year. The offer letter calls for corporate and individual goals to be determined as soon as practicable following Board approval of our 2007 business plan.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
3.01(1)	Amended and Restated Certificate of Incorporation

3.02(2)	Amended and Restated Bylaws

4.01(3)	Form of Specimen Common Stock Certificate

10.1 (4)	Loan, Guaranty and Security Agreement between Design Within Reach, Inc. and Wells Fargo Retail Finance LLC, dated as of February 2, 2007.

10.2 (5)	Amended and Restated Employment Offer Letter with Ray Brunner, Chief Executive Officer, dated as of March 16, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same-numbered exhibit to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.
(2)	Incorporated by reference to the same-numbered exhibit to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.
(3)	Incorporated by reference to the same-numbered exhibit to Amendment No. 1 to Registration Statement on Form S-1 (No. 333-113903) filed on May 17, 2004, as amended.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on February 8, 2007.
(5)	Incorporated by reference to the Registrant’s Form 10-K filed on May 8, 2007.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2007	DESIGN WITHIN REACH, INC.

/s/ John D. Hellmann
John D. Hellmann
Chief Financial Officer and Secretary
(Duly authorized Officer and Principal Financial Officer)