Form 10-Q
period 2007-06-30
DESIGN WITHIN REACH INC
filed 2007-08-09
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 3, 2007 was 14,429,592.

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

DESIGN WITHIN REACH, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Design Within Reach, Inc.

Condensed Balance Sheets

(Unaudited)

(amounts in thousands, except per share data)

	June 30, 2007	December 30, 2006	July 1, 2006
ASSETS
Current assets
Cash and cash equivalents	$4,593	$6,795	$5,557
Investments	—	—	4,400
Inventory	46,119	33,849	37,568
Accounts receivable (less allowance for doubtful accounts of $297, $384 and $277, respectively)	2,703	2,514	2,187
Prepaid catalog costs	1,309	1,046	1,178
Deferred income taxes	2,078	2,078	2,429
Other current assets	2,091	2,434	3,947

Total current assets	58,893	48,716	57,266

Property and equipment, net	24,054	24,507	27,413
Deferred income taxes, net	8,083	8,083	8,857
Other non-current assets	988	888	908

Total assets	$92,018	$82,194	$94,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,934	$17,116	$20,065
Accrued expenses	5,210	4,260	7,389
Accrued compensation	2,262	2,445	2,185
Deferred revenue	3,609	1,583	2,804
Customer deposits and other liabilities	2,767	2,342	1,986
Bank credit facility	11,319	—	3,220
Notes payable discounted, current portion	319	519	327
Capital lease obligation, current portion	—	—	74

Total current liabilities	41,420	28,265	38,050

Deferred rent and lease incentives	5,751	5,580	5,271
Notes payable discounted, net of current portion	410	586	675

Total liabilities	47,581	34,431	43,996

Commitments and Contingencies (Note 5)
Stockholders’ equity
Preferred stock – $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 14,430, 14,418 and 14,353 shares	14	14	14
Additional paid-in capital	58,029	56,849	56,353
Accumulated other comprehensive loss	(22)	—	(56)
Accumulated deficit	(13,584)	(9,100)	(5,863)

Total stockholders’ equity	44,437	47,763	50,448

Total liabilities and stockholders’ equity	$92,018	$82,194	$94,444

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$49,068	$48,960	$92,916	$83,930
Cost of sales	27,350	27,666	52,853	48,254

Gross margin	21,718	21,294	40,063	35,676
Selling, general and administrative expenses	22,238	22,749	44,482	43,769

Loss from operations	(520)	(1,455)	(4,419)	(8,093)

Other income and (expenses):
Interest income	85	70	195	156
Interest expense	(157)	(71)	(195)	(120)
Other income	17	16	39	69

Total other income (expense)	(55)	15	39	105

Loss before income tax benefit	(575)	(1,440)	(4,380)	(7,988)
Income tax benefit	—	(607)	—	(2,936)

Net loss	$(575)	$(833)	$(4,380)	$(5,052)

Net loss per share:
Basic	$(0.04)	$(0.06)	$(0.30)	$(0.35)
Diluted	$(0.04)	$(0.06)	$(0.30)	$(0.35)
Weighted average shares used in calculation of net loss per share:
Basic	14,421	14,334	14,419	14,282
Diluted	14,421	14,334	14,419	14,282

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Twenty-six weeks ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net loss	$(4,380)	$(5,052)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	3,624	4,452
Stock-based compensation	1,156	999
Ineffectiveness loss of derivatives	—	69
Loss on the sale/disposal of long-lived assets	50	120
Changes in assets and liabilities:
Inventory	(12,270)	(5,429)
Accounts receivable, net	(189)	(619)
Prepaid catalog costs	(263)	59
Other assets	227	(33)
Accounts payable	(850)	2,009
Accrued expenses	911	2,902
Accrued compensation	(183)	646
Deferred revenue	2,026	1,114
Customer deposits and other liabilities	403	(571)
Deferred rent and lease incentives	171	801
Deferred income taxes, net	—	(3,054)

Net cash used in operating activities	(9,567)	(1,587)

Cash flows from investing activities:
Purchase of property & equipment	(3,602)	(5,914)
Proceeds from sales of property and equipment	—	14
Purchases of investments	—	(15,275)
Sales of investments	—	20,525

Net cash used in investing activities	(3,602)	(650)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	24	226
Borrowing on bank credit facility	11,319	3,220
Borrowing from other financing facility	—	982
Repayments of long term obligations	(376)	(62)

Net cash provided by financing activities	10,967	4,366

Net increase (decrease) in cash and cash equivalents	(2,202)	2,129
Cash and cash equivalents at beginning of period	6,795	3,428

Cash and cash equivalents at end of the period	$4,593	$5,557

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$6	$102
Interest	$123	$103
Non-cash investing and financing activities:
Unrealized loss on investments	$—	$(2)

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

The Company operates on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. The Company’s 2006 fiscal year ended on December 30, 2006 and its 2007 fiscal year will end on December 29, 2007. Fiscal year 2006 consisted of 52 weeks and fiscal year 2007 consists of 52 weeks.

Quarterly information (unaudited)

The accompanying unaudited interim condensed financial statements as of and for the thirteen weeks and twenty-six weeks ended June 30, 2007 and July 1, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the thirteen weeks and twenty-six weeks ended June 30, 2007 and July 1, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Inventory

Inventory consists primarily of finished goods purchased from third-party manufacturers. Inventory on hand is carried at a computed average cost which approximates a first-in first-out method and is carried at the lower of cost or market. As of June 30, 2007, December 30, 2006 and July 1, 2006, the Company had inventory of $46.1 million, $33.8 million and $37.6 million, respectively, after write-downs of $3.0 million, $2.3 million and $2.6 million, respectively.

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

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Accounts Payable

As of June 30, 2007 and July 1, 2006, accounts payable included approximately $0.5 million and $4.7 million, respectively, of outstanding checks in excess of the cash balances in the Company’s bank accounts with Wells Fargo Trade Bank, N.A. No outstanding checks were in excess of the cash balances in the Company’s bank accounts with Wells Fargo Trade Bank, N.A at December 30, 2006.

Comprehensive Loss

The following table presents comprehensive loss for the thirteen weeks and twenty-six weeks ended June 30, 2007 and July 1, 2006:

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
(in thousands)	(unaudited)		(unaudited)
Net loss	$(575)	$(833)	$(4,380)	$(5,052)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	—	—	—	(2)
Change in activity related to derivatives	(22)	303	(22)	735

Comprehensive loss	$(597)	$(530)	$(4,402)	$(4,319)

Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss available to the Company’s common stockholders for the period by the number of weighted average common shares outstanding for the period. Diluted loss per share includes the effects of dilutive instruments, such as stock options and employee stock purchase plan, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. For the thirteen weeks and twenty-six weeks ended June 30, 2007, approximately 263,000 and 192,000 shares, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive. For the thirteen weeks and twenty-six weeks ended July 1, 2006, approximately 223,000 and 284,000 shares, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.

Derivative and Hedging Activities

The Company records derivatives related to cash flow hedges for foreign currency at fair value on its balance sheet, including embedded derivatives. The Company implemented a new hedging strategy in the first quarter of 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Since the Company did not meet the criteria for cash flow hedge accounting, the Company accounted for foreign currency contracts using non-cash flow hedge accounting on a monthly basis by recognizing the net cash settlement gain or loss in other income (loss) and adjusting the carrying amount of open contracts to market by recognizing any corresponding gain or loss in other income (loss). Foreign currency contracts entered into from January to April of 2007 were not designated as cash flow hedge contracts and are being accounted for using this non-cash flow hedge accounting. In the second quarter of 2007, the Company developed a hedging strategy and policies and procedures that meet the criteria for cash flow hedge accounting. Foreign currency contracts entered into during May and June of 2007 were designated as cash flow hedge contracts and are now accounted for on a monthly basis by recognizing the net cash settlement gain or loss in other comprehensive income (loss) and adjusting the carrying amount of open designated contracts to market by recognizing any corresponding gain or loss in other comprehensive income (loss). Net cash settlement gain or loss is recognized in costs of sales as the underlying hedged inventory is sold in each reporting period.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

In the beginning of 2006, the Company accounted for foreign currency option contracts on a monthly basis using cash flow hedge accounting by recognizing the net cash settlement gain or loss on the call or put option in other comprehensive income (loss) and adjusting the carrying amount of open contracts to market by recognizing any corresponding gain or loss in other comprehensive income (loss). Net cash settlement gain or loss was recognized in costs of sales as the underlying hedged inventory was sold in each reporting period. The Company’s derivative positions were used only to manage identified exposures. Management evaluated hedges for effectiveness at the time they were designated as well as throughout the hedge period. With respect to any derivative that was deemed ineffective, the ineffective portion was reported through earnings. Management evaluated the ineffectiveness of outstanding contracts when it was probable that the original forecasted transaction would change. The Company recorded approximately $40,000 and $69,000, respectively, for ineffectiveness in the thirteen weeks and twenty-six weeks ended July 1, 2006. The Company did not record any amounts for ineffectiveness in the twenty-six weeks ended June 30, 2007. During the second half of 2006, the Company ceased purchasing hedging contracts and conducted its currency transactions on the spot market.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The Company’s significant accounting estimates include estimates of dates on which product has been received by the customer used in determining when to recognize revenue, estimates of market value used in calculating inventory reserves to reflect inventory carried at a lower of cost or market, estimates of fair value used in calculating the value of stock-based compensation, estimates of expected future cash flows and useful lives used in the review for impairment of long-lived assets, estimates of the Company’s ability to realize its deferred tax assets which are also used to establish whether valuation allowances are needed on those assets, estimates of freight costs used to calculate accrued liabilities, estimates of returns used to calculate sales returns reserves, estimates for determining inventory in transit, estimates for the amortization of prepaid catalog costs and estimates related to the recognition of hedging gains and losses in cost of sales. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on December 31, 2006. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 31, 2006, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of that date. In addition, there have been no material changes in unrecognized benefits since December 31, 2006. As a result, the adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations. The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. The Company has substantially concluded all material state and local tax matters for years through 2001. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement clarifies the definition of fair value; the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company’s financial statements.

Note 2 – Income Taxes

No income tax benefit was recognized in the thirteen weeks and twenty-six weeks ended June 30, 2007 because it is uncertain whether the tax benefit of the year-to-date pre-tax loss will be realized during the current year.

Note 3 – Notes Payable and Bank Credit Facility

On February 2, 2007, the Company entered into a Loan, Guaranty and Security Agreement with Wells Fargo Retail Finance, LLC (the “Loan Agreement”) which replaced the previous loan with Wells Fargo HSBC Trade Bank, N.A. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20.0 million, which may be increased to $25.0 million at the Company’s option provided the Company is not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5.0 million. The amount the Company may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of the Company’s personal property, including equipment, fixtures, general intangibles, intellectual property and inventory. The Loan Agreement contains various restrictive covenants, including minimum availability, which is the amount the Company may borrow under the Loan Agreement, less certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures the Company may incur in any fiscal year.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability. In the event of default, the Company’s interest rates will be increased by approximately two percentage points. The interest rate on outstanding borrowings at June 30, 2007 was 8.25%. On February 2, 2007, the Company had outstanding approximately $1.3 million in letters of credit under its previous line of credit with Wells Fargo HSBC. These letters of credit were transferred to the Company’s new facility and no other borrowings were outstanding with Wells Fargo HSBC on February 2, 2007. As of June 30, 2007, the Company had outstanding borrowings of $11.3 million under its credit facility and $1.2 million outstanding in letters of credit. As of June 30, 2007, approximately $7.4 million was available for advances under the credit facility.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

In June 2006, the Company financed a portion of its new ERP project with a three-year promissory note of approximately $1.0 million with an interest rate of approximately 2.0%. In accordance with Accounting Principals Board No. 21 “Interest on Receivables and Payables” (“APB 21”) the Company discounted this note to its fair value. The discounted portion of approximately $58,000 is being amortized as interest expense over the life of the note using the effective interest method. As of June 30, 2007, the Company’s outstanding borrowings under this and other notes were approximately $0.7 million with interest rates ranging from 2% to 6.75%. Future maturities of notes payable are approximately $0.1 million for the remainder of 2007, $0.4 million for 2008 and $0.2 million for 2009.

Note 4 – Related Party Transactions

Effective June 30, 2006, the Company entered into an agreement with Robert Forbes, Jr., the Company’s founder, to prepare 12 monthly Company newsletters for $100,000. Expenses for services provided by Mr. Forbes were $10,000 and $35,000 for the thirteen weeks and twenty-six weeks ended June 30, 2007, respectively. Mr. Forbes served as a member of the Board of Directors of the Company until he resigned on January 10, 2007.

The Company rents studio space from an affiliate of the Chairman of the Company’s Board of Directors. Rent payments applicable to this space were approximately $40,000 for each of the thirteen week periods ended June 30, 2007 and July 1, 2006, and $80,000 for each of the twenty-six week periods ended June 30, 2007 and July 1, 2006.

The Company made sales to certain members of its Board of Directors. These sales totaled approximately $1,000 for each of the thirteen week periods ended June 30, 2007 and July 1, 2006, and $1,000 and $5,000 for the twenty-six week periods ended June 30, 2007 and July 1, 2006, respectively.

Note 5 – Commitments

At June 30, 2007, the Company’s obligations to purchase merchandise were approximately $14.9 million. Capital commitments at June 30, 2007 consist of purchase commitments of approximately $50,000 for studio remodeling and a commitment to purchase fixtures for new studios of approximately $0.6 million (of which approximately $0.3 million has been prepaid). The Company leases office space, studios and fulfillment center space under operating leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution on Forward-Looking Statements

Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions set forth under the caption “Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 30, 2006.

The following discussion contains forward-looking statements, which involve risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 30, 2006. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

The interim condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 30, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed with the Securities and Exchange Commission on May 9, 2007.

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

We have experienced significant growth in customers and sales since our founding in 1998. We began selling products via the phone and online in the second half of 1999, and we opened our first studio in November 2000. We base our decisions on where to open new studios by categorizing markets into “tiers” based on household population statistics and supporting sales data collected from our other sales channels. Although most of our studios have been open less than three full years, our experience indicates that studio openings significantly improve our overall market penetration rates in the markets in which they are located. In addition, we have seen our online sales increase in markets where we have studios compared to markets where we do not have studios. In recent years, we have continued to increase sales as our studio base grows; studios have increased in number from one at the end of 2001 to 65 studios and one outlet operating in 24 states and the District of Columbia as of June 30, 2007. During the twenty-six weeks ended June 30, 2007, we opened two studios. We expect to open one or two new studios in the remainder of 2007.

All of our sales channels utilize a single common inventory held at our Hebron, Kentucky fulfillment center. Because we don’t offer a “cash and carry” option in our studios, we are able to more fully utilize selling space and avoid the operational issues that often arise with stock balancing and store replenishment. We currently source our products primarily in the U.S. and Europe. During the twenty-six weeks ended June 30, 2007, we purchased approximately 47% of our product inventories from manufacturers outside of the United States, and 35% of our product inventory purchases were paid for in Euros. We implemented a hedging strategy in the first quarter of 2007 to mitigate the impact of currency fluctuations. During the first quarter of 2007 this hedging strategy did not meet the criteria for cash flow hedge accounting. In the second quarter of 2007, we developed a hedging strategy and policies and procedures that meet the criteria for cash flow hedge accounting. We plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, we will strive to source products in other parts of the world including Latin America and Asia where product costs are expected to be lower. However, we believe this will not begin to favorably impact our product margins until fiscal year 2008.

Basis of Presentation

Net sales consist of studio sales, phone sales, online sales, other sales and shipping and handling fees, net of returns by customers. Studio sales consist of sales of merchandise to customers through our studios. Phone sales consist of sales of merchandise through our toll-free numbers. Online sales consist of sales of merchandise from orders placed through our website. Other sales consist of warehouse sales and outlet sales of product samples, returned product from customers, “scratch and dent” merchandise and overstocked product. Warehouse sales consist of periodic clearance sales at various locations. Outlet sales consist of sales at our Secaucus, New Jersey outlet. Shipping and handling fees consist of amounts we charge customers for the delivery of merchandise. Cost of sales consists of the cost of the products we sell and inbound and outbound freight costs. Handling costs, including our fulfillment center expenses, are included in selling, general and administrative expenses. Our gross margins may not be comparable to those of other companies because some companies include all of the costs related to their distribution network in cost of sales, and others, including us, may exclude a portion of them from gross margin, including them instead in other line items, such as selling, general and administrative expenses.

Selling, general and administrative expenses consist of studio, corporate and fulfillment center costs including expenses associated with salaries and benefits, occupancy, publishing our catalogs, maintaining our website, advertising and promotions, and professional, accounting, legal and Sarbanes-Oxley compliance consulting, or SOX, fees.

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

Results of Operations

Comparison of the thirteen weeks ended June 30, 2007 (Second Quarter 2007) to the thirteen weeks ended July 1, 2006 (Second Quarter 2006)

Net Sales. Net sales increased $0.1 million, or 0.2%, to $49.1 million in the second quarter 2007, from $49.0 million in the second quarter 2006. In the thirteen weeks ended July 1, 2006, net sales were primarily driven by a 10%-off sales event. Net sales increased in the thirteen weeks ended June 30, 2007 from the prior comparable period even without such an event. A comparable event was held in the first quarter of 2007. Studio sales increased $3.0 million, or 10.4%, to $31.8 million in the second quarter 2007 compared to $28.8 million in the second quarter 2006. Incremental sales generated from seven studios opened from April 2006 through June 2007 amounted to $1.0 million. We had 65 studios and one outlet open at the end of the second quarter 2007 compared to 62 studios and one outlet open at the end of the second quarter 2006. Online sales decreased approximately $0.3 million, or 3.8%, and phone sales decreased $0.1 million, or 2.0%, in the second quarter 2007 compared to the second quarter 2006. Other sales decreased approximately $0.9 million, or 31.0%, compared to the same period last year. This decrease in other sales is primarily related to a large warehouse sales event in the second quarter of 2006 that was not repeated in 2007, partially offset by increased sales related to the outlet which opened in June 2006. Sales in the outlet consist primarily of merchandise returned by customers. Shipping and handling fees received from customers for delivery of merchandise decreased $1.6 million, or 37.2%, to $2.7 million in the second quarter 2007 compared to $4.3 million in the second quarter 2006. This decrease is primarily attributed to us charging lower shipping and handling fees to our customers and major free shipping promotions during the second quarter of 2007 without the number of comparable promotions during the second quarter of 2006.

The following table presents net sales by sales channel:

	Thirteen weeks ended
(in millions)	June 30, 2007	% of Net Sales	July 1, 2006	% of Net Sales	Change	% Change
Studio sales	$31.8	64.7%	$28.8	58.8%	$3.0	10.4%
Online sales	7.6	15.5%	7.9	16.1%	(0.3)	(3.8)%
Phone sales	5.0	10.2%	5.1	10.4%	(0.1)	(2.0)%
Other sales	2.0	4.1%	2.9	5.9%	(0.9)	(31.0)%
Shipping and handling fees	2.7	5.5%	4.3	8.8%	(1.6)	(37.2)%

Net sales	$49.1	100.0%	$49.0	100.0%	$0.1	0.2%

Cost of Sales. Cost of sales decreased by $0.3 million, or 1.1%, to $27.4 million in the second quarter 2007 from $27.7 million in the second quarter 2006. As a percentage of net sales, cost of sales decreased to 55.7% in the second quarter 2007 from 56.5% in second quarter 2006. Cost of sales consists of cost of product sales and freight shipping costs. Cost of sales as a percentage of net sales is relatively consistent between reporting periods.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses decreased by $0.5 million, or 2.2%, to $22.2 million in the second quarter 2007 from $22.7 million in the second quarter 2006. As a percentage of net sales, SG&A expenses decreased to 45.2% in the second quarter 2007 from 46.3% in the second quarter 2006 attributable to the decreased expenses. The change in SG&A is primarily due to the following:

•

Salaries and benefits expense increased $0.2 million, or 2.2%, to $9.1 million in the second quarter 2007 from $8.9 million in the second quarter 2006. This increase is primarily related to incremental salaries and benefits expense of $0.4 million from seven studios and one outlet opened from April 2006 through June 2007 and $0.4 million increase in commission and bonus expense, partially offset by $0.6 million decrease in severance costs.

•

Occupancy and related expense decreased $0.4 million, or 6.3%, to $5.9 million in the second quarter 2007 compared to $6.3 million in second quarter 2006. This decrease is primarily due to $0.6 million decrease in depreciation expense related to certain software being fully depreciated. This decrease was partially offset by $0.3 million increase in rent and related operating expenses associated with the seven new studios and one outlet opened from April 2006 through June 2007.

•

Catalog, advertising and promotions expenses decreased approximately $0.9 million, or 25.0%, to $2.7 million in the second quarter 2007 from $3.6 million in the second quarter 2006. This decrease is primarily due to the decrease in catalog expenses of $1.1 million and decreases in visual, prototypes and sample expenses of $0.1 million partially offset by $0.4 million increase in media advertising. As planned, we decreased the number of catalog distributions from three in the second quarter of 2006 to two during the second quarter of 2007 and replaced some of our catalog marketing with media advertising.

•

Professional, accounting, legal and SOX expenses increased $0.5 million, or 55.6%, to $1.4 million in the second quarter 2007 compared to $0.9 million in second quarter 2006. The increase is due to a $0.7 million increase in accounting fees directly related to SEC reporting and SOX compliance which was partially offset by a $0.2 million decrease in legal expenses.

The following table presents SG&A expense by major expense categories:

	Thirteen weeks ended
(in millions)	June 30, 2007	% of Net Sales	July 1, 2006	% of Net Sales	Change	% Change
Salaries and benefits	$9.1	18.5%	$8.9	18.2%	$0.2	2.2%
Occupancy and related expense	5.9	12.0%	6.3	12.9%	(0.4)	(6.3)%
Catalog, advertising and promotion	2.7	5.5%	3.6	7.3%	(0.9)	(25.0)%
Other SG&A expenses	3.1	6.3%	3.0	6.1%	0.1	3.3%
Professional, accounting, legal and SOX	1.4	2.9%	0.9	1.8%	0.5	55.6%

Total SG&A	$22.2	45.2%	$22.7	46.3%	$(0.5)	(2.2)%

Interest Income. Interest income increased $15,000 to $85,000 in the second quarter 2007 compared to $70,000 in the second quarter 2006, primarily due to higher yielding investments in the second quarter 2007 compared with the second quarter 2006. Invested capital during the second quarter of 2007 was slightly lower than the second quarter of 2006. During the third quarter of 2006 we liquidated our municipal bonds portfolio and invested our capital in a higher yielding bank money market account.

Interest Expense. Interest expense increased $86,000 to $157,000 in the second quarter 2007 compared to $71,000 in the second quarter 2006, primarily due to higher balances on the bank credit facility in the second quarter 2007 compared with the second quarter 2006.

Income Taxes. No income tax benefit was recorded in the second quarter 2007 compared with an income tax benefit of approximately $0.6 million in the second quarter 2006. No income tax benefit was recognized in the second quarter 2007 because it is uncertain whether the tax benefit of the year-to-date pre-tax loss will be realized during the current year.

Net Loss. As a result of the foregoing factors, a net loss of $0.6 million was recorded in the second quarter of 2007 compared with a net loss of $0.8 million in the second quarter 2006.

Comparison of the twenty-six weeks ended June 30, 2007 to the twenty-six weeks ended July 1, 2006

Net Sales. Net sales increased $9.0 million, or 10.7%, to $92.9 million in the twenty-six weeks ended June 30, 2007, from $83.9 million in the twenty-six weeks ended July 1, 2006. Studio sales increased $10.6 million, or 21.4%, to $60.2 million in the twenty-six weeks ended June 30, 2007 compared to $49.6 million in the same period last year. Incremental sales generated from nine studios opened from January 2006 through June 2007 amounted to $4.0 million. We had 65 studios and one outlet open at the end of the second quarter 2007 compared to 62 studios and one outlet open at the end of the second quarter 2006. Online sales increased approximately $0.2 million, or 1.4%, and phone sales decreased $0.3 million, or 3.2%, in the twenty-six weeks ended June 30, 2007 compared to the twenty-six weeks ended July 1, 2006. Other sales increased approximately $0.4 million, or 13.8%, compared to the same period last year. This increase in other sales is primarily related to the $2.1 million increase in sales generated from our outlet that opened at the end of the second quarter of 2006. This increase was partially offset by the decrease in warehouse sales of $1.7 million primarily related to a large warehouse sales event in the second quarter of 2006 that was not repeated in 2007. Shipping and handling fees received from customers for delivery of merchandise decreased $1.9 million, or 24.7%, to $5.8 million in the twenty-six weeks ended June 30, 2007 compared to $7.7 million in the twenty-six weeks ended July 1, 2006. This decrease is primarily attributed to us charging lower shipping and handling fees to our customers and major free shipping promotions during the second quarter of 2007 without the number of comparable promotions during the second quarter of 2006.

The following table presents net sales by sales channel:

	Twenty-six weeks ended
(in millions)	June 30, 2007	% of Net Sales	July 1, 2006	% of Net Sales	Change	% Change
Studio sales	$60.2	64.8%	$49.6	59.1%	$10.6	21.4%
Online sales	14.4	15.5%	14.2	16.9%	0.2	1.4%
Phone sales	9.2	9.9%	9.5	11.3%	(0.3)	(3.2)%
Other sales	3.3	3.6%	2.9	3.5%	0.4	13.8%
Shipping and handling fees	5.8	6.2%	7.7	9.2%	(1.9)	(24.7)%

Net sales	$92.9	100.0%	$83.9	100.0%	$9.0	10.7%

Cost of Sales. Cost of sales increased by $4.6 million, or 9.5%, to $52.9 million in the twenty-six weeks ended June 30, 2007 from $48.3 million in the twenty-six weeks ended July 1, 2006. The increase in cost of sales is consistent with the increase in sales. As a percentage of net sales, cost of sales decreased to 56.9% in the twenty-six weeks ended June 30, 2007 from 57.5% in the twenty-six weeks ended July 1, 2006. Cost of sales as a percentage of net sales is relatively consistent between reporting periods.

Selling, General and Administrative Expenses. SG&A expenses increased by $0.7 million, or 1.6%, to $44.5 million in the twenty-six weeks ended June 30, 2007 from $43.8 million in the twenty-six weeks ended July 1, 2006. As a percentage of net sales, SG&A expenses decreased to 47.9% in the twenty-six weeks ended June 30, 2007 from 52.2% in the twenty-six weeks ended July 1, 2006 attributable to the increased net sales. The increases in SG&A are primarily due to the following:

•

Salaries and benefits expense increased $1.2 million, or 7.0%, to $18.4 million in the twenty-six weeks ended June 30, 2007 from $17.2 million in the twenty-six weeks ended July 1, 2006. This increase is primarily related to $0.9 million increase in salary and contract labor expenses, $0.6 million increase in commission and bonus expense, $0.2 million increase in stock-based compensation expense and $0.1 million increase in recruiting and relocation expenses, partially offset by $0.6 million decrease in severance costs. Of the increase in salary and benefits expense noted above, approximately $1.0 million is related to the nine new studios and one outlet opened from January 2006 through June 2007. Salary and benefits expense is expected to increase for benefit cost increases, commissions related to sales increases, if any, and headcount increases from new studios not operating in the prior comparable period. We may increase or decrease headcount depending on operating requirements and cost considerations that would affect salary and benefits expense.

•

Occupancy and related expense decreased $0.2 million, or 1.6%, to $12.4 million in the twenty-six weeks ended June 30, 2007 compared to $12.6 million in the twenty-six weeks ended July 1, 2006. This decrease is primarily due to $0.8 million decrease in depreciation expense related to certain software being fully depreciated. This decrease was partially offset by $0.6 million increase in rent and related operating expenses associated with the nine new studios and one outlet opened from January 2006 through June 2007. Occupancy and related expenses are expected to increase with the opening of new studios.

•

Catalog, advertising and promotions expenses decreased approximately $1.2 million, or 21.1%, to $4.5 million in the twenty-six weeks ended June 30, 2007 from $5.7 million in the twenty-six weeks ended July 1, 2006. This decrease is primarily due to the decrease in catalog expenses of $2.0 million and decreases in visual, prototypes and sample expenses of $0.2 million partially offset by the $1.1 million increase in media advertising. During the third quarter 2006, we reduced our catalog distribution and began selected media advertising.

•

Other SG&A expenses increased $0.6 million, or 11.3%, to $5.9 million in the twenty-six weeks ended June 30, 2007 compared to $5.3 million in the twenty-six weeks ended July 1, 2006. The increase is due in part to merchant fees, which increased $0.2 million related to increased sales, and an increase in website-related and software costs of $0.4 million.

•

Professional, accounting, legal and SOX expenses increased $0.3 million, or 10.0%, to $3.3 million in the twenty-six weeks ended June 30, 2007 compared to $3.0 million in the twenty-six weeks ended July 1, 2006. The increase is due to a $0.7 million increase in accounting fees directly related to SEC reporting and SOX compliance, which was partially offset by a $0.3 million decrease in legal expenses and $0.1 million decrease in consulting expenses.

The following table presents SG&A expense by major expense categories:

	Twenty-six weeks ended
(in millions)	June 30, 2007	% of Net Sales	July 1, 2006	% of Net Sales	Change	% Change
Salaries and benefits	$18.4	19.8%	$17.2	20.5%	$1.2	7.0%
Occupancy and related expense	12.4	13.3%	12.6	15.0%	(0.2)	(1.6)%
Catalog, advertising and promotion	4.5	4.8%	5.7	6.8%	(1.2)	(21.1)%
Other SG&A expenses	5.9	6.4%	5.3	6.3%	0.6	11.3%
Professional, accounting, legal and SOX	3.3	3.6%	3.0	3.6%	0.3	10.0%

Total SG&A	$44.5	47.9%	$43.8	52.2%	$0.7	1.6%

Interest Income. Interest income increased $39,000 to $195,000 in the twenty-six weeks ended June 30, 2007 compared to $156,000 in the twenty-six weeks ended July 1, 2006, primarily due to higher yielding investments in the twenty-six weeks ended June 30, 2007 compared with same period in the prior year. Invested capital in the twenty-six weeks ended June 30, 2007 was slightly lower than in 2006. During the third quarter of 2006 we liquidated our municipal bonds portfolio and invested our capital in a higher yielding bank money market account.

Interest Expense. Interest expense increased $75,000 to $195,000 in the twenty-six weeks ended June 30, 2007 compared to $120,000 in the twenty-six weeks ended July 1, 2006, primarily due to higher balances on the bank credit facility in the second quarter 2007 compared with same period in the prior year. We expect higher interest expense during the remainder of 2007 compared to the same period in the prior year until the balance owed is reduced.

Income Taxes. No income tax benefit was recorded in the twenty-six weeks ended June 30, 2007 compared with an income tax benefit of approximately $2.9 million in the twenty-six weeks ended July 1, 2006. No income tax benefit was recognized in the twenty-six weeks ended June 30, 2007 because it is uncertain whether the tax benefit of the year-to-date pre-tax loss will be realized during the current year.

Net Loss. As a result of the foregoing factors, a net loss of $4.4 million was recorded in the twenty-six weeks ended June 30, 2007 compared with a net loss of $5.1 million in the twenty-six weeks ended July 1, 2006.

Liquidity and Capital Resources

As of June 30, 2007, cash and cash equivalents were approximately $4.6 million compared to $6.8 million and $5.6 million as of December 30, 2006 and July 1, 2006, respectively. Working capital was $17.5 million, $20.5 million and $19.2 million as of June 30, 2007, December 30, 2006 and July 1, 2006, respectively.

Cash Flows. The following table presents our cash flow activity:

	Twenty-six weeks ended
	June 30, 2007	July 1, 2006
	(In millions)
Operating activities	$(9.6)	$(1.6)
Investing activities	(3.6)	(0.7)
Financing activities	11.0	4.4

During the twenty-six weeks ended June 30, 2007, net cash used in operating activities was $9.6 million compared to $1.6 million in the same period last year. The increase in net cash used in operating activities during the twenty-six weeks ended June 30, 2007 was primarily due to the increase in inventory of $12.3 million and the net loss incurred before depreciation and amortization of $0.8 million, partially offset by increases in deferred revenue of $2.0 million and non-cash stock-based compensation expense of $1.2 million. The increase in inventory during the twenty-six weeks ended June 30, 2007 was due in part to excess merchandise purchases. We have reduced our orders for merchandise. Commitments for merchandise purchases have decreased to $14.9 million at June 30, 2007 from $46.8 million at March 31, 2007. We plan to reduce our inventory by $4.0 million to $6.0 million by the end of 2007, which will positively impact cash flows from operations during the third and fourth quarters of 2007.

Net cash used in investing activities was $3.6 million for the twenty-six weeks ended June 30, 2007 compared with $0.7 million for the twenty-six weeks ended July 1, 2006. Capital expenditures during the twenty-six weeks ended June 30, 2007 were $3.6 million compared to $5.9 million in the twenty-six weeks ended July 1, 2006. Net sale of investments was $5.3 million in the twenty-six weeks ended July 1, 2006. Capital expenditures during the twenty-six weeks ended June 30, 2007 were primarily for furniture, fixtures and equipment for remodeling of existing studios during the period, studios under construction, and capital expenditures related to the new information technology system being implemented during 2007.

During the twenty-six weeks ended June 30, 2007, we opened two new studios. For the remainder of fiscal year 2007, we anticipate that our investment in property and equipment will be between approximately $3.0 million and $4.0 million which primarily is related to our plan to implement our new ERP system, enhance our website, and open one or two new studios. We will fund these capital expenditures through available cash and cash equivalents and from borrowings under our credit facility.

Net cash provided by financing activities in the twenty-six weeks ended June 30, 2007 was $11.0 million. This was comprised of $11.3 million of borrowings against our bank credit facility and repayment of approximately $0.4 million of long-term debt.

As of June 30, 2007, we had available approximately $12.0 million in unused capital resources for our future cash needs as follows:

•	approximately $4.6 million in cash and cash equivalents; and

•	approximately $7.4 million in availability under our working capital line of credit.

We believe that our sources of cash, including cash generated from our planned reduction in inventory, as well as cash and cash equivalents and borrowing available under our working capital line of credit, will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months. Our ability to fund our operations and anticipated capital expenditures in the future will depend on our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. We cannot assure you that additional funds from available sources will be available on terms acceptable to us, or at all.

Commitments. On February 2, 2007, we entered into a Loan, Guaranty and Security Agreement with Wells Fargo Retail Finance, LLC, or the Loan Agreement, which replaced the previous loan with Wells Fargo HSBC Trade Bank, N.A. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20.0 million, which may be increased to $25.0 million at our option, provided we are not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5.0 million. The amount we may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of our personal property, including equipment, fixtures, general intangibles, intellectual property and inventory. The Loan Agreement contains various restrictive covenants, including minimum availability, which is the amount we may borrow under the Loan Agreement, less certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures we may incur in any fiscal year.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability. In the event of default, our interest rates will be increased by approximately two percentage points. The interest rate on outstanding borrowings at June 30, 2007 was 8.25%. As of June 30, 2007, we had outstanding borrowings of $11.3 million under the credit facility and $1.2 million outstanding in letters of credit. As of June 30, 2007, approximately $7.4 million was available for advances under the credit facility.

In June 2006, we financed a portion of our new ERP project with a three-year promissory note of approximately $1.0 million with an interest rate of approximately 2.0%. In accordance with Accounting Principals Board No. 21 “Interest on Receivables and Payables,” or APB 21, we discounted this note to its fair value. The discounted portion of approximately $58,000 is being amortized as interest expense over the life of the note using the effective interest method. As of June 30, 2007, our outstanding borrowings under this and other notes were approximately $0.7 million with interest rates ranging from 2% to 6.75%. Future maturities of notes payable are approximately $0.1 million for the remainder of 2007, $0.4 million for 2008 and $0.2 million for 2009.

Our obligations to purchase merchandise at June 30, 2007 were approximately $14.9 million. Capital commitments at June 30, 2007 consist of purchase commitments of approximately $50,000 for studio remodeling and a commitment to purchase fixtures for new studios of approximately $0.6 million (of which approximately $0.3 million has been prepaid). We lease office space, studios and fulfillment center space under operating leases.

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

Revenue Recognition. We recognize revenue on the date on which we estimate that the product has been received by the customer. We record as deferred revenue any sales made in the last week of the reporting period for which we estimate delivery in the following period. We use third-party freight carrier information to estimate standard delivery times to various locations throughout the United States. Sales are recorded net of expected returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount less any reserve for estimated scrap. The reserve for estimated product returns was approximately $656,000, $565,000 and $417,000 as of June 30, 2007, December 30, 2006 and July 1, 2006, respectively.

Inventory. Inventory consists primarily of finished goods purchased from third-party manufacturers and estimated inbound freight costs. Inventory on hand is carried at a computed average cost which approximates a first-in first-out method and the lower of cost or market. We write down inventory for estimated damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. Although our actual inventory write-downs historically have not differed materially from estimated inventory write-downs, in the future, actual inventory write-downs may differ materially from our reserves. As a result, our operating results and financial condition could be adversely affected. As of June 30, 2007, December 30, 2006 and July 1, 2006, inventory reserves amounted to approximately $3.0 million, $2.3 million and $2.6 million, respectively.

Inventory in transit. We record inventory in transit based upon shipping terms, estimated lead times from our vendors to our freight forwarders as well as purchase order amounts. Actual amounts shipped could differ from our estimate due to transit times as well partial shipments due to shortages or backorders. Inventory in transit was approximately $6.5 million, $5.3 million and $8.0 million as of June 30, 2007, December 30, 2006 and July 1, 2006, respectively.

Accrued freight. We estimate inbound and outbound freight costs based upon an analysis and review of our historical freight costs. These costs may vary due to the actual weight and size of the product shipped as well as added fuel surcharges.

Stock-Based Compensation. In the first quarter 2006, we adopted the modified prospective method for valuing stock options we grant in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. Under SFAS 123R, we recognized $1.2 million of compensation expense related to stock options and employee stock purchases in the twenty-six weeks ended June 30, 2007. Stock based compensation expense is classified in selling, general and administrative expense. We calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model. The following assumptions are used in the model: (1) a blended volatility rate using a combination of historical stock price and market-implied volatility for traded and quoted options on the equities for the group of retail companies for which exchange traded options are observed, (2) a risk-free interest rate based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option, (3) a dividend yield based on historical and expected dividend payouts, (4) an expected life of employee stock options based on the simplified method allowed by SAB 107, and (5) a forfeiture rate based on historical data. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Accounting for Income Taxes. We record an estimated valuation allowance on our deferred tax assets if it is more likely than not that they will not be realized. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or a part of our net deferred tax assets in the future, we would record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. Valuation allowance has been provided for certain of our deferred tax assets for which realization is not deemed to be more likely than not. There was no change in valuation allowance during the twenty-six weeks ended June 30, 2007.

Advertising and Media Costs. Prepaid catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon weighted-average historical revenues attributed to previously issued catalogs. Based on data we have collected, we historically have estimated that catalogs have a period of expected future benefit of two to four months. The period of expected future benefit of our catalogs could decrease if we were to publish new catalogs more frequently in each year, or could increase if we published them less frequently. During the third quarter 2006, we reduced our catalog distribution and began selected media advertising. Prepaid catalog costs are evaluated for realizability at the end of each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. The cost of print media advertisement other than internal catalogs is expensed upon publication. We account for consideration received from our vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received from such vendors were approximately $388,000 and $394,000 in the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively.

Impairment of Long-Lived Assets. We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Management considers the following circumstances and events to assess the recoverability of carrying amounts: 1) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, 2) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, 3) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, and 4) a current expectation that, more likely than not, the long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Decisions to close a studio or facility also can result in accelerated depreciation over the revised useful life. When we close a location that is under a long-term lease, we record a charge for the fair value of the liability associated with that lease at the cease-use date. The fair value of such liability is calculated based on the remaining lease rental payments due under the lease, reduced by estimated rental payments that could be reasonably obtained by us for subleasing the property to a third party. The estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by factors such as future studio profitability, real estate demand and economic conditions that can be difficult to predict. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, a loss is recognized equal to the difference between the carrying value and the fair value of the assets.

Derivative and Hedging Activities. We record derivatives related to cash flow hedges for foreign currency at fair value on our balance sheet, including embedded derivatives. We implemented a new hedging strategy in the first quarter of 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Since we did not meet the criteria for cash flow hedge accounting, we accounted for foreign currency contracts using non-cash flow hedge accounting on a monthly basis by recognizing the net cash settlement gain or loss in other income (loss) and adjusting the carrying amount of open contracts to market by recognizing any corresponding gain or loss in other income (loss). Foreign currency contracts entered into from January to April of 2007 were not designated as cash flow hedge contracts and are being accounted for using this non-cash flow hedge accounting. In the second quarter of 2007, we developed a hedging strategy and policies and procedures that meet the criteria for cash flow hedge accounting. Foreign currency contracts entered into during May and June of 2007 were designated as cash flow hedge contracts and are now accounted for on a monthly basis by recognizing the net cash settlement gain or loss in other comprehensive income (loss) and adjusting the carrying amount of open designated contracts to market by recognizing any corresponding gain or loss in other comprehensive income (loss). Net cash settlement gain or loss is recognized in costs of sales as the underlying hedged inventory is sold in each reporting period.

In the beginning of 2006, we accounted for foreign currency option contracts on a monthly basis using cash flow hedge accounting by recognizing the net cash settlement gain or loss on the call or put option in other comprehensive income (loss) and adjusting the carrying amount of open contracts to market by recognizing any corresponding gain or loss in other comprehensive income (loss). Net cash settlement gain or loss was recognized in costs of sales as the underlying hedged inventory was sold in each reporting period. Our derivative positions were used only to manage identified exposures. Management evaluated our hedges for effectiveness at the time they were designated as well as throughout the hedge period. With respect to any derivative that was deemed ineffective, the ineffective portion was reported through earnings. Management evaluated the ineffectiveness of outstanding contracts when it was probable that the original forecasted transaction would change. We recorded approximately $40,000 and $69,000, respectively, for ineffectiveness in the thirteen weeks and twenty-six weeks ended July 1, 2006. We did not record any amounts for ineffectiveness in the twenty-six weeks ended June 30, 2007. During the second half of 2006, we ceased purchasing hedging contracts and conducted our currency transactions on the spot market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Net Investment Risk

In the twenty-six weeks ended June 30, 2007, we generated all of our net sales in U.S. dollars, but we purchased approximately 47% of our product inventories from manufacturers outside of the United States, and 35% of our product inventory purchases were paid for in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, our effective cost of supplies of product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of sales and decrease our gross margin.

In the beginning of 2006 we accounted for hedging contracts on a monthly basis using cash flow hedge accounting by recognizing the net cash settlement gain or loss on the call or put option in other comprehensive income (loss). Net cash settlement gain or loss was recognized in costs of sales as the underlying inventory which was hedged was sold in each reporting period. Our derivative positions were used only to manage identified exposures. Management evaluated our hedges for effectiveness at the time they were designated as well as throughout the hedge period. With respect to any derivative that was deemed ineffective, the ineffective portion was reported through earnings. Management evaluated the ineffectiveness of outstanding contracts when it was probable that the original forecasted transaction would change. We recorded approximately $40,000 and $69,000, respectively, for ineffectiveness in the thirteen weeks and the twenty-six weeks ended July 1, 2006. We did not record any amounts for ineffectiveness in the twenty-six weeks ended June 30, 2007. During the second part of 2006, we ceased purchasing hedging contracts and conducted our currency transactions on the spot market.

In the twenty-six weeks ended June 30, 2007, the value of the dollar decreased approximately 2% relative to the Euro. During the first quarter of 2007, we began purchasing foreign currency forward contracts with maturities of 12 months or less to hedge our foreign currency risk on anticipated purchases of merchandise based on purchases orders outstanding that did not meet the criteria for cash flow hedge accounting. We accounted for these foreign currency contracts on a monthly basis by recognizing the net cash settlement gain or loss in other income (loss) and adjusting the carrying amount of open contracts to market by recognizing any corresponding gain or loss in other income (loss). In the second quarter of 2007, we developed a hedging strategy and policies and procedures that meet the criteria for cash flow hedge accounting. We accounted for these foreign currency contracts on a monthly basis by recognizing the net cash settlement gain or loss in other comprehensive income (loss) and adjusting the carrying amount of open contracts to market by recognizing any corresponding gain or loss in other comprehensive income (loss). Net cash settlement gain or loss is recognized in costs of sales as the underlying hedged inventory was sold in each reporting period. If our hedging strategy does not help reduce fluctuations in our cost sales and mitigate the impact of strengthening of the Euro relative to the U.S. dollar, we will continue to have difficulties in accurately predicting our cost of sales and our cost of sales may increase, adversely impacting our gross margin.

Interest Rate Risk

We have interest payable on our operating line of credit. Interest on borrowings will be either at Wells Fargo’s prime lending rate, or LIBOR plus 1.25% to 1.75% based upon average availability. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the future financing requirements. As of June 30, 2007, borrowings outstanding under this facility were $11.3 million.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that control deficiencies that constituted material weaknesses at December 30, 2006, as discussed in subsection (b) below, continued to exist in our internal control over financial reporting as of the end of the period covered by the Quarterly Report on Form 10-Q. As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by the Quarterly Report on Form 10-Q at the reasonable assurance level. In light of the material weaknesses described below, we performed additional analyses and other post-closing procedures to determine if our financial statements included in this report were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of December 30, 2006, which were not remediated as of the end of the period covered by this report.

Control Environment — Accounting and Finance Personnel

We had an entity level material weakness in our control environment in that we did not have a sufficient number of personnel or appropriate depth of experience in our accounting and finance departments to prepare accurate and timely interim and annual financial statements in accordance with U.S. GAAP and to comply with SEC requirements. In addition, due to significant turnover during the course of 2006, including the CFO and VP of Finance, without adequate transition of knowledge, company-level and process-level internal controls were inconsistently performed throughout the year. Although we have fully staffed our finance department since the end of fiscal year 2006, including the hiring of additional personnel with appropriate accounting and finance experience, we have not completed the development of policies and procedures for hiring and training of personnel and have not yet verified that internal controls that address our key risks are integrated into our processes and are performed consistently and timely. In addition, we have not yet completed the implementation and testing of procedures for the transition of knowledge in cases of staff turnover. This material weakness impacts all significant accounts.

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

(c) Management’s Remediation Initiatives

We have evaluated the deficiencies we identified in 2005 and 2006. We already have begun to remediate many of the deficiencies, and our control environment has improved substantially in the last twelve months. Our management team has stabilized, with our new CEO having been in place since May 2006 and our new CFO having been in place since September 2006. We have built a new finance and accounting department, including the addition of a new controller who has been in place since July 2006. We successfully reconciled the previously disclosed imbalance between our accrued inventory sub-ledger and the general ledger, have become current again in our SEC reporting and have returned to good standing with Nasdaq. We have improved our operating and finance procedures and have modified our ERP system such that we now have a functioning ERP system that generates timely and reliable financial information.

We are working to implement and test controls sufficient to eliminate many of the material weaknesses identified above. We have identified the deficiencies to be remediated and have appointed a project manager tasked with managing our remediation efforts. We are using an outside consulting firm to provide Sarbanes-Oxley consulting services and will allocate approximately one quarter of each finance department employee’s time during the balance of fiscal 2007 to remediation efforts. However, some of the existing deficiencies will require additional people, process and technology infrastructure, which will take longer to remediate.

To facilitate some of the improvements in the internal control environment, we plan to implement a new ERP system. This new ERP system should replace the majority of our existing legacy systems. We expect the new system to allow us to leverage more automated controls, which will help remediate some of the deficiencies.

Our management has discussed the material weaknesses described above and other deficiencies with our Audit Committee. In an effort to remediate the identified material weaknesses and other deficiencies, we have initiated and/or taken action to remediate material weaknesses related to the following areas:

Control Environment

As noted above, we have filled all of the open positions in our finance department, including our hiring of a new controller who has been in place since July 2006. We plan to develop policies and procedures for hiring and training of personnel to verify that we have a sufficient number of personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. Where necessary, we will supplement personnel with qualified external advisors. We plan to assess the adequacy of knowledge within our current staff and monitor our need for additional personnel. Additionally, where appropriate, we plan to identify training on accounting principles and procedures that would benefit our accounting and finance personnel.

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

(d) Changes in Internal Control over Financial Reporting

Other than the general improvements in our control environment over the last twelve months discussed above, there have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes to the Risk Factors described under Part I, Item 1A, “Risk Factors,” in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

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

Dated: August 9, 2007	DESIGN WITHIN REACH, INC.

/s/ John D. Hellmann
John D. Hellmann
Chief Financial Officer and Secretary
(Duly authorized Officer and Principal Financial Officer)