Form 10-Q
period 2007-09-29
DESIGN WITHIN REACH INC
filed 2007-11-08
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 1, 2007 was 14,452,400.

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

DESIGN WITHIN REACH, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Design Within Reach, Inc.

Condensed Balance Sheets

(Unaudited)

(amounts in thousands, except per share data)

	September 29, 2007	December 30, 2006	September 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$5,558	$6,795	$6,212
Inventory	44,224	33,849	36,511
Accounts receivable (less allowance for doubtful accounts of $244, $384 and $301, respectively)	2,851	2,514	2,561
Income taxes receivable	—	—	2,661
Prepaid catalog costs	1,111	1,046	1,026
Deferred income taxes	2,078	2,078	2,393
Other current assets	2,085	2,434	4,855

Total current assets	57,907	48,716	56,219
Property and equipment, net	23,633	24,507	25,749
Deferred income taxes, net	8,083	8,083	6,593
Other non-current assets	992	888	1,040

Total assets	$90,615	$82,194	$89,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,518	$17,116	$19,437
Accrued expenses	5,008	4,260	5,081
Accrued compensation	2,089	2,445	1,702
Deferred revenue	3,171	1,583	3,285
Customer deposits and other liabilities	2,675	2,342	2,321
Borrowings under loan agreements	11,200	—	2,102
Notes payable discounted, current portion	323	519	361
Capital lease obligation, current portion	—	—	43

Total current liabilities	36,984	28,265	34,332
Deferred rent and lease incentives	5,795	5,580	5,418
Notes payable discounted, net of current portion	320	586	692

Total liabilities	43,099	34,431	40,442

Commitments and Contingencies (Note 6)
Stockholders’ equity
Preferred stock – $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 14,442, 14,418 and 14,414 shares	14	14	14
Additional paid-in capital	58,595	56,849	56,254
Accumulated other comprehensive income	58	—	—
Accumulated deficit	(11,151)	(9,100)	(7,109)

Total stockholders’ equity	47,516	47,763	49,159

Total liabilities and stockholders’ equity	$90,615	$82,194	$89,601

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$49,026	$43,947	$141,942	$127,877
Cost of sales	27,221	25,237	80,074	73,491

Gross margin	21,805	18,710	61,868	54,386
Selling, general and administrative expenses	21,301	20,860	65,783	64,629

Income (loss) from operations	504	(2,150)	(3,915)	(10,243)
Interest income	90	60	285	216
Interest expense	(286)	(105)	(481)	(225)
Other income, net	2,021	48	2,060	117

Income (loss) before income tax benefit	2,329	(2,147)	(2,051)	(10,135)
Income tax benefit	(104)	(901)	(104)	(3,837)

Net income (loss)	$2,433	$(1,246)	$(1,947)	$(6,298)

Net income (loss) per share:
Basic	$0.17	$(0.09)	$(0.13)	$(0.44)
Diluted	$0.17	$(0.09)	$(0.13)	$(0.44)
Weighted average shares used in calculation of net income (loss) per share:
Basic	14,433	14,379	14,424	14,318
Diluted	14,567	14,379	14,424	14,318

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Thirty-nine weeks ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(1,947)	$(6,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,515	6,678
Stock-based compensation	1,714	1,252
Ineffectiveness loss on derivatives	—	69
Loss on the sale/disposal of long-lived assets	48	122
Provision for doubtful accounts	(140)	48
Changes in assets and liabilities:
Inventory	(10,375)	(4,422)
Accounts receivable	(197)	(1,041)
Income taxes receivable	—	(2,661)
Prepaid catalog costs	(65)	211
Deferred income taxes, net	—	(1,293)
Other assets	278	(926)
Accounts payable	(4,512)	1,082
Accrued expenses	275	1,676
Accrued compensation	(356)	164
Deferred revenue	1,588	1,595
Customer deposits and other liabilities	333	(248)
Deferred rent and lease incentives	215	948

Net cash used in operating activities	(7,626)	(3,044)

Cash flows from investing activities:
Purchase of property & equipment	(4,381)	(7,264)
Proceeds from sales of property and equipment	—	17
Purchases of investments	—	(15,275)
Sales of investments	—	24,925

Net cash provided by (used in) investing activities	(4,381)	2,403

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	32	376
Net borrowings under loan agreement	11,200	2,102
Borrowings under promissory notes	—	1,040
Repayments of long-term obligations	(462)	(93)

Net cash provided by financing activities	10,770	3,425

Net increase (decrease) in cash and cash equivalents	(1,237)	2,784
Cash and cash equivalents at beginning of period	6,795	3,428

Cash and cash equivalents at end of period	$5,558	$6,212

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$58	$250
Interest	$413	$225

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

The Company operates on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every four to six years. The Company’s 2006 fiscal year ended on December 30, 2006 and its 2007 fiscal year will end on December 29, 2007. Fiscal years 2006 and 2007 each consists of 52 weeks.

Quarterly information (unaudited)

The accompanying unaudited interim condensed financial statements as of and for the thirteen weeks and thirty-nine weeks ended September 29, 2007 and September 30, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the thirteen weeks and thirty-nine weeks ended September 29, 2007 and September 30, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Inventory

Inventory consists primarily of finished goods purchased from third-party manufacturers. Inventory on hand is carried at a computed average cost which approximates a first-in first-out method and is carried at the lower of cost or market. As of September 29, 2007, December 30, 2006 and September 30, 2006, the Company had inventory of $44.2 million, $33.8 million and $36.5 million, respectively, after write-downs of $3.6 million, $2.3 million and $2.8 million, respectively.

Total inventory includes inventory-in-transit that consists primarily of finished goods purchased from third-party manufacturers and represents those goods that are in-transit from certain vendors, when terms are FOB shipping to the Company. Inventory-in-transit also includes those goods that are in-transit from the Company to its customers and goods that are authorized for return from its customers. Inventory-in-transit is carried at actual cost.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Accounts Payable

As of September 30, 2006, accounts payable included approximately $3.4 million of outstanding checks in excess of the cash balances in the Company’s bank accounts with Wells Fargo Trade Bank, N.A. No outstanding checks were in excess of the cash balances in the Company’s bank accounts with Wells Fargo Trade Bank, N.A at September 29, 2007 and December 30, 2006.

Comprehensive Income (Loss)

The following table presents comprehensive income (loss) for the thirteen weeks and thirty-nine weeks ended September 29, 2007 and September 30, 2006:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
(in thousands)	(unaudited)		(unaudited)
Net income (loss)	$2,433	$(1,246)	$(1,947)	$(6,298)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	—	—	—	(2)
Change in activity related to derivatives	80	56	58	791

Comprehensive income (loss)	$2,513	$(1,190)	$(1,889)	$(5,509)

Income (Loss) per Share

Basic income (loss) per share is calculated by dividing the Company’s net income (loss) available to the Company’s common stockholders for the period by the number of weighted average common shares outstanding for the period. Diluted income per share includes the effects of dilutive instruments, such as stock options and employee stock purchase plan, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. For the thirty-nine weeks ended September 29, 2007, approximately 138,000 shares have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive. For the thirteen weeks and thirty-nine weeks ended September 30, 2006, approximately 175,000 and 218,000 shares, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.

The following table summarizes the incremental shares from potentially dilutive securities, calculated using the treasury stock method at the end of each fiscal period:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
(in thousands)	(unaudited)		(unaudited)
Shares used to compute basic income (loss) per share	14,433	14,379	14,424	14,318
Add: Effect of dilutive options outstanding	134	—	—	—

Shares used to compute diluted income (loss) per share	14,567	14,379	14,424	14,318

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Derivative and Hedging Activities

The Company records derivatives related to cash flow hedges for foreign currency at fair value on its balance sheet, including embedded derivatives. The Company implemented a new hedging strategy in the first quarter 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Since the Company did not meet the criteria for cash flow hedge accounting, the Company accounted for foreign currency contracts using non-cash flow hedge accounting on a monthly basis by recognizing the net cash settlement gain or loss in other income (loss) and adjusting the carrying amount of open contracts to market by recognizing any corresponding gain or loss in other income (loss). Foreign currency contracts entered into from January to April of 2007 were not designated as cash flow hedge contracts and are being accounted for using this non-cash flow hedge accounting. In the second quarter 2007, the Company developed a hedging strategy and policies and procedures that meet the criteria for cash flow hedge accounting. Foreign currency contracts entered into during May through September of 2007 were designated as cash flow hedge contracts and are now accounted for on a monthly basis by recognizing the net cash settlement gain or loss in other comprehensive income (loss) and adjusting the carrying amount of open designated contracts to market by recognizing any corresponding gain or loss in other comprehensive income (loss). Net cash settlement gain or loss is recognized in cost of sales as the underlying hedged inventory is sold in each reporting period.

In the beginning of 2006, the Company accounted for foreign currency option contracts on a monthly basis using cash flow hedge accounting by recognizing the net cash settlement gain or loss on the call or put option in other comprehensive income (loss) and adjusting the carrying amount of open contracts to market by recognizing any corresponding gain or loss in other comprehensive income (loss). Net cash settlement gain or loss was recognized in cost of sales as the underlying hedged inventory was sold in each reporting period. The Company’s derivative positions were used only to manage identified exposures. Management evaluated hedges for effectiveness at the time they were designated as well as throughout the hedge period. With respect to any derivative that was deemed ineffective, the ineffective portion was reported through earnings. Management evaluated the ineffectiveness of outstanding contracts when it was probable that the original forecasted transaction would change. The Company recorded approximately $69,000 for ineffectiveness in the thirty-nine weeks ended September 30, 2006. The Company did not record any amounts for ineffectiveness in the thirteen weeks and thirty-nine weeks ended September 29, 2007 and the thirteen weeks ended September 30, 2006.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The Company’s significant accounting estimates include estimates of dates on which product has been received by the customer used in determining when to recognize revenue, estimates of market value used in calculating inventory reserves to reflect inventory carried at a lower of cost or market, estimates of uncollectible accounts receivable, estimates of fair value used in calculating the value of stock-based compensation, estimates of expected future cash flows and useful lives used in the review for impairment of long-lived assets, estimates of the Company’s ability to realize its deferred tax assets which are also used to establish whether valuation allowances are needed on those assets, estimates of freight costs used to calculate accrued liabilities, estimates of returns used to calculate sales returns reserves, estimates for determining inventory in transit, estimates for the amortization of prepaid catalog costs, estimates for calculating certain accrued liabilities and estimates related to the recognition of hedging gains and losses in cost of sales. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value; the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company’s financial statements.

Note 2 – Other Income Related to Lease Termination

The Company recorded other income of $2.2 million after related expenses as a result of the early termination of a studio lease per an agreement between the Company and the landlord.

Note 3 – Income Taxes

In accordance with FIN 48, the Company recorded a discrete item of $0.1 million in the third quarter 2007 due to a change in judgment that resulted in a change in measurement of a tax position taken in a prior annual period. No income tax expense or benefit related to net income (loss) was recognized in the thirteen weeks and thirty-nine weeks ended September 29, 2007 because it is uncertain whether the tax benefit of the year-to-date pre-tax loss will be realized during the current year.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Note 4 – Notes Payable and Loan Agreement

On February 2, 2007, the Company entered into a Loan, Guaranty and Security Agreement with Wells Fargo Retail Finance, LLC (the “Loan Agreement”) which replaced the previous loan with Wells Fargo HSBC Trade Bank, N.A. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20.0 million, which may be increased to $25.0 million at the Company’s option provided the Company is not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5.0 million. The amount the Company may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of the Company’s personal property, including equipment, fixtures, general intangibles, intellectual property and inventory. The Loan Agreement contains various restrictive covenants, including minimum availability, which is the amount the Company may borrow under the Loan Agreement, less certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures the Company may incur in any fiscal year. The Company is currently in compliance with all of these restrictive covenants.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability. In the event of default, the Company’s interest rates will be increased by approximately two percentage points. The weighted-average interest rate on outstanding borrowings at September 29, 2007 was 7.03%. As of September 29, 2007, the Company had outstanding borrowings of $11.2 million under its credit facility and $1.3 million outstanding in letters of credit. As of September 29, 2007, approximately $7.5 million was available for advances under the credit facility.

In June 2006, the Company financed a portion of its new information technology project with a three-year promissory note of approximately $1.0 million with an interest rate of approximately 2.0%. In accordance with Accounting Principals Board No. 21 “Interest on Receivables and Payables” (“APB 21”), the Company discounted this note to its fair value. The discounted portion of approximately $58,000 is being amortized as interest expense over the life of the note using the effective interest method. As of September 29, 2007, the Company’s outstanding borrowings under this and other notes were approximately $643,000 with interest rates ranging from 2% to 6.75%. Future maturities of notes payable are approximately $58,000 for the remainder of 2007, $357,000 for 2008 and $228,000 for 2009.

Note 5 – Related-Party Transactions

The Company rents studio space from an affiliate of the Chairman of the Company’s Board of Directors. Rent payments applicable to this space were approximately $40,000 for each of the thirteen week periods ended September 29, 2007 and September 30, 2006, and $120,000 for each of the thirty-nine week periods ended September 29, 2007 and September 30, 2006.

The Company entered into an agreement with Robert Forbes, Jr., the Company’s founder, to prepare monthly Company newsletters. Expenses for services provided by Mr. Forbes were $8,000 and $44,000 for the thirteen weeks and thirty-nine weeks ended September 29, 2007, respectively. Mr. Forbes served as a member of the Board of Directors of the Company until he resigned on January 10, 2007.

The Company made sales to certain members of its Board of Directors. These sales were approximately $1,000 and $8,000 for the thirteen week periods ended September 29, 2007 and September 30, 2006, respectively, and $2,000 and $14,000 for the thirty-nine week periods ended September 29, 2007 and September 30, 2006, respectively.

Note 6 – Commitments

At September 29, 2007, the Company’s obligations to purchase merchandise were approximately $13.7 million. The Company leases office space, studios and fulfillment center space under operating leases. Capital commitments for new studios at September 29, 2007 were approximately $0.3 million for leasehold improvements and $0.3 million for fixtures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution on Forward-Looking Statements

The following discussion contains forward-looking statements, which involve risks and uncertainties. Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. Our actual results could differ materially from those anticipated in these forward-looking statements that are subject to a number of risks, uncertainties, assumptions and various factors as set forth under the caption “Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 30, 2006. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Overview

Design Within Reach is an integrated multi-channel provider of distinctive modern design furnishings and accessories offering products to both residential and commercial customers through three integrated sales channels consisting of our studios, website and phone. We offer a wide range of products in numerous categories, including chairs, tables, workspace, outdoor furniture, lighting, floor coverings, beds and related accessories, bathroom fixtures, fans and other home and office accessories.

Our business operates on the premise that multiple, integrated sales channels improve customer convenience, reinforce brand awareness, and enhance knowledge of our products. Our customers often use all of these channels in the course of making a purchase decision. While our studios are our primary sales vehicle, our website and catalog are focused marketing vehicles and tools for building brand awareness and educating the customer about our products and designers. The furniture buying process can be a lengthy one, especially in the luxury segment that we occupy. This often requires the customer to contact us multiple times before making a purchase. We believe the seamless connection among our studio, website and phone sales channels help to facilitate this process. We believe the fact that many of our studio proprietors and sales executives are educated in design and have design related experience provides a better customer experience and helps to drive sales.

We have experienced significant growth in sales and the number of customers since our founding in 1998. We began selling products through our call center and website in the second half of 1999. We opened our first studio in November 2000. We base our decisions on where to open new studios by categorizing markets into “tiers” based on household population statistics and supporting sales data collected from our other sales channels. Our experience indicates that studio openings significantly improve our overall market penetration rates in the markets in which they are located. In addition, we have seen our online sales increase in markets where we have studios compared to markets where we do not have studios. We have continued to increase sales as our studio base grows. Studios have increased in number from one at the end of 2001 to 65 studios and one outlet operating in 24 states and the District of Columbia as of September 29, 2007. Most of our studios have been open less than three full years. During the thirty-nine weeks ended September 29, 2007, we opened two new studios and one replacement studio. We expect to open one new studio in the remainder of 2007.

All of our sales channels utilize a single common inventory held at our Hebron, Kentucky fulfillment center. Because we don’t offer a “cash and carry” option in our studios, we are able to more fully utilize selling space and avoid the operational issues that often arise with stock balancing and store replenishment. We currently source our products primarily in the U.S. and Europe. During the thirty-nine weeks ended September 29, 2007, we purchased approximately 47% of our product inventories from manufacturers outside of the United States, and 36% of our product inventory purchases were paid for in Euros. We implemented a hedging strategy in the first quarter of 2007 to mitigate the impact of currency fluctuations, which did not meet the criteria for cash flow hedge accounting. In the second quarter of 2007, we developed a hedging strategy and policies and procedures that meet the criteria for cash flow hedge accounting. We plan to develop products internally, include more exclusive items in our mix, and source products in other parts of the world, including Latin America and Asia, where product costs are expected to be lower. However, we believe this will not begin to favorably impact our product margins until fiscal year 2008.

Basis of Presentation

Net sales consist of studio sales, online sales, phone sales, other sales, and shipping and handling fees, net of returns by customers. Studio sales consist of sales of merchandise to customers through our studios. Online sales consist of sales of merchandise from orders placed through our website. Phone sales consist of sales of merchandise through our toll-free numbers. Other sales consist of warehouse sales and outlet sales of product samples, returned product from customers, “scratch and dent” merchandise and overstocked product. Warehouse sales consist of periodic clearance sales at various locations. Outlet sales consist of sales at our Secaucus, New Jersey outlet. Shipping and handling fees consist of amounts we charge customers for the delivery of merchandise. Cost of sales consists of the cost of the products we sell, and inbound and outbound freight costs. Handling costs, including our fulfillment center expenses, are included in selling, general and administrative expenses. Our gross margins may not be comparable to those of other companies because some companies include all of the costs related to their distribution network in cost of sales, and others, including us, may exclude a portion of them from gross margin, including them instead in other line items, such as selling, general and administrative expenses.

Selling, general and administrative expenses consist of studio, corporate and fulfillment center costs, including expenses associated with salaries and benefits, occupancy, catalog distributions, website maintenance, advertisements and promotions, and professional, accounting, legal and Sarbanes-Oxley compliance consulting, or SOX, fees.

We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every four to six years. Our 2006 fiscal year ended on December 30, 2006 and our 2007 fiscal year will end on December 29, 2007. Fiscal years 2006 and 2007 each consists of 52 weeks.

Results of Operations

Comparison of the thirteen weeks ended September 29, 2007 (Third Quarter 2007) to the thirteen weeks ended September 30, 2006 (Third Quarter 2006)

Net Sales. Net sales increased $5.1 million, or 11.6%, to $49.0 million in the third quarter 2007, from $43.9 million in the third quarter 2006. Studio sales increased $4.5 million, or 16.4%, to $31.9 million in the third quarter 2007 compared to $27.4 million in the third quarter 2006. Incremental sales generated from three studios opened from July 2006 through September 2007 were $0.8 million. We had 65 studios and one outlet open at the end of the third quarter 2007 compared to 62 studios and one outlet open at the end of the third quarter 2006. Online sales decreased approximately $0.2 million, or 2.6%, and phone sales decreased $0.2 million, or 4.3%, in the third quarter 2007 compared to the third quarter 2006. Other sales increased approximately $1.2 million, or 150.0%, compared to the same period last year. This increase in other sales is primarily related to the outlet which opened in June 2006 with sales of $1.4 million in the third quarter of 2007 compared to sales of $0.7 million in the third quarter of 2006, and two warehouse sales events in the third quarter 2007 compared to two smaller sample sales events in the third quarter 2006. Sales in the outlet consist primarily of merchandise returned by customers. Shipping and handling fees received from customers for delivery of merchandise decreased $0.2 million, or 5.7%, to $3.3 million in the third quarter 2007 compared to $3.5 million in the third quarter 2006. This decrease is primarily attributed to us charging lower shipping and handling fees to our customers in the third quarter 2007 compared to the third quarter 2006.

The following table presents net sales by sales channel:

	Thirteen weeks ended
(in millions)	September 29, 2007	% of Net Sales	September 30, 2006	% of Net Sales	Change	% Change
Studio sales	$31.9	65.1%	$27.4	62.4%	$4.5	16.4%
Online sales	7.4	15.1%	7.6	17.3%	(0.2)	(2.6)%
Phone sales	4.4	9.0%	4.6	10.5%	(0.2)	(4.3)%
Other sales	2.0	4.1%	0.8	1.8%	1.2	150.0%
Shipping and handling fees	3.3	6.7%	3.5	8.0%	(0.2)	(5.7)%

Net sales	$49.0	100.0%	$43.9	100.0%	$5.1	11.6%

Cost of Sales. Cost of sales increased by $2.0 million, or 7.9%, to $27.2 million in the third quarter 2007 from $25.2 million in the third quarter 2006. As a percentage of net sales, cost of sales decreased to 55.5% in the third quarter 2007 from 57.4% in third quarter 2006. Cost of sales consists of cost of product sales and freight shipping costs. The decrease in cost of sales as a percentage of net sales is primarily attributed to lower freight shipping costs in the third quarter 2007 compared to the third quarter 2006.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased by $0.4 million, or 1.9%, to $21.3 million in the third quarter 2007 from $20.9 million in the third quarter 2006. As a percentage of net sales, SG&A expenses decreased to 43.5% in the third quarter 2007 from 47.6% in the third quarter 2006, which is primarily due to our increased sales. The increase in SG&A expenses is primarily due to the following:

•

Salaries and benefits expenses increased $0.8 million, or 9.6%, to $9.1 million in the third quarter 2007 from $8.3 million in the third quarter 2006. This increase is primarily related to a $0.5 million increase in commission and bonus expense and a $0.1 million increase in salary and contract labor expenses. The increase in commission and bonus expense is primarily related to the increased sales.

•

Occupancy and related expenses decreased $0.3 million, or 4.3%, to $6.6 million in the third quarter 2007 compared to $6.9 million in third quarter 2006. This decrease is primarily due to a $0.6 million decrease in depreciation expense related to our information technology system which was fully depreciated in the first quarter 2007, partially offset by a $0.3 million increase in depreciation expense as a result of the change in the estimated useful life of assets related to the early termination of a studio lease. We are currently implementing a new information technology system that is expected to be operational in 2008.

•

Catalog, advertising and promotions expenses increased approximately $0.4 million, or 21.1%, to $2.3 million in the third quarter 2007 from $1.9 million in the third quarter 2006. This increase is primarily related to a $0.3 million increase in media advertising and $0.2 million increase in catalog expenses.

•

Other SG&A expenses increased $0.2 million, or 7.7%, to $2.8 million in the third quarter 2007 compared to $2.6 million in the third quarter 2006. The increase is primarily due to a $0.1 million increase in website-related and software expenses, and a $0.1 million increase in studio distribution expenses.

•

Professional, accounting, legal and SOX expenses decreased $0.7 million, or 58.3%, to $0.5 million in the third quarter 2007 compared to $1.2 million in third quarter 2006. The decrease is primarily due to a $0.4 million decrease in accounting and consulting fees directly related to SEC reporting and SOX compliance, a $0.2 million decrease in legal expenses and a $0.1 million decrease in public company reporting costs.

The following table presents SG&A expenses by major expense categories:

	Thirteen weeks ended
(in millions)	September 29, 2007	% of Net Sales	September 30, 2006	% of Net Sales	Change	% Change
Salaries and benefits	$9.1	18.6%	$8.3	18.9%	$0.8	9.6%
Occupancy and related expenses	6.6	13.5%	6.9	15.7%	(0.3)	(4.3)%
Catalog, advertising and promotion	2.3	4.7%	1.9	4.4%	0.4	21.1%
Other SG&A expenses	2.8	5.7%	2.6	5.9%	0.2	7.7%
Professional, accounting, legal and SOX	0.5	1.0%	1.2	2.7%	(0.7)	(58.3)%

Total SG&A	$21.3	43.5%	$20.9	47.6%	$0.4	1.9%

Interest Income. Interest income increased $30,000 to $90,000 in the third quarter 2007 compared to $60,000 in the third quarter 2006, primarily due to higher yielding investments in the third quarter 2007 compared with the third quarter 2006. Invested capital during the third quarter 2007 was slightly lower than the third quarter 2006. During the third quarter 2006 we liquidated our municipal bonds portfolio and invested our capital in a higher yielding bank money market account.

Interest Expense. Interest expense increased $181,000 to $286,000 in the third quarter 2007 compared to $105,000 in the third quarter 2006, primarily due to higher balances outstanding on our credit facility in the third quarter 2007 compared with the third quarter 2006.

Other Income, Net. Other income consists of a net gain of $2.2 million after related expenses as a result of the early termination of a studio lease per an agreement between the Company and the landlord, partially offset by foreign currency exchange losses of $0.2 million.

Income Taxes. In accordance with FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, we recorded a discrete item of $0.1 million in the third quarter 2007 due to a change in judgment that resulted in a change in measurement of a tax position taken in a prior annual period. No income tax expense was recorded in the third quarter 2007 because it is uncertain whether the tax benefit of the year-to-date pre-tax loss will be realized during the current year. An income tax benefit of approximately $0.9 million was recorded in the third quarter 2006.

Net Income (Loss). As a result of the foregoing factors, we recorded income of $2.4 million in the third quarter 2007 compared with a net loss of $1.2 million in the third quarter 2006. The third quarter 2007 net income is comprised of income from operations of $0.5 million, total net other income of $2.0 million primarily attributed to the net gain from the early termination of a studio lease, interest income, interest expense, and the discrete item related to income taxes of $0.1 million described above.

Comparison of the thirty-nine weeks ended September 29, 2007 to the thirty-nine weeks ended September 30, 2006

Net Sales. Net sales increased $14.0 million, or 10.9%, to $141.9 million in the thirty-nine weeks ended September 29, 2007, from $127.9 million in the thirty-nine weeks ended September 30, 2006. Studio sales increased $15.2 million, or 19.7%, to $92.2 million in the thirty-nine weeks ended September 29, 2007 compared to $77.0 million in the same period last year. Incremental sales generated from nine studios opened from January 2006 through September 2007 were $5.3 million. Online sales decreased approximately $0.1 million, or 0.5%, and phone sales decreased $0.5 million, or 3.5%, in the thirty-nine weeks ended September 29, 2007 compared to the thirty-nine weeks ended September 30, 2006. Other sales increased approximately $1.6 million, or 43.2%, compared to the same period last year. This increase in other sales is primarily related to an increase of $2.9 million in sales generated from our outlet that opened at the end of the second quarter 2006. This increase was partially offset by the decrease in warehouse sales of $1.3 million primarily related to a large warehouse sales event in the thirty-nine weeks ended September 30, 2006 that was not repeated in the thirty-nine weeks ended September 29, 2007. Shipping and handling fees received from customers for delivery of merchandise decreased $2.2 million, or 19.6%, to $9.0 million in the thirty-nine weeks ended September 29, 2007 compared to $11.2 million in the thirty-nine weeks ended September 30, 2006. This decrease is primarily attributed to our charging lower shipping and handling fees to our customers and five free shipping promotions during the thirty-nine weeks ended September 29, 2007 compared to two free shipping promotions during the thirty-nine weeks ended September 30, 2006.

The following table presents net sales by sales channel:

	Thirty-nine weeks ended
(in millions)	September 29, 2007	% of Net Sales	September 30, 2006	% of Net Sales	Change	% Change
Studio sales	$92.2	65.0%	$77.0	60.2%	$15.2	19.7%
Online sales	21.8	15.4%	21.9	17.1%	(0.1)	(0.5)%
Phone sales	13.6	9.6%	14.1	11.0%	(0.5)	(3.5)%
Other sales	5.3	3.7%	3.7	2.9%	1.6	43.2%
Shipping and handling fees	9.0	6.3%	11.2	8.8%	(2.2)	(19.6)%

Net sales	$141.9	100.0%	$127.9	100.0%	$14.0	10.9%

Cost of Sales. Cost of sales increased by $6.6 million, or 9.0%, to $80.1 million in the thirty-nine weeks ended September 29, 2007 from $73.5 million in the thirty-nine weeks ended September 30, 2006. The increase in cost of sales is due to the increase in sales. As a percentage of net sales, cost of sales decreased to 56.4% in the thirty-nine weeks ended September 29, 2007 from 57.5% in the thirty-nine weeks ended September 30, 2006. Cost of sales consists of cost of product sales and freight shipping costs. The decrease in cost of sales as a percentage of net sales is primarily attributed to lower freight shipping costs in 2007 compared to 2006.

Selling, General and Administrative Expenses. SG&A expenses increased by $1.2 million, or 1.9%, to $65.8 million in the thirty-nine weeks ended September 29, 2007 from $64.6 million in the thirty-nine weeks ended September 30, 2006. As a percentage of net sales, SG&A expenses decreased to 46.4% in the thirty-nine weeks ended September 29, 2007 from 50.5% in the thirty-nine weeks ended September 30, 2006, primarily attributable to the increased net sales. The increase in SG&A expenses is primarily due to the following:

•

Salaries and benefits expenses increased $1.9 million, or 7.5%, to $27.4 million in the thirty-nine weeks ended September 29, 2007 from $25.5 million in the thirty-nine weeks ended September 30, 2006. This increase is primarily related to a $1.1 million increase in salary and contract labor expenses, a $1.1 million increase in commission and bonus expense, a $0.5 million increase in stock-based compensation expense and a $0.2 million increase in recruiting and relocation expenses, partially offset by a $0.9 million decrease in severance costs. Of the increase in salaries and benefits expenses noted above, approximately $1.3 million is related to the nine new studios and one outlet opened from January 2006 through September 2007. Salaries and benefits expenses are expected to increase due to benefit cost increases, commissions related to sales increases, if any, and headcount increases from new studios not operating in the prior comparable period. We may increase or decrease headcount depending on operating requirements and cost considerations that would affect salaries and benefits expenses.

•

Occupancy and related expenses decreased $0.4 million, or 2.1%, to $19.0 million in the thirty-nine weeks ended September 29, 2007 compared to $19.4 million in the thirty-nine weeks ended September 30, 2006. This decrease is primarily due to a $1.5 million decrease in depreciation expense related to our information technology system, which was fully depreciated in the first quarter 2007. We are currently implementing a new information technology system that is expected to be operational in 2008. This decrease was partially offset by a $0.7 million increase in rent and related operating expenses associated with the nine new studios and one outlet opened from January 2006 through September 2007 and a $0.3 million increase in depreciation expense as a result of the change in the estimated useful life of assets related to the early termination of a studio lease. Occupancy and related expenses are expected to increase with the opening of new studios.

•

Catalog, advertising and promotions expenses decreased approximately $0.8 million, or 10.5%, to $6.8 million in the thirty-nine weeks ended September 29, 2007 from $7.6 million in the thirty-nine weeks ended September 30, 2006. This decrease is primarily related to a $1.8 million decrease in catalog expense and a $0.3 million decrease in visual, prototypes and sample expenses, partially offset by a $1.4 million increase in media advertising. During the third quarter 2006, we reduced our catalog distribution and began selected media advertising.

•

Other SG&A expenses increased $0.9 million, or 11.4%, to $8.8 million in the thirty-nine weeks ended September 29, 2007 compared to $7.9 million in the thirty-nine weeks ended September 30, 2006. The increase is primarily due to a $0.4 million increase in website-related and software expenses, a $0.2 million increase in sales related merchant fees and a $0.2 million increase in studio distribution expense.

•

Professional, accounting, legal and SOX expenses decreased $0.4 million, or 9.5%, to $3.8 million in the thirty-nine weeks ended September 29, 2007 compared to a $4.2 million in the thirty-nine weeks ended September 30, 2006. The decrease is primarily due to a $0.5 million decrease in legal expenses and a $0.1 million decrease in public company reporting costs, partially offset by a $0.2 million increase in accounting fees directly related to SEC reporting and SOX compliance.

The following table presents SG&A expenses by major expense categories:

	Thirty-nine weeks ended
(in millions)	September 29, 2007	% of Net Sales	September 30, 2006	% of Net Sales	Change	% Change
Salaries and benefits	$27.4	19.3%	$25.5	19.9%	$1.9	7.5%
Occupancy and related expenses	19.0	13.4%	19.4	15.2%	(0.4)	(2.1)%
Catalog, advertising and promotion	6.8	4.8%	7.6	5.9%	(0.8)	(10.5)%
Other SG&A expenses	8.8	6.2%	7.9	6.2%	0.9	11.4%
Professional, accounting, legal and SOX	3.8	2.7%	4.2	3.3%	(0.4)	(9.5)%

Total SG&A	$65.8	46.4%	$64.6	50.5%	$1.2	1.9%

Interest Income. Interest income increased $69,000 to $285,000 in the thirty-nine weeks ended September 29, 2007 compared to $216,000 in the thirty-nine weeks ended September 30, 2006, primarily due to higher yielding investments in the thirty-nine weeks ended September 29, 2007 compared with same period in the prior year. Invested capital in the thirty-nine weeks ended September 29, 2007 was slightly lower than in 2006. During the third quarter 2006, we liquidated our municipal bonds portfolio and invested our capital in a higher yielding bank money market account.

Interest Expense. Interest expense increased $256,000 to $481,000 in the thirty-nine weeks ended September 29, 2007 compared to $225,000 in the thirty-nine weeks ended September 30, 2006, primarily due to higher balances outstanding on our credit facility in the thirty-nine weeks ended September 29, 2007 compared with same period in the prior year. We expect higher interest expense during the remainder of 2007 compared to the same period in the prior year until the balance owed is reduced.

Other Income, Net. Other income consists of a net gain of $2.2 million after related expenses as a result of the early termination of a studio lease per an agreement between the Company and the landlord, partially offset by foreign currency exchange losses of $0.2 million.

Income Taxes. In accordance with FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, we recorded a discrete item of $0.1 million in the third quarter 2007 due to a change in judgment that resulted in a change in measurement of a tax position taken in a prior annual period. No income tax benefit was recorded in the thirty-nine weeks ended September 29, 2007 because it is uncertain whether the tax benefit of the year-to-date pre-tax loss will be realized during the current year. An income tax benefit of approximately $3.8 million was recorded in the thirty-nine weeks ended September 30, 2006.

Net Loss. As a result of the foregoing factors, a net loss of $1.9 million was recorded in the thirty-nine weeks ended September 29, 2007 compared with a net loss of $6.3 million in the thirty-nine weeks ended September 30, 2006.

Liquidity and Capital Resources

As of September 29, 2007, cash and cash equivalents were approximately $5.6 million compared to $6.8 million and $6.2 million as of December 30, 2006 and September 30, 2006, respectively. Working capital was $20.9 million, $20.5 million and $21.9 million as of September 29, 2007, December 30, 2006 and September 30, 2006, respectively.

Cash Flows. The following table presents our cash flow activity:

	Thirteen weeks ended		Thirty-nine weeks ended
(in millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Operating activities	$2.0	$(1.4)	$(7.6)	$(3.0)
Investing activities	(0.8)	3.1	(4.4)	2.4
Financing activities	(0.2)	(1.0)	10.8	3.4

During the thirty-nine weeks ended September 29, 2007, net cash used in operating activities was $7.6 million compared to $3.0 million in the same period last year. The net cash used in operating activities during the thirty-nine weeks ended September 29, 2007 was primarily due to the increase in inventory of $10.4 million and the decrease in accounts payable of $4.5 million, partially offset by net income incurred before depreciation and amortization of $3.6 million, increases in deferred revenue of $1.6 million and non-cash stock-based compensation expense of $1.7 million. The increase in inventory during the thirty-nine weeks ended September 29, 2007 was due in part to excess merchandise purchases. We reduced our inventory by $1.9 million during the third quarter 2007 and reduced our orders for merchandise for the remainder of 2007. We plan to further reduce our inventory by $4.0 million to $6.0 million by the end of 2007 which, if attained, will positively impact cash flows from operations during the fourth quarter 2007. We cannot assure you that we will be able to generate sufficient sales to reduce our inventory levels since our sales are subject to prevailing economic conditions which are beyond our control.

Net cash of $4.4 million was used by investing activities for the thirty-nine weeks ended September 29, 2007 compared to net cash of $2.4 million provided by investing activities for the thirty-nine weeks ended September 30, 2006. Capital expenditures during the thirty-nine weeks ended September 29, 2007 were $4.4 million compared to $7.3 million in the thirty-nine weeks ended September 30, 2006. Net sales of investments were $9.7 million in the thirty-nine weeks ended September 30, 2006. Capital expenditures during the thirty-nine weeks ended September 29, 2007 were primarily for furniture, fixtures and equipment for remodeling of existing studios during the period, studios under construction, and capital expenditures related to the new information technology system being implemented during 2007 which we expect to be operational in 2008.

During the thirty-nine weeks ended September 29, 2007, we opened two new studios and one replacement studio. For the remainder of fiscal year 2007, we anticipate that our investment in property and equipment will be between approximately $1.0 million and $2.0 million, which is primarily related to our new information technology system implementation and website enhancement, and our plan to open one new studio. We will fund these capital expenditures through available cash and cash equivalents and from borrowings under our credit facility.

Net cash provided by financing activities in the thirty-nine weeks ended September 29, 2007 was $10.8 million, compared with $3.4 million for the thirty-nine weeks ended September 30, 2006. Net cash provided by financial activities in the thirty-nine weeks ended September 29, 2007 was comprised of approximately $11.2 million of borrowings under our credit facility, reduced by $0.5 million repayment of long-term debt. We will use excess cash provided by operations, if any, to further reduce borrowings under our loan agreement.

As of September 29, 2007, we had available approximately $13.1 million in unused capital resources for our future cash needs as follows:

•	approximately $5.6 million in cash and cash equivalents; and

•	approximately $7.5 million in availability under our credit facility.

We believe that our sources of cash, including cash generated from our planned reduction in inventory, as well as cash and cash equivalents and borrowing available under our credit facility, will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months. Our ability to fund our operations and anticipated capital expenditures in the future will depend on our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

Commitments. On February 2, 2007, we entered into a Loan, Guaranty and Security Agreement with Wells Fargo Retail Finance, LLC, or the Loan Agreement, which replaced the previous loan with Wells Fargo HSBC Trade Bank, N.A. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20.0 million, which may be increased to $25.0 million at our option, provided we are not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5.0 million. The amount we may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of our personal property, including equipment, fixtures, general intangibles, intellectual property and inventory. The Loan Agreement contains various restrictive covenants, including minimum availability, which is the amount we may borrow under the Loan Agreement, less certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures we may incur in any fiscal year. We are currently in compliance with all of these restrictive covenants.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability. In the event of default, our interest rates will be increased by approximately two percentage points. The weighted-average interest rate on outstanding borrowings at September 29, 2007 was 7.03%. As of September 29, 2007, we had outstanding borrowings of $11.2 million under the credit facility and $1.3 million outstanding in letters of credit. As of September 29, 2007, approximately $7.5 million was available for advances under the credit facility.

In June 2006, we financed a portion of our new information technology project with a three-year promissory note of approximately $1.0 million with an interest rate of approximately 2.0%. In accordance with Accounting Principals Board No. 21 “Interest on Receivables and Payables,” or APB 21, we discounted this note to its fair value. The discounted portion of approximately $58,000 is being amortized as interest expense over the life of the note using the effective interest method. As of September 29, 2007, our outstanding borrowings under this and other notes were approximately $643,000 with interest rates ranging from 2% to 6.75%. Future maturities of notes payable are approximately $58,000 for the remainder of 2007, $357,000 for 2008 and $228,000 for 2009.

Our obligations to purchase merchandise at September 29, 2007 were approximately $13.7 million. Capital commitments for new studios at September 29, 2007 were approximately $0.3 million for leasehold improvements and $0.3 million for fixtures.

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

We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every four to six years. Our 2006 fiscal year ended on December 30, 2006 and our 2007 fiscal year will end on December 29, 2007. Fiscal years 2006 and 2007 each consists of 52 weeks.

Revenue Recognition. We recognize revenue on the date on which we estimate that the product has been received by the customer. We retain title to items and bear the risk of loss until delivery on shipments from our warehouse. We take title to items drop shipped by vendors at the time of shipment and bear the risk of loss until delivery to customers. We record as deferred revenue any sales made in the last week of the reporting period for which we estimate delivery in the following period. We use third-party freight carrier information to estimate standard delivery times to various locations throughout the United States. Sales are recorded net of expected returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount less any reserve for estimated scrap. The reserves for estimated product returns were approximately $655,000, $565,000 and $619,000 as of September 29, 2007, December 30, 2006 and September 30, 2006, respectively.

Inventory. Inventory consists primarily of finished goods purchased from third-party manufacturers and estimated inbound freight costs. Inventory on hand is carried at a computed average cost which approximates a first-in first-out method and the lower of cost or market. We write down inventory for estimated damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. Although our actual inventory write-downs historically have not differed materially from estimated inventory write-downs, in the future, actual inventory write-downs may differ materially from our reserves. As a result, our operating results and financial condition could be adversely affected. As of September 29, 2007, December 30, 2006 and September 30, 2006, estimated inventory write-downs were approximately $3.6 million, $2.3 million and $2.8 million, respectively.

Inventory in transit. We record inventory in transit based upon shipping terms, estimated lead times from our vendors to our freight forwarders as well as purchase order amounts. Actual amounts shipped could differ from our estimate due to transit times as well partial shipments due to shortages or backorders. Inventory in transit was approximately $3.9 million, $6.6 million and $5.1 million as of September 29, 2007, December 30, 2006 and September 30, 2006, respectively.

Accrued freight. We estimate inbound and outbound freight costs based upon an analysis and review of our historical freight costs. These costs may vary due to the actual weight and size of the product shipped as well as added fuel surcharges.

Stock-Based Compensation. In the first quarter 2006, we adopted the modified prospective method for valuing stock options we grant in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. Under SFAS 123R, we recognized $1.7 million and $1.3 million of compensation expense related to stock options in the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively. Stock based compensation expense is classified in selling, general and administrative expense. We calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model. The following assumptions are used in the model: (1) a blended volatility rate using a combination of historical stock price and market-implied volatility for traded and quoted options on the equities for the group of retail companies for which exchange traded options are observed, (2) a risk-free interest rate based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option, (3) a dividend yield based on historical and expected dividend payouts, (4) an expected life of employee stock options based on the simplified method allowed by SAB 107, and (5) a forfeiture rate based on historical data. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Accounting for Income Taxes. We record an estimated valuation allowance on our deferred tax assets if it is more likely than not that they will not be realized. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or a part of our net deferred tax assets in the future, we would record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. Valuation allowance has been provided for certain of our deferred tax assets for which realization is not deemed to be more likely than not. There was no change in valuation allowance during the thirty-nine weeks ended September 29, 2007. No income tax benefit was recorded in the thirty-nine weeks ended September 29, 2007 because it is uncertain whether the tax benefit of the year-to-date pre-tax loss will be realized during the current year.

Advertising and Media Costs. Prepaid catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon weighted-average historical revenues attributed to previously issued catalogs. Based on data we have collected, we historically have estimated that catalogs have a period of expected future benefit of two to four months. The period of expected future benefit of our catalogs could decrease if we were to publish new catalogs more frequently in each year, or could increase if we published them less frequently. During the third quarter 2006, we reduced our catalog distribution and began selected media advertising. Prepaid catalog costs are evaluated for realizability at the end of each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. The cost of print media advertisement other than internal catalogs is expensed upon publication. We account for consideration received from our vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received from such vendors were approximately $538,000 and $475,000 in the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively.

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

Derivative and Hedging Activities. We record derivatives related to cash flow hedges for foreign currency at fair value on our balance sheet, including embedded derivatives. We implemented a new hedging strategy in the first quarter 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Since we did not meet the criteria for cash flow hedge accounting, we accounted for foreign currency contracts using non-cash flow hedge accounting on a monthly basis by recognizing the net cash settlement gain or loss in other income (loss) and adjusting the carrying amount of open contracts to market by recognizing any corresponding gain or loss in other income (loss). Foreign currency contracts entered into from January to April of 2007 were not designated as cash flow hedge contracts and were being accounted for using this non-cash flow hedge accounting. In the second quarter 2007, we developed a hedging strategy and policies and procedures that meet the criteria for cash flow hedge accounting. Foreign currency contracts entered into during May through September of 2007 were designated as cash flow hedge contracts and are now accounted for on a monthly basis by recognizing the net cash settlement gain or loss in other comprehensive income (loss) and adjusting the carrying amount of open designated contracts to market by recognizing any corresponding gain or loss in other comprehensive income (loss). Net cash settlement gain or loss is recognized in cost of sales as the underlying hedged inventory is sold in each reporting period.

In the beginning of 2006, we accounted for foreign currency option contracts on a monthly basis using cash flow hedge accounting by recognizing the net cash settlement gain or loss on the call or put option in other comprehensive income (loss) and adjusting the carrying amount of open contracts to market by recognizing any corresponding gain or loss in other comprehensive income (loss). Net cash settlement gain or loss was recognized in cost of sales as the underlying hedged inventory was sold in each reporting period. Our derivative positions were used only to manage identified exposures. Management evaluated our hedges for effectiveness at the time they were designated as well as throughout the hedge period. With respect to any derivative that was deemed ineffective, the ineffective portion was reported through earnings. Management evaluated the ineffectiveness of outstanding contracts when it was probable that the original forecasted transaction would change. We recorded approximately $69,000 for ineffectiveness in the thirty-nine weeks ended September 30, 2006. We did not record any amounts for ineffectiveness in the thirteen weeks and thirty-nine weeks ended September 29, 2007 and the thirteen weeks ended September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Net Investment Risk

In the thirty-nine weeks ended September 29, 2007, we generated all of our net sales in U.S. dollars, but we purchased approximately 47% of our product inventories from manufacturers outside of the United States, and 36% of our product inventory purchases were paid for in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, our effective cost of supplies of product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of sales and decrease our gross margin.

In the thirty-nine weeks ended September 29, 2007, the value of the dollar decreased approximately 8% relative to the Euro. During the first quarter 2007, we began purchasing foreign currency forward contracts with maturities of 12 months or less to hedge our foreign currency risk on anticipated purchases of merchandise based on purchases orders outstanding that did not meet the criteria for cash flow hedge accounting. We accounted for these foreign currency contracts on a monthly basis by recognizing the net cash settlement gain or loss in other income (loss) and adjusting the carrying amount of open contracts to market by recognizing any corresponding gain or loss in other income (loss). In the second quarter 2007, we developed a hedging strategy and policies and procedures that meet the criteria for cash flow hedge accounting. We accounted for these foreign currency contracts on a monthly basis by recognizing the net cash settlement gain or loss in other comprehensive income (loss) and adjusting the carrying amount of open contracts to market by recognizing any corresponding gain or loss in other comprehensive income (loss). Net cash settlement gain or loss is recognized in cost of sales as the underlying hedged inventory was sold in each reporting period. If our hedging strategy does not help reduce fluctuations in our cost of sales and mitigate the impact of the strengthening of the Euro relative to the U.S. dollar, we will continue to have difficulties in accurately predicting our cost of sales and our cost of sales may increase, adversely impacting our gross margin.

In the beginning of 2006, we accounted for hedging contracts on a monthly basis using cash flow hedge accounting by recognizing the net cash settlement gain or loss on the call or put option in other comprehensive income (loss). Net cash settlement gain or loss was recognized in cost of sales as the underlying inventory which was hedged was sold in each reporting period. Our derivative positions were used only to manage identified exposures. Management evaluated our hedges for effectiveness at the time they were designated as well as throughout the hedge period. With respect to any derivative that was deemed ineffective, the ineffective portion was reported through earnings. Management evaluated the ineffectiveness of outstanding contracts when it was probable that the original forecasted transaction would change. We recorded approximately $69,000 for ineffectiveness in the thirty-nine weeks ended September 30, 2006. We did not record any amounts for ineffectiveness in the thirteen weeks and thirty-nine weeks ended September 29, 2007 and the thirteen weeks ended September 30, 2006.

Interest Rate Risk

We have interest payable on our operating line of credit. Interest on borrowings will be either at Wells Fargo’s prime lending rate, or LIBOR plus 1.25% to 1.75% based upon average availability. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the future financing requirements. As of September 29, 2007, borrowings outstanding under this facility were $11.2 million.

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

(c) Management’s Remediation Initiatives

We have evaluated the deficiencies we identified in 2005 and 2006. We already have begun to remediate many of the deficiencies, and our control environment has improved substantially in the last nine months. Our management team has stabilized, with our new CEO having been in place since May 2006 and our new CFO having been in place since September 2006. We have built a new finance and accounting department, including the addition of a new controller who has been in place since July 2006. We successfully reconciled the previously disclosed imbalance between our accrued inventory sub-ledger and the general ledger, have become current again in our SEC reporting and have returned to good standing with NASDAQ. We have improved our operating and finance procedures and have modified our enterprise resource planning, or ERP, system such that we now have a functioning ERP system that generates timely and reliable financial information.

We are working to implement and test controls sufficient to eliminate many of the material weaknesses identified above. We have identified the deficiencies to be remediated and have hired a new Director of Internal Audit and SOX Compliance tasked with managing our remediation efforts. We are using an outside consulting firm to provide Sarbanes-Oxley consulting services and will allocate time for employees in the finance department for remediation efforts during the balance of fiscal 2007. However, some of the existing deficiencies will require additional people, process and technology infrastructure, which will take longer to remediate.

To facilitate some of the improvements in the internal control environment, we plan to implement a new ERP system in 2008. This new ERP system should replace the majority of our existing legacy systems. We expect the new system to allow us to leverage more automated controls, which will help remediate some of the deficiencies.

Our management has discussed the material weaknesses described above and other deficiencies with our Audit Committee. In an effort to remediate the identified material weaknesses and other deficiencies, we have initiated and/or taken action to remediate material weaknesses related to the following areas:

Control Environment

As noted above, we have filled all of the open positions in our finance department, including our hiring of a new controller who has been in place since July 2006. We plan to develop policies and procedures for hiring and training of personnel to verify that we have a sufficient number of personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. We hired a new Director of Internal Audit and SOX Compliance and staff to lead the SOX Compliance effort, work directly with management and the Audit Committee to establish an internal audit function, and assist with remediation of all internal control issues. Where necessary, we will supplement personnel with qualified external advisors. We plan to assess the adequacy of knowledge within our current staff and monitor our need for additional personnel. Additionally, where appropriate, we plan to identify training on accounting principles and procedures that would benefit our accounting and finance personnel.

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

Risk Assessment

We plan to develop a formal process with assistance from the new Director of Internal Audit and SOX compliance to identify our key business risks including formalizing a risk and control monitoring programs. We plan to assess these risks and evaluate whether we have sufficient financial and operational controls to mitigate them. Based on our evaluation, we plan to determine whether we need to implement new control procedures or enhance the monitoring of existing controls.

Additionally, through periodic review of our actual performance against set goals per our strategy and business objectives, as well as through detailed financial analysis, account reconciliations, and budget to actual analysis, we will monitor and re-assess these risks.

Control Activities

Management is implementing a process of Control Self Assessment to emphasize the importance of internal controls and verify that all process owners are involved with performance of internal controls. We plan to provide training to all process owners on the appropriate requirements to document and perform internal control procedures. In addition, the Director of Internal Audit and SOX compliance is responsible for performing periodic, risk-based, independent testing to evaluate and report on the adequacy of design and effectiveness of internal controls.

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

In addition, we plan to implement third party software to aid us with managing the assessment and testing of internal controls. The Internal Audit Department will be tasked to monitor compliance with internal control requirements, including the performance of self-testing by process owners.

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

(d) Changes in Internal Control over Financial Reporting

Other than the improvements in our control environment over the last nine months and the internal control implementation currently underway as discussed above, there have been no changes in our internal control over financial reporting during our fiscal quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

A.	Our Annual Meeting of stockholders was held on August 2, 2007 (the “Annual Meeting”).

B.	At the Annual Meeting, stockholders voted on two matters: (i) the election of three Class III Directors for a term of three years expiring in 2010; and (ii) the ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 29, 2007. The stockholders approved both matters, and the voting results were as follows:

I.	Election of three Class III Directors:

Ray Brunner.	For	10,420,118	Withheld	74,297
William McDonagh	For	10,357,267	Withheld	137,148
Lawrence Wilkinson	For	10,420,571	Withheld	73,844

II.	Ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 29, 2007:

For	10,472,512	Against	4,003	Abstain	17,900

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.01(1)	Amended and Restated Certificate of Incorporation

3.02(2)	Amended and Restated Bylaws

4.01(3)	Form of Specimen Common Stock Certificate

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same-numbered exhibit to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.
(2)	Incorporated by reference to the same-numbered exhibit to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.
(3)	Incorporated by reference to the same-numbered exhibit to Amendment No. 1 to Registration Statement on Form S-1 (No. 333-113903) filed on May 17, 2004, as amended.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2007	DESIGN WITHIN REACH, INC.

/s/ John D. Hellmann
John D. Hellmann
Chief Financial Officer and Secretary
(Duly authorized Officer and Principal Financial Officer)