Form 10-K
period 2007-12-29
DESIGN WITHIN REACH INC
filed 2008-03-12
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 29, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (Check one).

Large accelerated filer ☐ Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $56.7 million (based on the closing sales price of the registrant’s common stock on that date). This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of February 29, 2008, 14,454,525 shares of the registrant’s common stock, $.001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders, which will be filed within 120 days following the end of our fiscal year ended December 29, 2007, are incorporated by reference into Part III of this 10-K.

DESIGN WITHIN REACH, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 29, 2007

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

Corporate Information

We were incorporated in California in November 1998, and we reincorporated in Delaware in March 2004. Our principal executive offices are located at 225 Bush Street, 20th Floor, San Francisco, California 94104, and our telephone number is (415) 676-6500. Our website address is www.dwr.com. Information contained in, or accessible through, our website, and information contained in our catalogs, do not constitute part of this report. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Design Within Reach, Inc.

Item 1. Business

Overview

We are a retailer of distinctive modern design products to both residential and commercial customers. Our clients purchase through three integrated sales points. Approximately 58% of our orders occur in our studios generating approximately 73% of the dollar value of our order sales demand. The remaining 42% of our orders are transacted via our website and phone center. We believe that we have developed a national presence in modern design furnishings and a brand recognized for design excellence among our customers and the design community. We believe that we have created a differentiated business model that enables us to provide products to our customers in a more convenient, efficient and economical manner than was previously available to them. It is our goal to broaden the base of modern design awareness and appreciation among consumers in the United States. Our policy of maintaining core products in stock represents a departure from the approach taken by many other modern design furnishings retailers.

In fiscal year 2007, we introduced an extended lead-time program, allowing our clients to personalize their product if they wish to meet their unique needs. Based upon our success last year, we launched an expanded offering in accessories in the fourth quarter of 2007, which we call “Tools for Living.” We believe this new product line will assist us in further expanding our presence in providing modern design solutions for our customers. This category currently features approximately 100 new products, ranging in price from under $20 to over $1,000. The products all share smart design, functionality and modern aesthetics.

Each product is unique in how it solves a problem or makes something more comfortable or easier to use. These products carry significantly better gross margins than our base business. We see this as an opportunity to offer our existing customers a solution to their everyday problems, as well as providing an introduction to DWR for new clients. If Tools for Living achieves a sufficient level of market acceptance, we will continue to grow the product line and explore other design-driven opportunities. Our relationships with both internationally recognized and emerging designers continue to grow and allow us to offer our customers an array of innovative and often hard-to-find merchandise.

Our business strategy is based upon the premise that multiple, integrated sales points improve customer convenience, reinforce brand awareness, enhance customer knowledge of our products and produce operational benefits that ultimately improve market penetration and returns on capital. We believe most traditional retailers initially established their presence with one sales point and subsequently added additional points as they grow, thereby making integration across sales points more difficult.

We believe that seamless sales point integration, meaning all of our products are available, and order processing, customer service assistance and product returns can be handled through any of our sales points is important to our clients because a substantial portion of them purchase our products after having had contact with two or sometimes all three of our sales points. All of our sales points utilize a common inventory held at our centralized Hebron, Kentucky fulfillment center and share information technology systems. This integration further improves customer service by providing inventory information across all sales points.

Our merchandise offering is comprised of products that we believe share an aesthetic appeal and feature distinctive modern design elements, quality and authenticity. We offer a range of products in numerous categories, including chairs, tables, workspace, outdoor furniture, lighting, floor coverings, beds, upholstery and accessories. We present merchandise in an educational context by providing detailed information regarding the designer and key design and functional elements about each product. We obtain our merchandise from select domestic and foreign designers and manufacturers that meet our requirements for design, quality, packaging and consistency of production and flow. In addition, we have begun to have products designed exclusively for us by a select group of independent designers. We own the design on these products and have them manufactured to our specifications. This group of products offers us enhanced margin opportunities and is growing in size and importance to us as our library of exclusive designs and our affiliation directly with designers continues to grow. We believe that the combination of our unique assortment of innovative and exclusive products combined with our licensed originals from Herman Miller, Inc., Knoll, Inc., Fritz Hansen A/S and Cassina S.p.A serves as a competitive advantage and provides our customers with a distinctive shopping experience.

We believe our success requires the development and maintenance of a select base of residential and commercial customers. Our customers include design professionals, consumers with an interest in modern design and commercial clients. We target educated consumers focused on quality of life and interested in self-enrichment. Historically, our residential customers have been more likely to be male than female, have spanned a wide range of ages and typically have had household incomes greater than $100,000. We sell to an increasing number of commercial clients each year. While we believe the rate of growth for commercial clients may decline in fiscal year 2008, we believe that sales to commercial clients will continue to grow in absolute terms.

We have established close, lasting relationships with notable and emerging designers and manufacturers. While modern design products have been popular in Europe for decades, we believe distribution channels in the United States have been historically limited principally to design centers and interior designers. This has restricted product availability and exposure in the United States, reducing opportunities for both designers and manufacturers. We believe we are providing a select group of designers with broader, more efficient access to the U.S. modern design furnishings market. In that role, we have developed relationships with leading and emerging designers and manufacturers of design products, many of whom have sought us out as a platform for further exposure and distribution of their products.

Company History

In 1999, we began offering products through our catalog and website. In November of 2000 we opened our first studio at Jackson Square in San Francisco. Following the success of this studio we opened a second studio in late 2001 in Palo Alto, California. During the next three years, we continued to grow, opening additional studios and significantly increasing our studio sales. We increased the number of our studios from one at the end of 2000 to 66 and one outlet as of December 29, 2007. However, beginning in mid-2005, we began to experience a notable increase in selling, general and administrative expense in our corporate office. This was combined with a serious erosion of our product gross margins caused primarily by the continuing strength of the Euro.

In mid-2006, we changed our senior management team and embarked upon a focused program to bring expense levels back in line with our revenue levels. We reduced our catalog circulation from nearly 12 million in fiscal 2005 to approximately six million in fiscal year 2007, reduced expenses at the corporate office, slowed studio growth and began to focus on developing sourcing outside of Europe. After consecutive years of losses in fiscal 2005 and fiscal 2006, we have returned the company to profitability during the third quarter of 2007 and repositioned the core business from a catalog company with stores and a website to a truly integrated business model with all client sales points working together to improve the client’s experience.

Modern Design

Modern design is a movement that began in the late nineteenth century, driven a great deal by the Industrial Revolution, and gained momentum in the twentieth century. The underlying principle of modern design is to utilize current technologies and production methods to create more useful products for a broad audience. The movement was defined and expanded upon in the early to mid-twentieth century by many important designers and architects, including Ludwig Mies van der Rohe, Charles and Ray Eames and Le Corbusier, among others, and has its origins within the German Bauhaus school in the 1920s and the post-World War II mid-century modernists. Modern design is concerned with functionality simplicity. As such, modern design is not a decorative style, but rather a discipline where a product’s form follows its function. A product achieves its value through utility and performance, and a well-designed product is one that performs its task especially well and elegantly. Characteristics of modern design furnishings are simplicity, intelligent use of materials, quality, longevity and the avoidance of superfluous ornamentation or styling. Above all, a product must solve a problem simply and efficiently. We offer products created by the classic authors of modern design, as well as products created by emerging designers with a modernist point of view. When we use the term “modern,” we are referring to things that exemplify or embody the beliefs of the modern movement rather than things that are merely contemporary or fashionable. We strive in all aspects of our business to enhance the appreciation of modern design.

Industry Overview

The residential and commercial furnishings market encompasses a variety of goods, including furniture, floor coverings, lighting and accessories. Sales in the U.S. home furnishings and bedding market were estimated to grow to $94.0 billion by 2009, according to Retail Forward, a business information company specializing in industry analysis and forecasts. The modern design furnishings market is a sub-sector of the residential and commercial furnishings market. We believe that the upscale portion of this market will continue to benefit from several long-term trends, including an increasing interest in modern design.

We believe the increased focus on design covers a wide range of products both within and beyond the traditional furnishings market, from home computers to kitchen appliances. Consumers’ expanding focus on design has been featured in several television programs such as The Learning Channel’s Trading Spaces, as well as in books and other publications, including Michael Silverstein’s book, Trading Up: The New American Luxury. According to the U.S. Department of Commerce, the disposable income of consumers increased from 2000 through 2007. These consumers are driving increased sales of premium goods and services, which deliver higher quality, technical advantages and superior performance relative to conventional products. These premium products typically command higher prices and gross margins than traditional products. We believe many consumers are interested in modern design products, but are not familiar with, or are hesitant to engage, the more traditional sales channels, such as interior designers or expensive boutiques.

Businesses have also begun to place more emphasis on modern design. We believe that many manufacturers are turning to design as an important differentiator of their products. A November 2003 article in Fortune magazine highlighted organizational initiatives at several major corporations, which have created new positions for design professionals and promoted other design professionals, reflecting the growing importance of design in selling their products. We believe small businesses, which account for a significant portion of our commercial sales, historically have had difficulties gaining access to modern design furnishings. We believe that the modern design furnishings industry has generally marketed and sold modern design products in a manner that effectively excludes small businesses as buyers. Factors that contribute to the exclusion of small businesses from the market for modern design products include: the imposition of minimum order requirements that often exceed such buyers’ requirements, limited physical presence of product sellers in smaller markets; and lack of interest from product distributors to sell to smaller buyers, among others. We believe this large portion of the commercial market has traditionally been underserved and will continue to be particularly receptive to our product offerings.

We believe our business model makes design-oriented products available for convenient purchase to a broad array of residential and commercial consumers and provides enhanced consumer education and product information to our customers, helping us further expand and penetrate the market for modern design products.

Business Strengths

We believe our business strategy and strengths position us to be a leading provider of modern design furnishings in the United States. We believe that our business model is differentiated in several key respects from those of traditional retailers and serves as a competitive strength. We intend to increase market penetration through our continuing efforts to increase brand authority, our multiple and integrated sales points, distinctive merchandising philosophy, our designer and manufacturer relationships and superior customer service. Most of all, we believe in our people and their dedication to communicating the Design Within Reach message to an ever growing client base.

Strong Brand Authority

Since our founding, an integral part of our strategy has been to build the Design Within Reach brand both within the design community and among residential and commercial consumers. To build our brand, we have cultivated relationships with leading designers, highlighted designers and classic design products throughout our sales points, and carefully sourced products that embody the principles of enduring design, performance and authenticity. Our marketing has broad consumer reach. In fiscal year 2007, we distributed on average 509,000 catalogs each month, and more than 381,000 people currently receive our monthly electronic newsletter, “Design Notes.” We have also sponsored design conferences and other design education activities, such as studio events and design contests, which further increase public awareness of our brand.

Multiple, Integrated Sales Points

We market and sell our products to both residential and commercial customers through three integrated sales points, consisting of our studios, website and phone. We believe our multi-sales point strategy enhances our ability to access and serve our customers while improving operational efficiency. This strategy allows us to better serve customers who may prefer shopping for products in different formats, facilitates rapid and direct feedback as to customer needs and satisfaction, and provides broader exposure and reinforcement of the Design Within Reach philosophy. Customer service is further enhanced by providing convenience, by cost effectively communicating educational information about our products and design in general and by permitting customers to view our complete product selection. Many of our online buyers visit one of our studios and are mailed a catalog and chose to purchase at www.dwr.com, sometimes after visiting a studio or speaking with a customer service representative over the phone. Our studios enable us to provide the touch and feel of our merchandise to customers and provide a local presence for enhancing market penetration. Our website serves as an information source for both our studio and catalog customers. We maintain consistent pricing across all of our sales points for all of our customers.

Our strategy also improves operational efficiency through the utilization of a common inventory and centralized information systems. Operating from a common inventory allows us to maintain a high proportion of our products in stock at all times and facilitates more efficient inventory turns. In fiscal year 2007, most of our product was in stock and ready to ship at the time of order and we achieved 3.8 turns of our pickable inventory (defined as annual product cost of goods sold divided by average product inventory in our fulfillment center and available for sale to our customers, over the preceding twelve months). In addition, our integrated sales point strategy and common inventory enable us to centralize our management information systems. A centralized system also permits us to utilize experience and information from each sales point to benefit the others. For example, we deploy customer data from our phone and online sales points to identify promising markets and to increase the effectiveness of our studio site selection process.

Distinctive Merchandising

We take a selective approach to product sourcing, and new products must meet our stringent standards for design, quality and authenticity before they are selected for inclusion in our product assortment. We ensure that the price, look and feel of our products is consistent across all sales points to provide a cohesive product image to our customers. A crucial element of our merchandising is the belief that each well-designed product should be presented as a stand-alone item, rather than as part of a prepackaged set. Therefore, we present and describe our products in a clear, concise and specific manner, including providing line drawings for each product with its measurements. We complement our merchandise mix with authoritative educational content regarding the designers of our products and other design topics.

Strategic Designer, Manufacturer and Distributor Relationships

We purchase merchandise from select domestic and foreign designers, manufacturers and distributors that meet our requirements for design, quality, packaging, and consistency of production and flow. During fiscal year 2007, we sourced our products primarily from approximately 125 vendors, many of which are small, family-owned businesses. In many cases, we have formal written agreements with designers, manufacturers and distributors. In addition, we believe that we have developed strong informal business relationships with our suppliers that provide us a unique place in the market. These relationships have developed over time principally because these designers, manufacturers and distributors have prospered along with us. For example, we purchase products from our vendors frequently and in large volumes, and in many cases, we are a vendor’s largest customer. As a result, we have been able to develop strong relationships with most of our vendors. In addition, we seek to strengthen our relationships with designers by highlighting the design community in our publications and on our website, as well as through our educational efforts across all sales points. Our credibility and reputation with residential and commercial consumers for high quality, innovative modern design products is further enhanced by our relationships with larger, more prominent vendors from around the world, such as Herman Miller, Inc., Vitra Inc., Knoll, Inc., Cassina S.p.A. and Kartell US Inc. Developing and maintaining our relationships with these designers and manufacturers is a core component of our strategy.

Superior Customer Service

Since inception, we have focused on providing what we believe to be superior customer service in each of our sales points. Our policy of maintaining core products in stock represents a departure from the approach taken by many other modern design furnishings retailers. In fiscal year 2007, most of our product was in stock and ready to ship at the time of order, and we shipped substantially all in stock product by the next business day after receiving the order. Our fulfillment center in Hebron, Kentucky is centrally located to a majority of the U.S. population, which has enhanced our level of customer service. In fiscal year 2007, we introduced an extended lead-time program allowing our clients to personalize their product if they wish to meet their unique needs. Other key elements of our customer service include: well-designed and attractive catalogs; knowledgeable sales personnel; our easy-to-use website for around-the-clock purchases; extensive product information; and insightful design-oriented commentary. Our sales professionals work in a coordinated fashion across all of our sales points with the goal of providing a satisfying and educational experience to all customers. We typically hire our sales professionals from the design community, and we believe that their passion and knowledge enables them to interact effectively with design professionals and residential and commercial consumers in all of our sales points.

Growth Strategy

Our goal is to strengthen our position as a leading provider of modern design furnishings and accessories. We believe that as a truly integrated multi-sales point business, we must measure ourselves by total market penetration, or sales across all of our sales points. Accordingly, we focus on increasing the overall penetration of our target markets, rather than on increasing sales in a particular sales point. This helps us avoid conflicts among sales points, which often occurs in traditional retail models. We select our target markets based upon population statistics and our current sales in those markets. We intend to increase our market penetration nationwide and within selected markets by opening additional studios, expanding and refining our product offerings, increasing marketing within and across our sales points and expanding market awareness and appreciation for design products.

Open Additional Studios

Our studios have become an integral part of our multi-sales point strategy by providing customers with the ability to touch and feel our products and by bringing our philosophy and products to life. We believe that our studio concept has broad appeal, offers attractive financial returns and can potentially be implemented successfully in many markets across the United States. We opened our first studio in November 2000 and have since expanded from one studio at the end of 2000 to 66 studios and one outlet operating in 24 states and the District of Columbia at the end of fiscal year 2007. During fiscal year 2007, we opened three new studios and relocated one studio, mostly in larger urban markets. We expect to open three to five new studios and two or three Tools for Living stores in fiscal 2008, mainly in major urban markets. As of December 29, 2007, we have signed leases for two of these studios that we expect to open in the first quarter of 2008. The remaining locations will open late in the third quarter or early fourth quarter of 2008. We generally seek to occupy street-front locations at moderate rental rates, which allows us to become visible and integrated in a neighborhood while obtaining attractive rental payments. We believe our studios have compelling unit-level economics. In fiscal year 2007, studios open the entire twelve months had an average annual sales volume of approximately $1.9 million. Our average initial investment per studio opened during fiscal year 2007 was approximately $787,000, including net build out and pre-opening expenses and the cost of product floor samples. We intend to use the additional studios to gain market share and to secure a strong competitive position in each market where our studios are located, with support from our other sales points.

Expand and Edit Product Offerings

We believe there are substantial opportunities in the near-term to utilize our brand attributes of enduring design, quality and authenticity to expand our product offerings within existing categories and enter into new, complementary categories. We regularly evaluate and edit our merchandise assortment based upon product performance, compatibility and margin. In recent years, we introduced several new product categories, such as bedroom furnishings and mattresses, floor coverings, lighting and children’s furniture. While most of these have been successful, some have not. Notably the launch of our children’s furniture line (“Jax”) proved to be a disappointment. We reevaluated that strategy, and closed down our Jax’s division in June 2006. In the fourth quarter of 2007, we introduced our “Tools for Living” product category of accessories, each of which is unique in how it solves a problem or makes something more comfortable or easier to use. We also intend to focus on and expand the number of product offerings for which we believe we are the sole supplier in the United States. We believe that any product that meets our standards for design attributes and quality is a candidate to be added to our product assortment, and in the future we may seek out opportunities to market products beyond residential and commercial furnishings and accessories.

Increase Marketing Within and Across Our Sales Points

We believe that opportunities exist to expand net sales with marketing initiatives focused within and across each of our sales points. In fiscal year 2007, we tested larger catalog sizes and increased mailing frequency to our top customers. At the same time, we reduced total mailings to reduce costs and improve our response rates. Additionally, we enhanced our marketing efficiency by promoting our brand, studio locations and openings in select media. We have been pleased with the results of these efforts and will continue with this strategy in 2008. To enhance online sales, we have developed additional website functionality that will launch in early 2008 and implemented additional third-party marketing agreements with selected search engines.

Expand Market Awareness and Appreciation for Design Products

In fiscal year 2007, our catalogs ranged from 52 pages to 210 pages and contained between 350 and 400 products. Catalog circulation is focused on:

•	current buyers and catalog requestors;

•	interior designers and architects;

•	other professionals whose work involves design, such as graphic artists;

•	subscribers to design-focused magazines; and

•	purchasers of products from related consumer catalogs and retail stores.

We increased mailing frequency to our top customers while reducing overall catalog circulation and increasing response rates. We mailed to prospective customers near studios and targeted other select urban markets. We believe this has enabled us to more cost-effectively reach new customers, improve our response rates and order sizes and lower our per customer acquisition costs across all of our sales points. We introduced product focused mailings such as our first Holiday Gift Mailer and supported core products with seasonal promotions.

We intend to expand our addressable market by continuing to use each of our sales points to promote innovative design products and to educate consumers on the principles of modern design. We seek to educate consumers through our electronic newsletter, blogs, catalogs, special publications, periodic design seminars, conferences, studio events and design contests. We often host events featuring industry speakers and promote studios by hosting in-studio activities. We believe that these activities will enhance consumers’ appreciation of modern design and expand the market for our products.

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

We manage our merchandise offering utilizing seven general product designations:

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

Globus Chair—Designed in 1993 by Jesus Gasca. This is a sophisticated and practical dining chair designed for both commercial and residential use. The chair has a stainless steel frame and wood lacquer back and stacks up to five chairs high.

Sussex Credenza—Designed in 2000 by Terence Woodgate and inspired by the shingled, angled roof of a Sussex cottage. This credenza features four louvered doors with dominant horizontal lines that mimic the credenza’s rectangular shape, oak veneer applied to all sides, compartments with adjustable shelves and a steel base that lends further aesthetic appeal and acts as a stable foundation.

•	Design Solutions. These are products that we believe provide superior results in solving customer problems in functionality and aesthetic appeal. We believe that the Design Within Reach brand further strengthens the appeal of these products as intelligent answers for customers’ needs. Examples of design solutions that we offer include:

Sliding Sofa—Designed in 2000 by Pietro Arosio for Tacchini. This is a sofa with clean lines and modern proportions that easily transforms into a two-person bed by sliding the base of the sofa out from the backrest. Its seat cushions and backrest provide the platform for both sitting and sleeping, and it also comes with two large feather-filled pillows. The upholstery is fully removable for cleaning, and the aluminum frame is fitted with two casters for easy mobility.

Matera Bed with Storage—Designed exclusively for us by Sean Yoo. This is a storage bed crafted of thick American walnut featuring quiet drawers with vacuum-closing glides. The Matera Collection includes beds, case goods and a mirror.

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

Cubitec Shelving—Designed in 1998 by Doron Lachish. This is a modular shelving system consisting of lightweight polypropylene panels, which may be easily assembled into multiple configurations of cubes. Each kit contains eighteen panels to create six cubes, which can be attached vertically or horizontally. The shelving comes in a variety of colors and can be used in a wide-range of residential and commercial environments.

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

Nelson Ball Clock—Designed in the 1950’s by George Nelson. This is a thirteen-inch diameter circular clock, the circumference of which is comprised of twelve small balls each connected by a rod to the clock’s center.

PH5 Pendant Lamp—Designed in the 1950’s by Poul Henningsen. This is a hanging ceiling lamp that has been widely used in Europe for decades. The lamp’s shade is comprised of layers of varying sizes and shapes that direct light both horizontally and vertically. The lamp is compact enough to allow multiple lamps to be hung in the same setting and can be used in both residential and commercial applications.

•	Tools for Living. Based upon our success last year, we launched an expanded offering in accessories in the fourth quarter of 2007, which we call “Tools for Living.” We believe this new product line will increase our presence in providing modern design solutions for our customers. This category currently features approximately 100 new products, ranging in price from under $20 to over $1,000. The products all share smart design, functionality and modern aesthetics. Each product is unique in how it solves a problem or makes something more comfortable or easier to use. These products carry significantly better gross margins than our base business. We see this as an opportunity to offer our existing customers a solution to their everyday problems, as well as providing an introduction to DWR for new clients. If Tools for Living achieves a sufficient level of market acceptance, we will continue to grow the product line and explore other design-driven opportunities.

The following table presents the approximate breakdown of sales by product category excluding shipping revenues:

	Percent of Sales for Fiscal Year Ended
Category	December 29, 2007	December 30, 2006
Classics	27%	21%
Upholstery	20%	21%
Seating and dining	17%	18%
Bedroom	9%	11%
Accessories and other	6%	8%
Workspace	6%	7%
Outdoor	8%	7%
Lighting	7%	7%

	100%	100%

We believe there are many product lines that can be developed in addition to residential and commercial furnishings and accessories, and we are constantly looking for ways to further leverage our brand recognition for design and quality. Our merchant and inventory planning teams meet weekly to review selling rates and make decisions regarding our merchandise assortment based on product performance. We manage a wide range of products and regularly review the bottom third of our assortment and discontinue unproductive items. This process allows us to introduce new items each year while maintaining our focus on product management and inventory turnover. For example, in fiscal year 2007, our top 100 products represented 46% of our orders. When we discontinue an item, the remaining inventory of that item is offered as a clearance item through our website and our Secaucus, N.J. outlet location.

Sales Points

We established our business strategy on the premise that multiple, integrated sales points improve customer convenience, reinforce brand awareness, enhance customer knowledge of our products, and produce operational benefits that ultimately improve market penetration and returns on capital. The objective of each of our sales points is to maximize total market penetration.

Phone Sales

Our phone sales consist of sales of merchandise through the toll-free numbers associated with our printed catalogs. Our full-color catalog is our primary brand building and marketing tool. By mailing our catalogs in selected markets, we are able to reach a substantial targeted audience, reduce the need for large expenditures on traditional advertising and marketing, and generate additional sales across all of our sales points. In fiscal year 2007, we distributed 6.1 million catalogs to existing and prospective customers compared to 6.0 million in fiscal year 2006 and 12.0 million in fiscal year 2005. In fiscal year 2007, phone sales totaled approximately $19.2 million compared to $19.4 million in 2006, a 1.3% decrease as more customers moved to our studios.

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

In fiscal year 2007, our catalogs generally ranged from between 52 and 210 pages. Catalog circulation is focused on:

•	current buyers and catalog requestors;

•	interior designers and architects;

•	other professionals whose work involves design, such as graphic artists;

•	subscribers to design-focused magazines; and

•	purchasers of products from related consumer catalogs and retail stores.

In fiscal year 2007, we tested larger catalog sizes and increased mailing frequency to our top customers and believe this will increase the response to our catalog among these customers.

Studio Sales

The role of our studios is to bring modern design to customers’ neighborhoods and allow them to experience our products first hand. In fiscal year 2007, studio net sales totaled approximately $126.2 million, representing a 16.9% increase from fiscal year 2006. Our studios have increased from one at the end of fiscal year 2000 to 66 studios and one outlet operating in 24 states and the District of Columbia at the end of fiscal year 2007. During fiscal year 2007, we opened three new studios and relocated one studio.

The design of our studios is understated and reflects the clean, simple aesthetics of modernism. This allows us to highlight the design elements of our merchandise. Studio sizes range from approximately 1,200 to 11,000 square feet. As of December 29, 2007, we had signed leases for two new studios. Most studios are located in buildings with architectural significance and have existing design elements such as brick walls, hardwood floors, high ceilings or exposed beams, which we believe provide the appropriate atmosphere for our products. Since studios are often located in architecturally distinctive buildings, sometimes not originally intended for retail use, our floor plans vary. However, all of our studios feature designer-oriented graphics and include our “chair-wall,” which showcases a variety of the chairs we offer on clean white display risers. Each studio’s selection of tables, lounges, lighting, shelving and other items are displayed throughout the remainder of the studio. Signage is understated but informative and is meant to reflect our design community approach. Since our studios only contain product samples and do not stock inventory for purchase, we are able to devote substantially all of our studio space to showcasing and selling products while also reducing product shrinkage, in-studio costs and the number of studio personnel. Customers are encouraged to touch the products and treat the studio as their own design hub, allowing them to learn about our products in a friendly and informal atmosphere.

We generally staff our studios with one manager, whom we refer to as a proprietor, and two or three sales associates. We select proprietors from the design community who bring a passion for, and knowledge base about, design. The studio proprietors are responsible for creating traffic in the studios through in-house design events, hiring and training sales associates, and ultimately leading the sales effort for their studio. Because our studios contain only product samples and do not stock inventory for purchase, we are able to staff our studios leanly and our studio personnel are able to focus on delivering a superior level of service and information to our customers. Both studio proprietors and sales associates work on an incentive-based compensation structure that includes salary, commission and bonus. We believe that our studio employees have the opportunity to earn higher compensation than traditional home furnishings retail employees.

Target markets for studio openings are identified based partly on household population statistics, but also on supporting sales data collected from our other sales points. Studios are located typically in moderate rent areas and usually occupy street-front space. In fiscal year 2007, studios open the entire twelve months had an average annual sales volume of approximately $1.9 million. Our average initial investment per studio opened during fiscal year 2007 was approximately $787,000 including net build-out and pre-opening expenses and the cost of product floor samples.

Online Sales

We created our website, www.dwr.com, to be a readily available resource for modern design furnishings and to support sales and customer service activities 24 hours a day. In fiscal year 2007, our online sales totaled approximately $29.0 million, representing a 3.3% decrease from fiscal year 2006. Our website is designed to be consistent with our catalog, with clean and simple layouts. To enhance online sales, we have developed additional website functionality that we plan to launch in early 2008.

Online sales are an essential component of our multi-sales point strategy. In addition to driving traffic to our website through our other sales points, we have entered into marketing agreements with select agencies to manage multiple pay-per-click search engine campaigns to increase the number of qualified visits to our website.

One additional feature that has developed into a central part of our strategy is an outgoing e-mail called “Design Notes.” As of December 29, 2007, the newsletter had a circulation of approximately 381,000 and covers a wide range of design topics. The newsletter provides information about our products and also features general industry discussions on topics such as urban design, automobile design, mass transit systems and profiles of specific designers. The newsletter is an important tool allowing us to make valuable contacts with design enthusiasts and potential customers. We have also used our website and “Design Notes” as testing grounds for new products, as they have proven to be effective media for receiving prompt customer feedback.

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

We depend on select designers, manufacturers and distributors to develop and manufacture products for us. We have contractual relationships with many of these suppliers. In addition, we represent the largest share of business for many of them. We currently conduct business with approximately 125 designers and manufacturers. In fiscal year 2007, our largest vendor, Herman Miller, Inc., supplied us with products representing 13.4% of our net purchases, and products supplied by our five largest vendors represented approximately 35.6% of net purchases.

Customer Service

We are committed to providing our customers with courteous, knowledgeable and prompt service across all our sales points. We have customer service representatives located at our corporate headquarters in San Francisco, California. Our agents are available to take calls from 9:00 a.m. to 9:00 p.m. Eastern Time, Monday through Friday, 10:00 a.m. to 6:30 p.m. Eastern Time on Saturday and 3:00 p.m. to 8:00 p.m. Eastern Time on Sunday. Our customer service center is staffed with DWR representatives who are interested in design and knowledgeable about our products. Our representatives provide personal attention to customers who call toll free or send e-mails to request a catalog subscription, place an order or inquire about a product. Our customer service group also is responsible for resolving customer complaints. If a customer is not satisfied with one of our products, he or she can return it for repair, replacement or refund.

We seek to hire and retain qualified sales and customer service representatives in both our customer service center and studio operations. As of December 29, 2007, approximately half of our studio personnel either had a degree in design or prior work experience as a design professional. Each new studio proprietor undergoes a thorough training program during which he or she is trained in all aspects of our business. Studio sales personnel are trained extensively prior to a new studio opening. This training focuses primarily on giving them a working knowledge of our products, augmenting their knowledge regarding featured designers and ensuring that they understand our high customer service standards. We have also developed ongoing programs conducted at each studio that are designed to keep each salesperson up-to-date on each new product offered.

Fulfillment

Substantially all product orders from each of our sales points are fulfilled from our approximately 317,000 square foot facility in Hebron, Kentucky, except in cases where the product is shipped directly to the customer from the manufacturer. We expect this facility to support our distribution capacity for our existing and future needs. We believe this facility has enhanced our level of customer service with order fulfillment being centrally located to the majority of the U.S. population. Shipment of products from our fulfillment center to our customers is through third-party carriers. Our goal is to ship the majority of customer orders within 24 to 48 hours after the order is received. In fiscal year 2007, most of our product was in stock and ready to ship at the time of order, and we shipped substantially all in stock product by the next business day after receiving the order.

Information Technology and Systems

In May 2005, we converted our then-existing information technology system to a new, custom-built system supporting our product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. We also use this information technology system to generate information for our financial reporting. We encountered problems with the conversion, due in large part to the absence of rigorous testing of the new systems prior to implementation. In particular, the new systems do not contain mechanisms to automatically identify and correct or reject erroneous or incomplete data. These system problems resulted in our being unable to complete our fiscal year 2006 and 2005 audits timely and file our fiscal year 2006 Annual Report on Form 10-K in a timely manner. As a result, we decided to replace our current system.

During fiscal year 2006, we selected a software vendor, and during fiscal year 2007, we began the process of implementing the new system. During 2008, we expect to install the new information technology systems.

Our website is located at a third-party hosting facility in Santa Clara, California. The hardware configuration includes firewalls, scalable servers and other network enhancing features.

Competition

The market for residential and commercial furnishings is fragmented with no single company holding a dominant market position. The market includes numerous smaller specialty retailers, as well as department stores, larger mass merchandisers and home furnishings stores, with department stores commanding a decreasing percentage of the furnishings industry compared to specialty retailers. In recent years, the industry has been characterized by consolidation, the withdrawal of certain retailers from the marketplace and a de-emphasis by traditional department stores on upscale merchandise, leaving fewer large competitors focused exclusively on this portion of the furnishings market.

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

Employees

As of December 29, 2007, we had 442 employees, of whom 379 were engaged in selling and administrative functions, and 63 were involved in sourcing or fulfillment functions.

Available Information

A copy of any of the materials we file with the SEC may be inspected without charge at the public reference room maintained by the SEC, located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The address of the site is www.sec.gov. We file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the public reference room and website of the SEC referred to above. We maintain a website at www.dwr.com. You may access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our web address does not constitute incorporation by reference of the information contained at or accessible through this site.

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

In mid-2006, we revised our corporate strategy by focusing on improving studio sales, increasing staffing in our customer service department, limiting the number of products we offer, reducing administrative expenses, revamping our website and seeking domestic sources of production of out products. In June 2006 we closed down our children’s furniture division (“Jax”) and liquidated the remaining inventory. We have also reduced the number of planned new studio openings, in an effort to reduce capital expenditures and generate positive cash flow. We may not be successful in increasing profitability and limiting expenditures, and the reduction in our planned growth may adversely affect our gross margins and our net sales may not increase as rapidly as planned or at all.

If we fail to offer merchandise that our customers find attractive, the demand for our products may be limited.

For our business to be successful, our product offerings must be distinctive in design, useful to the customer, well made, affordable and generally not widely available from other retailers. We may introduce new brands and product categories in the future which might not prove successful. For example, we launched a children’s furniture division under the “Jax” brand in fiscal year 2005, which we determined to discontinue in June 2006. We now are preparing to test a “Tools for Living” concept focused on selling non-furniture design items. If this test is unsuccessful, we might be required to liquidate the inventory and possibly take an impairment charge against our investment in the business concept. Further, if we devote time and resources to new brands and product categories, and those businesses are not as successful as we planned, then we risk damaging our overall business results.

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

We believe that our future growth will be substantially dependent on increasing sales of existing core products, and increasing our current gross margin rates. We may not be able to increase the sales of our existing core or maintain or increase our gross margin rate in future periods. Failure to do so may adversely affect our business.

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

We plan to open between three and five new studios in fiscal year 2008 and two or three Tools for Living stores. We anticipate the costs associated with opening these new studios and stores will be approximately $6.0 million in 2008. However, we may not be able to attain our target number of new studio openings, and any of the new studios that we open may not be profitable, either of which could have an adverse impact on our financial results. Our ability to expand by opening new studios will depend in part on the following factors:

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

Some of our expenses will increase with the opening of new studios, such as headcount and lease occupancy expenses. Moreover, as we increase inventory levels to provide studios with product samples and support the incremental sales generated from additional studios, our inventory expenses will increase. We may not be able to manage this increased inventory without adversely affecting our earnings. If studio sales are inadequate to support these new costs, we will continue to struggle to generate net income. In addition, if we were to close any studio, whether because a studio is unprofitable or otherwise, we likely would be unable to recover our investment in leasehold improvements and equipment at that studio and would be liable for remaining lease obligations.

We do not have long-term vendor contracts with our vendors, some of which are our competitors, and as a result we may not have continued or exclusive access to products that we sell.

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. All of the products that we offer are manufactured by third-party suppliers. During fiscal year 2007 we sourced our merchandise primarily from approximately 125 foreign and domestic designers, manufacturers and distributors. We have no long-term purchase contracts with any of our suppliers and, therefore, have no contractual assurances of continued supply, pricing, availability or exclusivity of our products from year to year, and any vendor could discontinue selling to us at any time. If we are unable to provide our customers with continued access to popular products, our net sales will decline and our operating results would be harmed. In fiscal year 2007, products supplied by our five largest vendors represented approximately 35.6% of net purchases.

Additionally, some of our suppliers, including Herman Miller, Inc., Vitra Inc. and Kartell US Inc., compete directly with us in both residential and commercial markets and may in the future choose not to supply products to us. In fiscal year 2007, products supplied by Herman Miller, Inc., Vitra Inc. and Kartell US Inc. represented approximately 16.4% of our net purchases. Additionally, some of our smaller vendors have limited resources, production capacities and operating histories, which mean that they may not be able to timely produce sufficient quantities of certain products demanded by our customers. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Any inability to acquire suitable merchandise or the loss of one or more key vendors could have a negative effect on our business and operating results because we would be missing products from our merchandise mix unless and until alternative supply arrangements are made. Moreover, we may not be able to develop relationships with new vendors and products from alternative sources, if any, may be of a lesser quality or more expensive than those we currently purchase.

Our business depends, in part, on factors affecting consumer spending that are not within our control.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, levels of employment, salaries and wage rates, consumer confidence, recession and fears of recession, stock market volatility, war and fears of war, acts of terrorism, inclement weather, consumer debt, interest rates, sales tax rates and rate increases, inflation, and consumer perceptions of personal well-being and security generally. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our net sales and adversely affecting our operating results. The recent downturn in the housing market and uncertainties in general economic conditions including the possibility of a recession, may adversely affect our sales. Any of these factors would likely cause us to delay or slow our expansion plans, result in lower net sales and hamper our ability to raise prices in line with costs and also could result in excess inventories, which could, in turn, lead to increased merchandise markdowns and impairment charges, adversely affecting our profitability

We rely on catalog-based marketing, which could have significant cost increases and could have unpredictable results.

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

Catalog production and mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories. We incur nearly all of these costs prior to the mailing of each catalog. As a result, we are not able to adjust the costs incurred in connection with a particular mailing to reflect the actual performance of the catalog. Recent increases in the costs of mailing and paper have increased our costs and adversely impacted our earnings. Future increases in costs of mailing, paper or printing would further harm our earnings as we would be unable to pass such increases directly on to our customers or offset such increases by raising prices. If we were to experience a significant shortfall in anticipated sales from a particular mailing, and thereby not recover the costs associated with that mailing, our future results would be adversely affected. In addition, response rates to our mailings and, as a result, sales generated by each mailing, are affected by factors such as consumer preferences, economic conditions, the timing of catalog mailings, the product mix in a particular catalog, the timely delivery by the postal system of our catalog mailings and changes in our merchandise mix, several of which may be outside our control. Furthermore, we have historically experienced fluctuations in the response rates to our catalog mailings. Customer response to our catalogs is dependent on merchandise assortment, merchandise availability and creative presentation, as well as the size and timing of delivery of the catalogs. If we are unable to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which would adversely affect our future operating results.

We must manage our online business successfully or our business will be adversely affected.

Our success depends in part on our ability to market, advertise and sell our products through our website. In fiscal year 2007, online sales totaled $29.0 million, representing 15.0% of our total net sales. The success of our online business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to additional risks and uncertainties associated with the Internet. These risks include changes in required technology interfaces, website downtime or slowdowns and other technical failures or human errors, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to respond successfully to these risks and uncertainties might adversely affect the sales through our online business, as well as damage our reputation and increase our selling, general and administrative expenses.

We have made and will continue to make certain systems changes that might disrupt our supply chain operations and delay financial results.

Our success depends on our ability to source merchandise efficiently through appropriate systems and procedures. In May 2005, we converted our then existing information technology system to a new, custom-built system supporting our product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. We also use this information technology system to generate information for our financial reporting. We encountered problems with the conversion, due in large part to the absence of rigorous testing of the new systems prior to implementation. In particular, these systems did not contain mechanisms to automatically identify and correct or reject erroneous or incomplete data. As a result during the third quarter of 2005, we decided to replace our current system. In addition, these system problems resulted in our being unable to complete our fiscal year 2006 and 2005 audits timely and file our fiscal year 2006 Annual Report on Form 10-K in a timely manner.

During 2006, we selected a software vendor and during fiscal year 2007, began the process of implementing the new system. During 2008, we expect to complete the installation of the new information technology system. There are inherent risks associated with replacing our core systems, including possible supply chain disruptions that could affect our ability to deliver products to our customers or delays in obtaining the information necessary for our financial reporting. We may not be able to successfully launch these new systems or launch them without supply chain disruptions or delays in releasing our financial results in the future. Any resulting supply chain disruptions could have a material adverse effect on our operating results. If we cannot produce timely and reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

Management has identified material weaknesses in internal controls over financial reporting. Our failure to implement and maintain effective internal controls in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that control deficiencies which constituted material weaknesses existed in our internal control over financial reporting as of the end of the period covered by this report. As a result of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report at the reasonable assurance level. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that we had material weaknesses in our control environment because as of the end of the period covered by this report we did not have (1) effective controls over the initiation, authorization, review, documentation and recording of the financial impact of material contracts, or (2) adequate monitoring of our existing internal control activities over financial reporting. These control deficiencies could result in material misstatements of the annual or interim financial statements that would not be prevented or detected. For more information about the material weaknesses identified by management, please see Part I, Item 9A, “Controls and Procedures.”

We have begun to take steps to strengthen our internal control processes to address the matters we have identified. These measures may not, however, completely eliminate the material weaknesses we identified, and we may have additional material weaknesses, or significant deficiencies in our internal controls that we have not yet identified. The existence of one or more material weaknesses or significant deficiencies could result in material errors in our financial statements, and we may incur substantial costs and may be required to devote substantial resources to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot produce timely and reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

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

Other than the Loan Agreement, we do not have any significant available credit, bank financing or other external sources of liquidity. We may need to raise additional capital in the future to fund our working capital requirements, open additional studios, to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. The amount of financing that we will require for these efforts will vary depending on our financial results, our ability to generate cash from internal operations, and the number and speed at which we open additional studios. There is no assurance that we will be able to raise the additional capital required to meet our objectives. Our financial circumstances at the time of any future financing transaction may make the terms, conditions and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, we will be forced to scale back, or fail to address opportunities for expansion or enhancement of, our operations.

If we do not manage our inventory levels successfully, our operating results will be adversely affected.

We historically maintained a philosophy of “in stock and ready to ship.” We have moved away from strict adherence to this philosophy because we believe our customers sometimes would rather have the option to special order a product in a particular color, for example, than be restricted to limited color selections we may have in stock. Nevertheless, on most of the products we offer, we strive to maintain sufficient inventory levels such that on those products we are in fact in stock and ready to ship. However, we also must guard against the risk of accumulating excess inventory as we seek to fulfill this strategy. Our success depends upon our ability to anticipate and respond to changing merchandise trends and customer demands in a timely manner. If we misjudge market trends, we may overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results. Conversely, shortages of popular items could result in loss of sales and have a material adverse effect on our operating results.

Consumer preferences may change between the time we order a product and the time it is available for sale. We base our product selection on our projections of consumer preferences in a future period, and our projections may not be accurate. As a result, we are vulnerable to consumer demands and trends, to misjudgments in the selection and timing of our merchandise purchases and to fluctuations in the U.S. economy. Additionally, much of our inventory is sourced from vendors located outside the United States that often require lengthy advance notice of our requirements in order to be able to produce products in the quantities we request. This usually requires us to order merchandise, and enter into purchase order contracts for the purchase and manufacture of such merchandise, well in advance of the time such products will be offered for sale, which makes us vulnerable to changes in consumer demands and trends. If we do not accurately predict our customers’ preferences and acceptance levels of our products, our inventory levels will not be appropriate and our operating results may be negatively impacted.

We obtain supplies of many of our products from manufacturers and suppliers located in Europe, many of which close for vacation during the month of August each year. Accordingly, during September, and in many cases, for several weeks, thereafter, as manufacturing resumes and products are shipped to the United States, we are often unable to receive product shipments from these suppliers. As a result, we are required to make projections regarding customer demand for these products for the third and fourth quarters of each year and order sufficient product quantities for delivery in advance of the August shutdown. If we misjudge demand for any of these items, our inventory levels may be too high or low. If we have a shortage of a particular item affected by the August shutdown, we may not be able to procure additional quantities for some weeks or months, which could result in loss of sales and have a material adverse effect on our operating results.

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

Our performance depends on our ability to procure quality merchandise from our vendors. Our vendors are subject to certain risks, including availability of raw materials, labor disputes, union organizing activity, inclement weather, natural disasters, and general economic and political conditions that might limit their ability to provide us with quality merchandise on a timely basis. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise is shipped to us or our customers. Our vendors’ failure to manufacture or import quality merchandise could reduce our net sales, damage our reputation and have an adverse effect on our financial condition.

Changes in the value of the U.S. dollar relative to foreign currencies and any failure by us to adopt and implement an effective hedging strategy could adversely affect our operating results.

In fiscal year 2007, we generated all of our net sales in U.S. dollars, but we purchased approximately 42% of our product inventories from manufacturers in foreign countries with 33% of our product inventory purchases being paid for in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, our effective cost of supplies of product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of goods sold and decrease our gross margins. Although our hedging strategy may mitigate short-term effects on cost of goods sold, currency fluctuations in the long term will not be mitigated by hedging because we do not hedge our currency risks beyond a year. We may be unable to mitigate the effects of currency fluctuations on our gross margins by increasing prices as increasing prices adversely affects sales volume.

In fiscal year 2007, the value of the dollar decreased approximately 12% relative to the Euro. During fiscal year 2007, we began purchasing foreign currency forward contracts with maturities of 12 months or less to hedge our foreign currency risk on anticipated purchases of merchandise based on purchase orders outstanding. If our anticipated purchases exceed actual purchases, we may have expenses associated with hedging that are not associated with inventory purchases. If our hedging strategy does not help reduce fluctuations in our cost of goods and mitigate the impact of strengthening of the Euro relative to the U.S. dollar, we will continue to have difficulties in accurately predicting our costs of goods and our cost of goods may increase, adversely impacting our gross margin.

We rely on foreign sources of production, which subjects us to various risks.

We source a portion of our products from foreign manufacturers located in Canada, Denmark, Germany, Italy, The Netherlands, Spain, China and in other countries. As such, we are subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, work stoppages, economic uncertainties including inflation, foreign government regulations, wars and fears of war, acts of terrorism, political unrest and trade restrictions. Additionally, countries in which our products are currently manufactured or may be manufactured in the future may become subject to trade restrictions imposed by the United States or foreign governments. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas could increase the cost or reduce the supply of merchandise available to us and adversely affect our operating results.

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

We conduct all of our fulfillment operations from our facility in Hebron, Kentucky. Other than samples located at our studios and products that are shipped directly to our customer from the manufacturer, we house our entire inventory and ship all of our products to our customers from our fulfillment center. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable event affecting our fulfillment center would cause interruptions or delays in our business and loss of inventory and could render us unable to accept or fulfill customer orders in a timely manner, or at all. Further, we have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In the event that a fire, natural disaster or other catastrophic event were to destroy a significant part of our Hebron, Kentucky facility or interrupt our operations for any extended period of time, or if harsh weather conditions prevent us from delivering products in a timely manner, our net sales would be reduced and our operating results would be harmed.

Our computer and communications hardware and software systems are vulnerable to damage and interruption, which could harm our business.

Our ability to receive and fulfill orders successfully is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our primary computer systems and operations are located at our corporate headquarters in San Francisco, California and distribution center in Hebron, Kentucky and are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events, and errors in usage by our employees and customers. Pending the transition of our website to MarketLive, our website servers will continue to be located at the facilities of, and hosted by, a third-party service provider in Santa Clara, California. In the event that this service provider experiences any interruption in its operations or ceases operations for any reason, we could experience a significant interruption in the availability or functionality of our website or our sales processing, distribution or communications systems, which could seriously harm our business.

We plan to outsource the hosting of our website and the transmission of our customer orders back to our processing system to a third-party vendor, which subjects us to risks, including disruptions in our business and increased costs.

We plan to outsource our website to a third-party vendor called MarketLive, which will cause us to be subject to the risks associated with MarketLive’s ability to provide services to meet our needs. Our operations will depend significantly upon MarketLive’s ability to make our website available and to protect our related data from damage or interruption from human error, computer viruses, intentional acts of vandalism, labor disputes, natural disasters and similar events. If the cost of MarketLive’s hosting and managing our website is more than expected, or if MarketLive were unable to adequately protect our data and transmit customer orders to our processing system accurately and in a timely manner, then our business and results of operations may be negatively impacted.

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

The competitive challenges facing us include:

•	anticipating and quickly responding to changing consumer demands better than our competitors;

•	maintaining favorable brand recognition and achieving customer perception of value;

•	effectively marketing and competitively pricing our products to consumers in several diverse markets; and

•	offering products that are distinctive in design, useful to the customer, well made and affordable, in a manner that favorably distinguishes us from our competitors.

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

We have had three different Chief Executive Officers since October 2005. In May 2006, Ray Brunner, who previously served as our Executive Vice President—Studio Operations and Real Estate, was appointed President and Chief Executive Officer. The key personnel turnover in the last 24 months includes our Chief Financial Officer, Vice President—Finance and Corporate Controller, Vice President of Information Technology, Vice President—Human Resources, Vice President—Inventory Planning, Vice President Merchandising and Design and Vice President of Marketing. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could impact our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business.

Our success depends to a significant extent upon the efforts and abilities of our current senior management to execute our business plan.

In particular, we are dependent on the services of Ray Brunner, our President and Chief Executive Officer. The loss of the services of Mr. Brunner, any of the other members of our senior management team, or of other key employees could have a material adverse effect on our ability to implement our business strategy and on our business results. Recent changes in our senior management have been, and any future departures of key employees or other members of senior management may be, disruptive to our business and may adversely affect our operations. Additionally, our future performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. If members of our existing management team are not able to manage our company or our growth, or if we are unable to attract and retain additional qualified personnel as needed in the future, our business results will be negatively impacted.

We have grown quickly and if we fail to manage future growth, our business will suffer.

Through fiscal year 2006, we rapidly and significantly expanded our operations. Since then, our growth has been more measured, but we plan to continue to expand to address potential market opportunities. Our historic expansion placed, and our future expansion is expected to continue to place, a significant strain on our management and operational resources. We need to properly implement and maintain our financial and managerial controls, reporting systems and procedures, including disclosure controls and procedures and internal controls over financial reporting. Moreover, if we are presented with appropriate opportunities, we may in the future make investments in, or possibly acquire, assets or businesses that we believe are complementary to ours. Any such investment or acquisition may further strain our financial and managerial controls and reporting systems and procedures. These difficulties could disrupt our business, distract our management and employees and increase our costs. If we are unable to manage growth effectively or successfully integrate any assets or businesses that we may acquire, our future financial performance would be adversely affected.

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

For our online sales point to continue to succeed, we and our customers must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause customers to lose confidence in the security of our website and choose not to purchase from us. Although we take the security of our systems very seriously, our security measures may not effectively prohibit others from obtaining improper access to our information. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation.

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

We are subject to the same federal, state and local laws as other companies conducting business online, including consumer protection laws, user privacy laws and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to our customers of our policies on sharing non-public information with third parties, must provide advance notice of any changes to our privacy policies and, with limited exceptions, must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Further, the growth of online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on us. Today, there is an increasing number of laws specifically directed at the conduct of business on the Internet. Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as freedom of expression, pricing, user privacy, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability of existing laws to the Internet relating to issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, U.S. and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. Many of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. The applicability and reach of those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are uncertain. The restrictions imposed by and cost of complying with current and possible future laws and regulations related to our business could harm our future operating results.

In addition, because our website is accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. Our failure to qualify in a state or country where we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could have a material adverse effect on our business. During fiscal years 2007, 2006 and 2005, we were subject to sales and use tax audits by various states, as well as an Internal Revenue Service audit for fiscal year 2003. Although any adverse results for completed audits have not been material to us, there is a risk that federal, state and local jurisdictions may challenge the characterization of certain transactions and assess additional amounts, including interest and penalties. In the event that transactions are challenged by tax authorities, the review process would divert management attention and resources and we may incur substantial costs.

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

In May 2006, we adopted a stockholder rights plan that could discourage, delay or prevent an acquisition of the Company under certain circumstances. Subject to some exceptions, the rights plan provides for preferred stock purchase rights attached to each share of our common stock which will cause substantial dilution to a person or group acquiring 15% or more of our common stock if the acquisition is not approved by our board of directors. In connection with the adoption of the rights plan, our board of directors declared a dividend of one preferred share purchase right for each outstanding share of common stock on June 2, 2006. Under the terms of the rights plan, each right represent the right, under certain circumstances to purchase from the Company 1/1000th of a share of Series A Junior Participating Preferred Stock at a price of $50.00 per 1/1000th of a Preferred Share, subject to certain anti-dilution adjustments. The rights become exercisable ten days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our common stock or ten business days (or such later date as may be determined by action of our board of directors prior to such time as any person or group of affiliated persons becomes an acquiring person) following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of our common stock. Upon exercise of the rights, the preferred stock is also entitled to preferential dividend and liquidation payments protected by customary anti-dilution provisions. We adopted an amendment to the rights plan on December 13, 2007, which creates limited exceptions to the rights plan’s 15% beneficial ownership limit. Under these exceptions, individuals and entities affiliated with Glenhill Advisors, LLC and individuals and entities affiliated with Sun Capital Securities, LLC will be subject to a 17.5% beneficial ownership limit so long as they report or are required to report their ownership on Schedule 13G or Schedule 13D under the Securities Exchange Act of 1934, as amended, and their Schedule 13G or Schedule 13D does not state or is not required to state any present intention to hold such common stock with the purpose or effect of changing or influencing the control of the company, nor in connection with or as a participant in any transaction having such purpose or effect.

In addition, if we were the surviving corporation in a merger with an acquiring person or any affiliate or associate of an acquiring person and our common stock was not changed or exchanged, each holder of a right, other than rights that are or were acquired or beneficially owned by the acquiring person (which rights will thereafter be void), will thereafter have the right to receive upon exercise that number of shares of common shares having a market value of two times the then current purchase price of one right. In the event that, after a person has become an acquiring person, we were acquired in a merger or other business combination transaction or more than 50% of its assets or earning power were sold, each holder of a right will thereafter have the right to receive, upon the exercise thereof at the then current purchase price of the right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the then current purchase price of one right. The rights plan has a term of 10 years.

Risks Relating to the Securities Markets and Ownership of Our Common Stock

Our stock price may be volatile and you may lose all or a part of your investment.

Our common stock had not been publicly traded prior to our initial public offering, which was completed in July 2004, and an active trading market may not be sustained. The market price of our common stock has been subject to significant fluctuations. Since our initial public offering to February 29, 2008, our stock price has traded from a low of $2.18 to a high of $19.45. It is possible that in some future periods our results of operations may be below the expectations of securities analysts who may choose to follow our common stock, if any, and investors. If this occurs, our stock price may decline. Factors that could affect our stock price include the following:

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

Our operating and financial performance in any given period might not meet the guidance that we have provided to the public.

We provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our guidance may not always be accurate. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could significantly decline.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay dividends on our common stock for the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends from us on our common stock for the foreseeable future.

Item 1B. Unresolved Staff Comments

On July 9, 2007, we received a comment letter from the staff of the SEC’s Division of Corporation Finance, or the SEC staff, on our Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 30, 2006 filed on May 8, 2007 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007. The comment letter included questions regarding our revenue recognition policy of using estimated delivery times for shipment of our products. Our receipt of the Staff’s comment letter has been followed by a series of discussions and exchanges of correspondence concerning the unresolved comment regarding the revenue recognition based on estimated delivery times. The SEC staff has not yet responded to our latest response letter. We continue to believe that our use of estimates when our shipments of product are received by customers for revenue recognition purposes is consistent with US GAAP and that we cannot, without unreasonable effort or expense, determine actual delivery dates.

Item 2. Properties

We currently lease an approximately 60,000 square foot facility in downtown San Francisco, California for our corporate headquarters. The lease for our corporate headquarters expires on March 10, 2010. We believe that this facility will provide us with adequate space for growth for at least the next two years.

We lease approximately 317,000 square feet of warehouse space in Hebron, Kentucky for use as our warehouse and fulfillment center and we expect this facility to support our current and future distribution capacity needs. The lease expires on November 30, 2009.

As of December 29, 2007, we leased approximately 273,000 gross square feet for our 66 studios, and our one outlet location has leased space of approximately 22,000 gross square feet. These studios and outlet are in 24 states and the District of Columbia.

The following table provides information about the distribution of our studios and one outlet by state:

	Studios Opened as of
State	December 29, 2007	December 30, 2006	December 31, 2005
Arizona	1	1	1
California	18	18	16
Colorado	2	2	2
Connecticut	2	2	2
Washington DC	2	2	2
Florida	4	4	3
Georgia	1	1	1
Illinois	3	3	3
Louisiana	1	—	—
Massachusetts	2	2	2
Maryland	1	1	1
Michigan	1	1	1
Minnesota	1	1	1
Missouri	1	1	—
New Jersey	2	2	1
Nevada	2	1	1
New York	9	9	8
North Carolina	1	—	—
Ohio	2	2	2
Oregon	2	2	2
Pennsylvania	1	1	1
Rhode Island	1	1	1
Texas	4	4	3
Washington State	2	2	2
Wisconsin	1	1	—

Total	67	64	56

In fiscal year 2008, we anticipate opening three to five new studios. We have leased two of the locations as of December 29, 2007, that we expect to open in the first quarter of 2008. The remaining locations will open late in the third quarter or early fourth quarter of 2008. We also plan to open in 2008 two or three new Tools for Living stores. Most of our studio locations have lease terms ranging from five to ten years and provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. These leases generally require that we pay insurance, utilities, real estate taxes and repair and maintenance expenses.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the Nasdaq National Market since July 2, 2004 under the symbol DWRI. The following table presents the high and low sales prices for our common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low
Year Ended December 29, 2007
Fourth quarter	$5.38	$3.21
Third Quarter	6.39	4.62
Second Quarter	6.85	5.68
First Quarter	5.74	4.87
Year Ended December 30, 2006
Fourth quarter	$6.35	$4.71
Third Quarter	6.90	5.25
Second Quarter	6.84	4.45
First Quarter	7.62	5.15

On February 29, 2008, the closing price of our common stock was $2.41.

Holders

As of February 29, 2008, there were approximately 41 holders of record of our common stock.

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

	6/04	12/05	12/06	12/07
Design Within Reach, Inc.	100.00	32.26	30.01	23.01
NASDAQ Composite	100.00	108.94	121.72	134.34
NASDAQ Retail Trade	100.00	103.61	98.52	105.73

Equity Compensation Plan Information

The following table presents information regarding all of our equity compensation plans as of December 29, 2007 (in thousands, except per share data):

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	2,002	$6.46	1,463
Equity compensation plans not approved by security holders	—	—	—

Total	2,002	$6.46	1,463

(1)	Includes 531,000 shares of our common stock available for issuance under our Employee Stock Purchase Plan.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 29, 2007.

Item 6. Selected Financial Data

The following selected financial data are derived from our financial statements. This data should be read in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data:	Fiscal Year Ended (1)
	December 29,	December 30,	December 31,	January 1,	December 27,
(amounts in thousands, except per share data)	2007	2006	2005	2005	2003
Net sales	$193,936	$178,142	$158,236	$120,598	$81,138
Cost of sales	107,014	103,681	90,400	65,077	43,298

Gross margin	86,922	74,461	67,836	55,521	37,840
Selling, general and administrative expenses	87,651	87,555	71,422	49,507	35,232
Facility relocation costs (2)	—	—	—	198	559

Income (loss) from operations	(729)	(13,094)	(3,586)	5,816	2,049
Other income (expense), net	1,778	212	568	242	59

Income (loss) before income taxes	1,049	(12,882)	(3,018)	6,058	2,108
Income tax expense (benefit) (3)	726	(4,593)	(949)	2,314	(852)

Net income (loss)	$323	$(8,289)	$(2,069)	$3,744	$2,960
Deemed preferred stock dividend (4)	—	—	—	—	(1,765)

Net income (loss) available to common stockholders	$323	$(8,289)	$(2,069)	$3,744	$1,195

Net income (loss) per share (5)
Basic	$0.02	$(0.58)	$(0.15)	$0.46	$0.37
Diluted	$0.02	$(0.58)	$(0.15)	$0.29	$0.11
Weighted average shares used to compute net income (loss) per share:
Basic	14,430	14,342	13,729	8,177	3,261
Diluted	14,544	14,342	13,729	13,128	11,294

Balance Sheet Data:	As of
(amounts in thousands)	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005	December 27, 2003
Cash and cash equivalents	$5,651	$6,795	$3,428	$1,075	$44
Investments	—	—	9,652	25,517	—
Working capital	24,210	20,451	25,030	28,882	1,646
Total assets	82,424	82,194	86,206	74,620	25,522
Total indebtedness	667	1,105	136	1,305	3,675
Convertible preferred stock (6)	—	—	—	—	12,084
Accumulated earnings (deficit)	(8,881)	(9,100)	(811)	1,258	(2,486)
Total stockholders’ equity	50,352	47,763	53,542	48,002	9,838

(1)	We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every four to six years. Fiscal years 2007, 2006, 2005, and 2003 consisted of 52 weeks. Fiscal year 2004 consisted of 53 weeks.
(2)	Costs associated with the relocation of our fulfillment center operations from Union City, California to Hebron, Kentucky. Facility relocation costs for the fiscal year 2004 also included costs associated with the relocation of our corporate headquarters.
(3)	In fiscal year 2003, we recorded a net income tax benefit of $852,000 principally as a result of the reversal of a valuation allowance on our California state and federal net operating loss carry-forwards.
(4)	In May 2003, we repurchased 1,961,000 shares of our Series B preferred stock at a price of $3.45 per share, for aggregate consideration of $6.8 million. The excess of the repurchase price over the carrying value of the repurchased shares is reported as a deemed preferred stock dividend of $1,765,000 and subtracted from net income to arrive at net income available to common stockholders. The deemed preferred stock dividend in fiscal year 2003 reduced basic income per share by $0.54 to $0.37 and diluted income per share by $0.15 to $0.11.
(5)	For more information regarding the calculation of net income (loss) per share, see Note 1 of our financial statements included in this Annual Report on Form 10-K.
(6)	All 5.4 million outstanding shares of convertible preferred stock converted automatically into 5.4 million shares of common stock upon the closing of our initial public offering in July 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Business—Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes included elsewhere in this Form 10-K.

Overview

We are a retailer of distinctive modern design products to both residential and commercial customers. Our clients purchase through three integrated sales points. Approximately 58% of our orders occur in our studios generating approximately 73% of the dollar value of our order sales demand. The remaining 42% of our orders are transacted via our website and phone center. We have developed a national presence in modern design furnishings and a brand recognized for design excellence among our customers and the design community. In the process we have created a differentiated business model that enables us to provide products to our customers in a more convenient, efficient and economical manner than was previously available to them. Our policy of maintaining core products in stock represents a departure from the approach taken by many other modern design furnishings retailers.

In fiscal year 2007, we introduced an extended lead-time program, allowing our clients to personalize their product, if they wish to meet their unique needs. Based upon our success last year, we launched an expanded offering in accessories in the fourth quarter of 2007, which we call “Tools for Living.” We believe this new product line will increase our presence in providing modern design solutions for our customers. This category currently features approximately 100 new products, ranging in price from under $20 to over $1,000. The products all share smart design, functionality and modern aesthetics.

Each product is unique in how it solves a problem or makes something more comfortable or easier to use. These products carry significantly better gross margins than our base business. This as an opportunity to offer our existing customers a solution to their everyday problems, as well as providing an introduction to DWR for new clients. If Tools for Living achieves a sufficient level of market acceptance, we will continue to grow the product line and explore other design-driven opportunities. Our relationships with both internationally recognized and emerging designers continue to grow and allow us to offer our customers an array of innovative and often hard-to-find merchandise.

Our business strategy is based upon the premise that multiple, integrated sales points improve customer convenience, reinforce brand awareness, enhance customer knowledge of our products and produce operational benefits that ultimately improve market penetration and returns on capital. We believe most traditional retailers initially established their presence with one sales point and subsequently added additional sales points as they grow, thereby making integration across sales points more difficult.

We have experienced significant growth in customers and sales since our founding in 1998. We began selling products through the phone and online in the second half of 1999, and we opened our first studio in November 2000. We base our decisions on where to open new studios by categorizing markets into “tiers” based on household population statistics and supporting sales data collected from our other sales points. Our experience indicates that studio openings significantly improve our overall market penetration rates in the markets in which they are located. In addition, we have seen our online sales increase in markets where we have studios compared to markets where we do not have studios.

In recent years, we have continued to increase sales as our studio base grows. Studios have increased in number from one at the end of 2000 to 66 studios and one outlet operating in 24 states and the District of Columbia as of December 29, 2007. During fiscal year 2007, we opened three new studios and one replacement studio. We expect to open between three and five new studios and two or three Tools for Living stores in fiscal 2008, in major urban markets. We have entered into leases for two of the studio locations as of December 29, 2007, that we expect to open in the first quarter of 2008. We expect to open the remaining locations late in the third quarter or early fourth quarter of 2008.

We plan to reduce our catalog circulation in fiscal year 2008. However, our catalog-related expense is expected to increase as a result of the postal increases enacted in late 2007. In the second quarter of fiscal 2008, we will re-launch our website on a new and improved platform. We believe these enhancements to our web capabilities may provide us with significant future growth opportunities. Overall, our objectives for 2008 are to finish our turnaround, strengthen our expense controls and, most importantly, begin to realize the benefits of our re-sourcing efforts.

All of our sales points utilize a single common inventory held at our Hebron, Kentucky fulfillment center. Because we don’t offer a “cash and carry” option in our studios, we are able to more fully utilize selling space and avoid the operational issues that often arise with stock balancing and store replenishment. We currently source our products primarily in the U.S. and Europe. In fiscal year 2007, we purchased approximately 42% of our product inventories from manufacturers in foreign countries, with 33% of our product inventory purchases being paid for in Euros. To mitigate our foreign currency exchange risk, we purchased foreign currency contracts to pay for merchandise purchases. As fiscal year 2008 progresses, we expect to have an increasing amount of products being sourced from factories outside of Europe. We plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, source products in other parts of the world including Latin America and Asia where product costs are expected to be lower. During the last twelve months, our product development team has worked diligently to find qualified factories in North America and elsewhere that can provide us with the quality our clients expect but free us from the impact of fluctuations in the price of the Euro. By the end of 2008, we believe we can achieve significant product margin improvements from these efforts. We believe that within five years we may have less than 20% of our product coming from European factories.

On October 1, 2005, we shortened the estimated useful lives for certain computer systems costing approximately $5,100,000 from three years to 18 months as a result of our plans to replace them. This change resulted in additional depreciation expense in fiscal years 2006 and 2005 of approximately $1,000,000 and $324,000, respectively. Depreciation expense decreased by approximately $2,263,000 in fiscal year 2007 from 2006 as these assets became fully depreciated. During fiscal year 2006, we selected a software vendor, and during fiscal year 2007, we began the process of implementing the new system. During 2008, we expect to install the new information technology systems and an enhanced website that will substantially increase depreciation expense.

Results of Operations

Net Sales and Other Data. The following table presents our results from operations for fiscal years 2007, 2006 and 2005 including our net sales by sales point both in dollars and as a percentage of net sales:

(amounts in thousands)	Fiscal Year 2007	% of Net Sales	Fiscal Year 2006	% of Net Sales	Fiscal Year 2005	% of Net Sales
Net sales:
Studio sales	$126,199	65.1%	$107,963	60.6%	$88,240	55.8%
Online sales	29,004	15.0%	30,004	16.8%	29,215	18.5%
Phone sales	19,179	9.9%	19,441	10.9%	22,324	14.1%
Other sales	6,910	3.6%	5,132	2.9%	1,763	1.1%
Shipping and handling fees	12,644	6.4%	15,602	8.8%	16,694	10.5%

Total net sales	193,936	100.0%	178,142	100.0%	158,236	100.0%
Cost of sales	107,014	55.2%	103,681	58.2%	90,400	57.1%

Gross margin	86,922	44.8%	74,461	41.8%	67,836	42.9%
Selling, general and administrative expenses	87,651	45.2%	87,555	49.1%	71,422	45.1%

Loss from operations	(729)	(0.4)%	(13,094)	(7.3)%	(3,586)	(2.3)%
Other income, net	1,778	0.9%	212	0.1%	568	0.4%

Incomes (loss) before income taxes	1,049	0.5%	(12,882)	(7.2)%	(3,018)	(1.9)%
Income tax expense (benefit)	726	0.3%	(4,593)	(2.5)%	(949)	(0.6)%

Net income (loss)	$323	0.2%	$(8,289)	(4.7)%	$(2,069)	(1.3)%

The following table presents the number of studios open at the end of each fiscal period, and the approximate number of catalogs circulated, the approximate number of online sessions and the approximate average order during fiscal years 2007, 2006 and 2005:

	Fiscal Year
	2007	2006	2005
Number of studios and outlets open at end of fiscal period	67	64	56
Number of catalogs circulated	6,102,000	5,970,000	11,971,000
Number of online sessions	8,348,000	5,751,000	4,484,000
Average order	$1,400	$1,100	$1,050

Comparison of Fiscal Year 2007 to Fiscal Year 2006

Net Sales. Net sales consist of studio sales, online sales, phone sales, other sales and shipping and handling fees, net of actual and estimated returns by customers. Studio sales consist of sales of merchandise to customers from orders placed at our studios, online sales consist of sales of merchandise from orders placed through our website, phone sales consist of sales of merchandise through the toll-free numbers associated with our printed catalogs, and other sales consist of warehouse sales and outlet sales. Warehouse sales consist of periodic clearance sales at our fulfillment center of product samples and products that customers have returned. Outlet sales consist of sales at our outlet of product samples, returned product from our customers and to a lesser degree full price product. Shipping and handling fees consist of amounts we charge customers for the delivery of merchandise.

Net sales increased $15.8 million, or 8.9%, to $193.9 million in fiscal year 2007, compared to $178.1 million in fiscal year 2006. The increase in net sales is primarily related to a $18.2 million increase in studio sales and a $1.8 million increase in other sales. The increase in sales is related to a higher average unit retail, in part due to price increases and product mix. Comparing fiscal year 2007 to fiscal year 2006, the average order increased by approximately 27%, partially offset by a 11% decrease in the number of orders.

The increase in studio sales is attributable to the incremental sales of approximately $7.1 million generated from seven studios opened in fiscal year 2006 which operated less than 12 months in fiscal year 2006 and the three new studios opened during fiscal year 2007. In addition, the increase in studio sales is related to price increases and product mix as we sold more higher priced merchandise. We had 66 studios and one outlet open at the end of fiscal year 2007 compared to 63 studios and one outlet open at the end of fiscal year 2006. We expect net sales to continue to increase in fiscal year 2008, as we open additional studios including our new Tools for Living stores. However, we cannot assure you that sales will increase due to uncertain economic conditions.

Other sales increased $1.8 million, or 34.6%, compared to the same period last year. This increase in other sales is primarily related to an increase of $2.6 million in sales generated from our outlet that opened at the end of the second quarter of 2006. This increase was partially offset by the decrease in warehouse sales of $0.9 million primarily related to a large warehouse sales event in fiscal year 2006 that was not repeated in fiscal year 2007.

Online sales decreased by $1.0 million, or 3.3%, and phone sales decreased $0.3 million, or 1.3%, in fiscal year 2007 compared to fiscal year 2006. The decreases in online and phone sales resulted from lower average orders and a decrease in the number of orders in fiscal year 2007 compared to fiscal year 2006.

Shipping and handling fees received from customers for delivery of merchandise decreased $3.0 million, or 19.0%, to $12.6 million in fiscal year 2007, compared to $15.6 million in fiscal year 2006. This decrease is primarily attributed to our generally charging lower shipping and handling fees to our customers and eight free shipping promotions during fiscal year 2007 compared to four free shipping promotions during fiscal year 2006.

Cost of Sales. Cost of sales increased $3.3 million, or 3.2%, to $107.0 million in fiscal year 2007 from $103.7 million in fiscal year 2006. The increase in cost of sales is due to the increase in sales. As a percentage of net sales, cost of sales decreased to 55.2% in fiscal year 2007 from 58.2% in fiscal year 2006. Cost of sales consists of cost of product sales and freight shipping costs. Of the 3.0 percentage points decrease in cost of sales as a percentage of net sales, 2.2 percentage points is attributable to product-related margin improvements and 0.8 percentage points is attributed to lower freight shipping fees and costs in fiscal year 2007 compared to 2006. Shipping fees decreased by 19.0% and shipping costs decreased by 17.2% in fiscal year 2007 compared to 2006. Consequently, with product revenues increasing, shipping fees are a proportionally smaller component of revenues in fiscal year 2007 compared to 2006 resulting in an overall margin improvement of 0.8 percentage points. Shipping margins remain a key ongoing focus for us. We expect to break even in fiscal year 2008.

Selling, General and Administrative Expenses. (“SG&A”). Selling, general and administrative expenses consist of studio costs, including salaries and studio occupancy costs, costs associated with publishing our catalogs and maintaining our website, and corporate and fulfillment center costs, including salaries and occupancy costs, among others. Our gross margins may not be comparable to those of other companies because some other companies include all of the costs related to their distribution network in cost of sales, and others, including us, may exclude a portion of them from gross margin, including them instead in other line items, such as selling, general and administrative expenses.

(amounts in millions)	Fiscal Year 2007	% of Net Sales	Fiscal Year 2006	% of Net Sales	Change	% Change
Salaries and benefits	$36.5	18.8%	$34.4	19.3%	$2.1	6.1%
Occupancy and related expense	25.3	13.0%	26.1	14.7%	(0.8)	(3.1)%
Catalog, advertising and promotion	9.9	5.1%	10.6	5.9%	(0.7)	(6.6)%
Other expenses	11.4	5.9%	10.6	5.9%	0.8	7.5%
Professional - legal, consulting, SOX	4.6	2.4%	5.9	3.3%	(1.3)	(22.0)%

Total SG&A	$87.7	45.2%	$87.6	49.1%	$0.1	0.1%

SG&A expenses increased $0.1 million, or 0.1%, to $87.7 million in fiscal year 2007 from $87.6 million in fiscal year 2006. Overall SG&A expenses are essentially unchanged in fiscal year 2007 from 2006 because of our efforts to contain those expenses. As a percentage of net sales, SG&A expenses decreased to 45.2% in fiscal year 2007 from 49.1% in fiscal year 2006, which is primarily due to our increased sales. Changes in the components of SG&A expenses are primarily due to the following:

•

Salaries and benefits expenses increased $2.1 million, or 6.1%, to $36.5 million in fiscal year 2007 from $34.4 million in fiscal year 2006. This increase is primarily related to a $1.6 million increase in salary and contract labor expenses, a $1.0 million increase in commission and bonus expense in part related to the increase in net sales, and a $0.3 million increase in stock-based compensation expense, partially offset by a $0.8 million decrease in severance costs. Of the increase in salaries and benefits expenses noted above, approximately $1.4 million is related to the seven studios and one outlet opened in fiscal year 2006 which operated less than 12 months in fiscal year 2006 and the three new studios opened during fiscal year 2007. Salaries and benefits expenses are expected to increase due to benefit cost increases, increased commissions related to planned sales increases, if any, and headcount increases from new studios not operating in the prior comparable period. We may increase or decrease headcount depending on operating requirements and cost considerations that would affect salaries and benefits expenses.

•

Occupancy and related expenses decreased $0.8 million, or 3.1%, to $25.3 million in fiscal year 2007 compared to $26.1 million in fiscal year 2006. This decrease is primarily due to a $1.9 million decrease in depreciation expense, of which $2.3 million was related to our information technology system, which was fully depreciated in the first quarter of 2007; partially offset by $0.3 million increase in depreciation expense as a result of the change in the estimated useful life of assets related to the early termination of a studio lease. This decrease was further offset by a $0.8 million increase in rent and related operating expenses associated with the seven studios and one outlet opened in fiscal year 2006 which operated less than 12 months in fiscal year 2006 and the three new studios opened during fiscal year 2007. Occupancy and related expenses are expected to increase with the opening of new studios. In addition, we anticipate increases in depreciation expense as our new information technology systems and enhanced website become operational in 2008.

•

Catalog, advertising and promotions expenses decreased approximately $0.7 million, or 6.6%, to $9.9 million in fiscal year 2007 from $10.6 million in fiscal year 2006. This decrease is primarily related to a $1.9 million decrease in catalog expense and a $0.4 million decrease in visual, prototypes and sample expenses, partially offset by a $1.5 million increase in media advertising and promotions. Catalog expenditures during fiscal year 2007 were approximately $100,000 less per catalog than in fiscal year 2006. Four catalogs were delivered to our customers in the fourth quarter of 2007 compared to three catalogs being delivered during the fourth quarter of 2006, and the catalogs were delivered at later dates in 2007 compared to 2006, resulting in less amortization expense prior to year end and higher prepaid catalog costs at year end.

•

Other SG&A expenses increased $0.8 million, or 7.5%, to $11.4 million in fiscal year 2007 compared to $10.6 million in fiscal year 2006. The increase is primarily due to a $0.3 million increase in software and website-related expenses, a $0.3 million increase in sales related merchant fees and a $0.3 million increase in studio distribution expense.

•

Professional, accounting, legal and SOX expenses decreased $1.3 million, or 22.0%, to $4.6 million in fiscal year 2007 compared to a $5.9 million in fiscal year 2006. The decrease is primarily due to a $0.7 million decrease in accounting and consulting fees directly related to SEC reporting and SOX compliance, $0.5 million decrease in legal expenses and a $0.1 million decrease in public company reporting costs.

Interest Income. Interest income increased $78,000 to $385,000 in fiscal year 2007 compared to $307,000 in fiscal year 2006, primarily due to higher yielding investments in fiscal year 2007 compared with fiscal year 2006. Invested capital in fiscal year 2007 was slightly lower than in 2006. During the third quarter of 2006, we liquidated our municipal bonds portfolio and invested our capital in a higher yielding bank money market account.

Interest Expense. Interest expense increased $373,000 to $625,000 in fiscal year 2007 compared to $252,000 in fiscal year 2006, primarily due to higher balances outstanding under our loan agreements in fiscal year 2007 compared with fiscal year 2006.

Other Income, Net. Other income primarily consists of a net gain of $2.2 million after related expenses as a result of the early termination of a studio lease per an agreement between us and the landlord and list rental income of approximately $68,000, partially offset by foreign currency exchange losses of $267,000.

Income Taxes. In fiscal year 2007, we recorded income tax expense of $726,000 compared to income tax benefit of $4,593,000 in fiscal year 2006. The income tax expense in fiscal year 2007 is primarily related to profitability in fiscal year 2007 compared to a net loss before tax benefit in fiscal year 2006. We have net operating loss carry-forwards of approximately $2.1 million and $11.4 million as of December 29, 2007 for federal and state income taxes, respectively. These net operating loss carryforwards will expire between fiscal years 2016 and 2027. The effective tax rate for fiscal year 2007 was 69.0%, which varies from the 34.0% statutory rate primarily due to stock based compensation expense of approximately $1.0 million related to incentive stock options which is not deductible for tax purposes and the effects of state income taxes.

Comparison of Fiscal Year 2006 to Fiscal Year 2005

Net Sales. Net sales increased $19.9 million, or 12.6%, to $178.1 million in fiscal year 2006, compared to $158.2 million in fiscal year 2005. The increase in net sales is primarily related to the $19.7 million increase in studio sales, as well as the $3.4 million increase in other sales. The increase in studio sales is primarily attributable to the incremental sales of approximately $12.7 million generated from 23 studios opened in fiscal year 2005 which operated less than twelve months in fiscal year 2005 and approximately $6.5 million in sales generated from seven studios opened during fiscal year 2006. Other sales increased $3.4 million, or 191.1%, compared to the same period last year. This increase in other sales is primarily related to sales generated from three warehouse sales held during fiscal year 2006 and sales from our outlet which opened at the end of the second quarter of 2006. Online sales increased $0.8 million, or 2.7%, and phone sales decreased $2.9 million, or 12.9%, in fiscal year 2006 compared to fiscal year 2005. We believe the increase in online sales is due in part to increased online marketing initiatives including search optimization and more strategic use of e-mail databases, which increased the number of hits on our website by 28.2%. We had 63 studios and one outlet open at the end of fiscal year 2006 compared to 56 studios open at the end of fiscal year 2005. Shipping and handling fees received from customers for delivery of merchandise decreased $1.1 million, or 6.5%, to $15.6 million in fiscal year 2006, compared to $16.7 million in fiscal year 2005, primarily due to the free shipping events in the second and third quarter of fiscal year 2006.

Cost of Sales. Cost of sales increased $13.3 million, or 14.7%, to $103.7 million in fiscal year 2006 from $90.4 million in fiscal year 2005. As a percentage of net sales, cost of sales increased to 58.2% in fiscal year 2006 from 57.1% in fiscal year 2005. This increase in cost of sales as a percentage of net sales is due primarily to the higher costs associated with shipping product from our distribution center, as well as a reduction in shipping revenue related to the free shipping promotions in the second and third quarter of fiscal year 2006. Product-related cost of goods sold, as a percentage of net sales excluding shipping and handling fees, remained relatively unchanged for fiscal year 2006 at 53.8% compared to 53.7% for fiscal year 2005. We believe that product-related cost of goods sold, as a percentage of net sales excluding shipping and handling fees, is a useful financial measure as it removes the impact of shipping revenues and related costs. We believe shipping operations do not reflect the core operations of our business and do not represent a profit center.

Selling, General and Administrative Expenses.

(amounts in millions)	Fiscal Year 2006	% of Net Sales	Fiscal Year 2005	% of Net Sales	Change	% Change
Salaries and benefits	$34.4	19.3%	$26.1	16.5%	$8.3	31.8%
Occupancy and related expense	26.1	14.7%	20.1	12.7%	6.0	29.9%
Catalog, advertising and promotion	10.6	5.9%	12.7	8.0%	(2.1)	(16.5)%
Other expenses	10.6	5.9%	9.5	6.0%	1.1	11.6%
Professional - legal, consulting, SOX	5.9	3.3%	3.0	1.9%	2.9	96.7%

Total SG&A	$87.6	49.1%	$71.4	45.1%	$16.2	22.7%

SG&A expenses increased $16.2 million, or 22.7%, to $87.6 million in fiscal year 2006 from $71.4 million in fiscal year 2005. As a percentage of net sales, SG&A expenses increased to 49.1% in fiscal year 2006 from 45.1% in fiscal year 2005. These increases are primarily due to the following:

•

Salaries and benefits increased $8.3 million, or 31.8%, to $34.4 million in fiscal year 2006 from $26.1 million in fiscal year 2005. This increase is partly due to the incremental salary and benefits of $3.0 million related to the 23 studios opened in fiscal year 2005 which operated less than 12 months in fiscal year 2005 and the seven studios and one outlet opened during fiscal year 2006, an increase in temporary help and subcontractors of approximately $1.0 million, stock-based compensation and severance costs of approximately $1.7 million, and $0.6 million in commissions related to the increase in net sales. The increase in temporary help, as well as subcontractor costs relates in part to temporary staffing for open positions in the Company not filled as well as additional temporary help needed to complete special projects. In conjunction with the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, we recorded compensation expense in fiscal year 2006 of approximately $1.9 million related to stock options and employee stock purchases. In fiscal year 2005, we recorded approximately $1.0 million in amortized deferred stock based compensation in accordance with Accounting Principals Board, or APB, Statement No. 25, or APB 25.

•

Occupancy and related expense increased $6.0 million, or 29.9%, to $26.1 million in fiscal year 2006 from $20.1 million in fiscal year 2005. This increase is primarily due to the incremental occupancy costs of approximately $3.4 million associated with the 23 studios opened in fiscal year 2005 which operated less than 12 months in fiscal year 2005 and the seven studios and one outlet opened during fiscal year 2006 and the increase in depreciation of long-lived assets. Depreciation expense increased to approximately $8.9 million in fiscal year 2006, from approximately $6.6 million in fiscal year 2005. Included in the increase in depreciation expense is approximately $1.0 million in additional depreciation expense related to our information technology systems due to our decision in the fourth quarter of 2005 to shorten the expected life of the systems. Additionally, depreciation expense increased as a result of increases in fiscal year 2006 in spending on capital assets associated with the new studios and one outlet opened of approximately $346,000.

•

Catalog, advertising and promotions expenses decreased approximately $2.1 million, or 16.5%, to $10.6 million in fiscal year 2006 from $12.7 million in fiscal year 2005. This decrease is primarily due to the decrease in catalog expenses of approximately $3.4 million, partially offset by an increase in advertising. During the third quarter of 2006, we reduced our catalog distribution and began testing select media advertising.

•

Professional fees increased approximately $2.9 million primarily due to increases in auditing and accounting fees and professional fees related to SOX compliance and costs as well as incremental accounting fees associated with the quarterly review by our independent public accountants for the second quarter of fiscal year 2006.

Interest Income. Interest income decreased to $307,000 in fiscal year 2006 from $391,000 in fiscal year 2005. Our interest income in fiscal years 2006 and 2005 was generated by interest received on our cash equivalents and investments. In 2006 our investment bearing balances decreased primarily to fund our capital expenditures.

Interest Expense. Interest expense increased to approximately $252,000 in fiscal year 2006 from $39,000 in fiscal year 2005, primarily due to a higher amount of short-term borrowings under our bank credit facility for working capital purposes and for capital expenditures.

Other Income (Expense). Other income decreased to $157,000 in fiscal year 2006 from $216,000 in fiscal year 2005. In fiscal year 2006, other income consisted primarily of list rental income of approximately $216,000 partially offset by other expenses, principally the loss recorded due to the ineffectiveness on our hedging program. In fiscal year 2005, other income consisted primarily of $284,000 received from an early termination of a warehouse lease arrangement at the option of the landlord and $166,000 in list rental income, which were partially offset by a loss of $236,000 due to the our ineffectiveness on our hedging program.

Income Taxes. In fiscal year 2006 we recorded an income tax benefit of $4,593,000 compared to $949,000 in fiscal year 2005. The increase in income tax benefit in fiscal year 2006 is primarily related to the increase in net loss before tax benefit in fiscal year 2006 as compared with fiscal year 2005.

Liquidity and Capital Resources

Cash and cash equivalents: Cash and cash equivalents was $5,651,000 and $6,795,000 as of December 29, 2007 and December 30, 2006, respectively. Working capital was $24,210,000 and $20,451,000 as of December 29, 2007 and December 30, 2006, respectively.

Cash Flows. Net cash provided by (used in):

	Fiscal Year Ended
(amounts in thousands)	December 29, 2007	December 30, 2006	December 31, 2005
Operating activities	$5,062	$509	$(1,682)
Investing activities	(5,685)	1,541	1,588
Financing activities	(521)	1,317	2,447

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $5,062,000 in fiscal year 2007 compared to $509,000 provided in fiscal year 2006 and $1,682,000 used in fiscal year 2005. The improvement in cash flow provided by operating activities for fiscal year 2007 from fiscal year 2006 was primarily attributable to positive net income from operations in fiscal year 2007 resulting from increased revenues, improved gross margins, improved SG&A expense control and $2,200,000 cash received as a result of the early termination of a studio lease.

The net cash provided by operating activities in fiscal year 2006 was primarily the result of the net loss of $8,289,000 adjusted for non-cash depreciation and amortization expense of $8,919,000 and stock-based compensation expense of $1,926,000 and a decrease in other assets of $1,516,000 offset by an increase in inventory of $2,610,000.

The net cash used in operating activities in fiscal year 2005 was primarily the result of the net loss of $2,069,000 and increases in inventory of $10,920,000 and other assets of $1,833,000 from fiscal year 2004. Cash used in operating activities was partially offset by adjustments for non-cash depreciation and amortization expense of $6,623,000, and increases in accounts payable of $4,744,000 and deferred rent and lease incentives of $2,595,000 from fiscal year 2004.

Net Cash Provided by (Used in) Investing Activities. From fiscal years 2005 to 2007, cash used in investing activities was primarily for the purchases of property and equipment, and cash provided by investing activities was from the net proceeds of investments. Purchases of property and equipment for our studios and new information technology systems were $5,688,000, $8,128,000 and $14,315,000 in fiscal years 2007, 2006 and 2005, respectively. We opened three new studios and one replacement studio in fiscal year 2007, seven studios and one outlet in 2006 and 23 studios in 2005. The net proceeds from investments were $9,650,000 and $15,903,000 in fiscal years 2006 and 2005, respectively. We had no proceeds from the sale of investments in fiscal year 2007.

In fiscal years 2006 and 2005, we financed purchases of property and equipment primarily through the sale of financial investments. By contrast, in fiscal year 2007, we financed purchases of property and equipment primarily through cash flows provided by operations. In fiscal year 2008, we anticipate that our investment in property and equipment will be between approximately $9,000,000 and $10,000,000 primarily to implement new information technology systems, website enhancement and our plan to open three to five studios and two or three Tools for Living stores. We plan to finance these investments in fiscal year 2008 from our existing cash balances, our anticipated cash flows from operations and borrowings under our revolving line of credit facility.

Net Cash Provided by (Used in) Financing Activities. Net cash used in financing activities in fiscal year 2007 was primarily for repayment of long-term obligations of $561,000. Net cash provided by financing activities in fiscal year 2006 was comprised of $1,068,000 from financing our new technology system and $385,000 in issuance of common stock pursuant to our employee stock option plan and to a lesser extent the employee stock purchase plan. Net cash provided by financing activities in fiscal year 2005 was comprised of proceeds of $898,000 in our public offering, net of underwriting discounts and offering expenses, $880,000 in issuance of common stock pursuant to our employee stock option plan and $785,000 in issuance of common stock pursuant to our employee stock purchase plan.

After the repayment of $11,200,000 under our revolving line of credit facility during the fourth quarter of 2007, we had available approximately $24,459,000 in working capital resources as of December 29, 2007 for our future cash needs as follows:

•	approximately $5,651,000 in cash and cash equivalents; and

•	approximately $18,808,000 available for advances under our revolving line of credit facility.

We believe that our sources of cash, including our existing cash and cash equivalent balances, our anticipated cash flows from operations and availability under our revolving line of credit facility, will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months. Our ability to fund our operations and anticipated capital expenditures in the future will depend on our future operations, performance and cash flows and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

Commitments and Contractual Obligations

On February 2, 2007, we entered into a Loan, Guaranty and Security Agreement with Wells Fargo Retail Finance, LLC, or the Loan Agreement, which replaced the previous loan with Wells Fargo HSBC Trade Bank, N.A. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20,000,000 which may be increased to $25,000,000 at our option, provided we are not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5,000,000. The amount we may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of our personal property, including equipment, fixtures, general intangibles, intellectual property and inventory. The Loan Agreement contains various restrictive covenants, including minimum availability, which is the amount we may borrow under the Loan Agreement, less certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures we may incur in any fiscal year. We are currently in compliance with all of these restrictive covenants.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability and the unused credit line fee is 0.3%. In the event of default, our interest rates are increased by approximately two percentage points. As of December 29, 2007, we had no outstanding borrowings under the revolving credit line and $1,192,000 in outstanding letters of credit. Approximately $18,808,000 was available for advances under the revolving credit line as of December 29, 2007.

We have various other notes payable, which consist primarily of unsecured equipment financing loans. In June 2006 we financed a portion of our new information technology project with a three year promissory note of approximately $1.0 million with an interest rate of approximately 2.0%. In accordance with APB Opinion No. 21 “Interest on Receivables and Payables,” or APB 21, we discounted this note to its fair value. The discounted portion of approximately $58,000 is being amortized as interest expense over the life of the note using the effective interest method. As of December 29, 2007, outstanding borrowings under these notes were $556,000 with interest rates ranging from 2% to 6.75%. These notes mature in 2009.

We entered into equipment leases during fiscal year 2007 with a total capitalized value of $123,000 that were classified as furniture and equipment in property and equipment.

The following table presents our contractual obligations as of December 29, 2007:

	Payment Due
(in thousands)	2008	2009 and 2010	2011 and 2012	Thereafter	Total

Operating lease obligations (1)	$13,956	$24,034	$19,239	$25,170	$82,399
Long-term debt obligations	328	228	—	—	556
Capital lease obligations	29	56	52	8	145
Documentary and standby letters of credit	1,192	—	—	—	1,192
Purchase obligations (2)	24,450	—	—	—	24,450

Total	$39,955	$24,318	$19,291	$25,178	$108,742

(1)	Operating lease obligations consist of office, studio and fulfillment center lease obligations.
(2)	Purchase obligations primarily relate to commitments for inventory on open purchase orders.

Off-Balance Sheet Arrangements

Through December 29, 2007, we did not have any relationships with entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are set forth below.

We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every four to six years. Our 2007 fiscal year ended on December 29, 2007, the 2006 fiscal year ended on December 30, 2006 and the 2005 fiscal year ended on December 31, 2005. Each of fiscal years 2007, 2006 and 2005 consisted of 52 weeks.

Revenue Recognition. We recognize revenue on the date on which we estimate that the product has been received by the customer. We retain title to items and bear the risk of loss until delivery on shipments from our warehouse. We take title to items drop shipped by vendors at the time of shipment and bear the risk of loss until delivery to customers. We use third-party freight carrier information to estimate standard delivery times to various locations throughout the United States. We record as deferred revenue the dollar amount of all shipments for a particular day, if based upon our estimated delivery time, such shipments are expected to be delivered after the end of the reporting period. As of December 29, 2007 and December 30, 2006, deferred revenue was $325,000 and $1,583,000, respectively, and related deferred cost of sales was $173,000 and $883,000, respectively. Deferred revenue was lower as of December 29, 2007 than December 30, 2006 because limited shipments were made during the last week of fiscal year 2007 due to a physical inventory being taken during that week. We account for gift cards by recognizing a liability at the time a gift card is sold, and recognizing revenue at the time the gift card is redeemed for merchandise.

Sales are recorded net of expected returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount less any reserve for estimated scrap. The reserves for estimated product returns were approximately $654,000 and $565,000 as of December 29, 2007 and December 30, 2006, respectively.

Inventory. Inventory consists primarily of finished goods purchased from third-party manufacturers and estimated inbound freight costs. Inventory on hand is carried at an average cost which approximates a first-in first-out method and is carried at the lower of cost or market. We write down inventory for estimated damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. Although our actual inventory write-downs historically have not differed materially from estimated inventory write-downs, in the future, actual inventory write-downs may differ materially from our reserves. As a result, our operating results and financial condition could be adversely affected. As of December 29, 2007 and December 30, 2006, we had inventory of $37,820,000 and $33,849,000, respectively, net of write-downs of $2,166,000 and $2,341,000, respectively.

Inventory-in-transit. We record inventory-in-transit based upon purchase order amounts, shipping terms, and estimated lead times from our vendors to our freight forwarders. Actual amounts shipped could differ from our estimates due to transit times as well as partial shipments due to shortages or backorders. Inventory-in-transit was $5,306,000 as of December 29, 2007 and $6,611,000 as of December 30, 2006.

Accrued freight. We estimate inbound and outbound freight costs based upon an analysis and review of our historical freight costs. These costs may vary due to the actual weight and size of the product shipped as well as added fuel surcharges.

Impairment of Long-Lived Assets. We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Management considers the following circumstances and events to assess the recoverability of carrying amounts: 1) a significant adverse change in the extent or manner in which long-lived assets are being used or in their physical condition, 2) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, 3) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, and 4) a current expectation that, more likely than not, the long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Decisions to close a studio or facility also can result in accelerated depreciation over the revised useful life. When we close a location that is under a long-term lease, we record a charge for the fair value of the liability associated with that lease at the cease-use date. The fair value of such liability is calculated based on the remaining lease rental payments due under the lease, reduced by estimated rental payments that could be reasonably obtained by us for subleasing the property to a third party. The estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by factors such as future studio profitability, real estate demand and economic conditions that can be difficult to predict. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, a loss is recognized equal to the difference between the carrying value and the fair value of the assets.

Advertising Costs. Direct response catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon weighted-average historical revenues attributed to previously issued catalogs. Based on historical data we have collected, we have estimated that catalogs have a period of expected future benefit of two to four months. The period of expected future benefit of our catalogs could decrease if we were to publish new catalogs more frequently in each year, or could increase if we published them less frequently. Prepaid catalog costs are evaluated for realizability at the end of each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. We account for consideration received from our vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received from such vendors were approximately $666,000, $514,000 and $673,000 in fiscal years 2007, 2006 and 2005, respectively. Apart from amounts received from vendors for cooperative advertising, we do not typically receive allowances or credits from vendors. In the case of a few select vendors, we receive a small discount of approximately 2% for prompt payment of invoices. These discounts were recorded as a reduction of costs of goods sold and totaled $184,000, $128,000 and $190,000 in fiscal years 2007, 2006 and 2005, respectively.

Stock-Based Compensation. In the first quarter of 2006, we adopted the modified prospective method for valuing stock options we grant in accordance with SFAS 123R. Under SFAS 123R, we recognized $2,272,000 and $1,926,000 of compensation expense related to stock options and employee stock purchases in fiscal years 2007 and 2006, respectively. Stock based compensation expense is classified in selling, general and administrative expenses. We calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model. The following assumptions are used in the model: (1) a blended volatility rate using a combination of historical stock prices of the Company and volatility data from four publicly traded retail industry peers, (2) a risk-free interest rate based upon the closing rates on the date of grant for U.S. treasury notes that have a life which approximates the expected life of the option, (3) a dividend yield based on historical and expected dividend payouts, (4) an expected life of employee stock options based on the simplified method allowed by the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management Staff Accounting Bulletin 107 and (5) a forfeiture rate based on historical data. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adopting SFAS 123R, we recorded deferred stock-based compensation charges in the amount by which the exercise prices of certain options were less than the fair value of our common stock at the date of grant under the intrinsic value method of accounting as defined by the provisions of APB 25.

Accounting for Income Taxes. We will need to generate future taxable income of approximately $2,100,000, and $11,400,000 to realize federal and state net operating losses, respectively. We record an estimated valuation allowance on our deferred tax assets if it is more likely than not that they will not be realized. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or a part of our net deferred tax assets in the future, we would record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. We have provided a valuation allowance to the extent that our deferred tax assets are deemed not realizable. The valuation allowance was $417,000 as of December 29, 2007.

Derivative and Hedging Activities. We record derivatives related to cash flow hedges for foreign currency at fair value on our balance sheet, including embedded derivatives. We implemented a new hedging strategy in the first quarter of 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Foreign currency contracts entered into from January to April of fiscal year 2007 were not designated as cash flow hedge contracts and were being accounted for using this non-cash flow hedge accounting. Since we did not meet the criteria for cash flow hedge accounting, we accounted for foreign currency contracts using non-cash flow hedge accounting on a monthly basis by recognizing the net cash settlement gain or loss in other income (loss) and adjusting the carrying amount of open contracts to market by recognizing any corresponding gain or loss in other income (loss). In the second quarter of 2007, we developed a hedging strategy and policies and procedures that met the criteria for cash flow hedge accounting. Foreign currency contracts entered into from May 2007 through December 2007 were designated as cash flow hedge contracts and were accounted for on a monthly basis by recognizing the net cash settlement gain or loss in other comprehensive income (loss) and adjusting the carrying amount of open designated contracts to market by recognizing any corresponding gain or loss in other comprehensive income (loss). Net cash settlement gain or loss was recognized in cost of sales as the underlying hedged inventory is sold in each reporting period. Our derivative positions were used only to manage identified exposures.

We evaluated hedges for effectiveness, and for derivatives that were deemed ineffective, the ineffective portion was reported through earnings. We did not record any amounts for ineffectiveness during fiscal year 2007. We recorded approximately $69,000 and $236,000 for ineffectiveness during fiscal year 2006 and 2005, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. This statement clarifies the definition of fair value; the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”—Including an Amendment of FASB Statement No. 115,” or SFAS 159. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on our financial position and results of operations.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB 110. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We are required to adopt SAB 110 on January 1, 2008. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. We are currently evaluating this new statement and anticipate that this statement will not have a significant impact on the reporting of our results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. We are currently evaluating this new statement and anticipate that this statement will not have a significant impact on the reporting of our results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

In fiscal year 2007, we generated all of our net sales in U.S. dollars, but we purchased approximately 42% of our product inventories from manufacturers in foreign countries with 33% of our product inventory purchases being paid for in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, our effective cost of supplies of product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of goods sold and decrease our gross margin. Although our hedging strategy described below may mitigate this risk in the short-term, currency fluctuations in the long term will not be mitigated by hedging because we do not hedge our currency risks beyond a year. In the long term, we may mitigate the affect of currency fluctuations on our gross margins by increasing prices. However, increasing prices adversely affects sales volume.

In fiscal year 2007, the value of the dollar decreased approximately 12% relative to the Euro. We implemented a new hedging strategy in the first quarter of 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Foreign currency contracts entered into from January 2007 to April 2007 were not designated as cash flow hedge contracts and were being accounted for using this non-cash flow hedge accounting. Since we did not meet the criteria for cash flow hedge accounting, we accounted for foreign currency contracts using non-cash flow hedge accounting on a monthly basis by recognizing the net cash settlement gain or loss in other income (loss) and adjusting the carrying amount of open contracts to market by recognizing any corresponding gain or loss in other income (loss). In the second quarter of 2007, we developed a hedging strategy and policies and procedures that met the criteria for cash flow hedge accounting. Foreign currency contracts entered into from May 2007 through December 2007 were designated as cash flow hedge contracts and were accounted for on a monthly basis by recognizing the net cash settlement gain or loss in other comprehensive income (loss) and adjusting the carrying amount of open designated contracts to market by recognizing any corresponding gain or loss in other comprehensive income (loss). Net cash settlement gain or loss was recognized in cost of sales as the underlying hedged inventory is sold in each reporting period. Our derivative positions were used only to manage identified exposures. If our hedging strategy does not help reduce fluctuations in our cost of goods and mitigate the impact of strengthening of the Euro relative to the U.S. dollar, we will continue to have difficulties in accurately predicting our costs of goods and our cost of goods may increase, adversely impacting our gross margin.

Interest Rate Risk

We have interest payable on our revolving line of credit. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate or LIBOR plus 1.25% to 1.75% based upon average availability. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the future financing requirements. As of December 29, 2007, no borrowings were outstanding under this facility.

Item 8. Financial Statements and Supplementary Data

See the list of financial statements filed with this report under Item 15 below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that control deficiencies which constituted material weaknesses, as discussed in subsection (b) below, existed in our internal control over financial reporting as of the end of the period covered by this report. As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report at the reasonable assurance level. In light of the material weaknesses described below, we performed additional analyses and other post-closing procedures to determine that our financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of the end of the period covered by this report.

Control Activities

We had an entity level material weakness related to ineffective controls over the initiation, authorization, review, documentation and recording of the financial impact of material contracts. Specifically, we do not have a contract tracking system for material contracts entered into other than for purchase orders related to inventory commitments. This material weakness could impact selling, general and administrative expenses and capital expenditures.

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

We are in the process of evaluating the deficiencies that have been identified in 2006 and 2007. We have already begun to remediate many of the deficiencies.

To facilitate some of the improvements in the internal control environment, we continue to implement a new ERP system. This new ERP system should replace the majority of our existing legacy systems. We expect the new system to allow the Company to leverage more automated controls which will help remediate some of the deficiencies.

Our management has discussed the material weaknesses described above and other deficiencies with our Audit Committee. In an effort to remediate the identified material weaknesses and other deficiencies, we have initiated and/or taken action to remediate material weaknesses related to the following areas:

Control Activities

We are continuing to develop a process to emphasize the importance of internal controls and verify that all process owners are involved with performance of internal controls. We continue to provide training to all process owners on the appropriate requirements to document and perform internal control procedures.

We are continuing to develop a process whereby, on a periodic basis, process owners will perform self-assessment testing and report results to management. Periodic independent testing also will be performed to evaluate the adequacy of design and effectiveness of internal control procedures.

We plan to develop a process to review material contracts for appropriate financial statement treatment and disclosure.

Monitoring

We plan to implement formal policies and procedures over performance of internal controls, including monitoring functions. We anticipate performing a top-down risk-based approach to identify those accounts, financial statement assertions, business processes, and locations which have a higher likelihood of resulting in a material misstatement to our financial statements and accordingly adjust the nature, timing, and extent of control monitoring efforts accordingly.

An internal resource will be tasked to monitor compliance with internal control requirements, including the performance of self-testing by process owners.

(d)	Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal year 2007, we enhanced our internal control over financial reporting by:

•	Increasing the number of personnel, including those with requisite accounting knowledge, in our accounting and finance department;

•

Implementing controls and procedures to identify and assess risks relevant to achieving our financial reporting objectives, including reviews of financial performance, account reconciliations and account analysis;

•	Implementing controls over the review of our significant accounting procedures;

•	Segregating duties of employees, who had incompatible responsibilities, within all significant processes affecting financial reporting; and

•	Improving our record retention process, thereby improving our ability to support and account for transactions.

The independent registered public accounting firm, Grant Thornton LLP has issued an adverse opinion on the effectiveness of internal control over financial reporting, as stated in their report included as part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Design Within Reach, Inc.

We have audited Design Within Reach, Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Design Within Reach, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Control Activities

The Company had an entity level material weakness related to ineffective controls over the initiation, authorization, review, documentation and recording of the financial impact of material contracts. Specifically, the Company does not have a contract tracking system for material contracts entered into other than for purchase orders related to inventory commitments. This material weakness could impact selling, general and administrative expenses and capital expenditures.

Monitoring

The Company had an entity level material weakness related to insufficient oversight procedures performed by management of the Company’s internal controls. The Company did not maintain processes to verify that internal controls over financial reporting and regulatory filings were performed correctly or in a timely and consistent basis.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Design Within Reach, Inc. has not maintained effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets of Design Within Reach, Inc. as of December 29, 2007 and December 30, 2006 and the related statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 29, 2007. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 5, 2008, which expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management’s statements with respect to the Company’s remediation actions.

/s/ GRANT THORNTON LLP

San Francisco, California

March 5, 2008

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item may be found in the Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed within 120 days following the end of our fiscal year ended December 29, 2007. Such information is incorporated herein by reference. Certain documents relating to the registrant’s corporate governance, including the Code of Business and Ethics, which is applicable to the registrant’s directors, officers and employees and the charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of the registrant’s Board of Directors, are available on the registrant’s website at http://www.dwr.com.

Item 11. Executive Compensation

The information required by this Item may be found in the Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed within 120 days following the end of our fiscal year ended December 29, 2007. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item may be found in the Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed within 120 days following the end of our fiscal year ended December 29, 2007. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item may be found in the Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed within 120 days following the end of our fiscal year ended December 29, 2007. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item may be found in the Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed within 120 days following the end of our fiscal year ended December 29, 2007. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in this report:

Page
Report of Independent Registered Public Accounting Firm	59
Balance Sheets as of December 29, 2007 and December 30, 2006	60
Statements of Operations for the Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005	61
Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005	62
Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	63
Notes to Financial Statements	64

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Supplementary Data

Unaudited Quarterly Financial Data

Exhibits

Exhibits. The following exhibits are filed as a part of this report or are incorporated by reference to exhibits previously filed.

Exhibit Number	Exhibit Title
3.01(1)	Amended and Restated Certificate of Incorporation
3.02(2)	Amended and Restated Bylaws
3.03(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of Design Within Reach, Inc.
4.01(3)	Form of Common Stock Certificate
4.02(3)	Rights Agreement, dated as of May 23, 2006, among Design Within Reach, Inc. and American Stock Transfer and Trust Company, N.A., as Rights Agent, including the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Design Within Reach, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.
4.03(4)	First Amendment dated December 13, 2007 to Rights Agreement dated May 23, 2006 between Design Within Reach, Inc. and American Stock Transfer and Trust Company
10.01(1)	Form of Indemnification Agreement entered into by Design Within Reach, Inc. and its directors and executive officers
10.02(5)	Credit Agreement, dated as of December 23, 2005, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.
10.03(1)	Sublease Agreement, dated October 23, 2003, by and between National Broadcasting Company, Inc. and Design Within Reach, Inc.
10.04(1)	Lease Agreement, dated October 2, 2003, by and between Dugan Financing LLC and Design Within Reach, Inc.
10.05(1)	Design Within Reach, Inc. 1999 Stock Plan, amended as of October 29, 2003
10.06(6)	Design Within Reach, Inc. 2004 Equity Incentive Award Plan
10.07(1)	Design Within Reach, Inc. Employee Stock Purchase Plan
10.08(1)	Private Label Credit Card Program Agreement, dated as of November 13, 2003, between World Financial Network National Bank and Design Within Reach, Inc.

Exhibit Number	Exhibit Title
10.09(7)	Third Amendment to Credit Agreement, dated as of June 3, 2004, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.
10.10(8)	Form of Option Agreement under Design Within Reach, Inc. 2004 Equity Incentive Award Plan
10.11(9)	Offer of Employment Letter dated June 15, 2006 between Design Within Reach, Inc. and Ray Brunner
10.12(10)	Agreement effective as of June 30, 2006 between Design Within Reach, Inc. and Robert Forbes, Jr.
10.13(11)	Amended and Restated Credit Agreement between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006
10.14(11)	Revolving Credit Loan Note between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006
10.15(11)	Security Agreement for Equipment and Fixtures between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006
10.16(11)	Continuing Security Agreement between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006
10.17(12)	Loan Guaranty and Security Agreement among Design Within Reach, Inc., the Lenders thereto and Wells Fargo Retail, Finance, LLC, as Administrative Agent, dated as of February 2, 2007.
10.18(13)	Offer of Employment Letter dated August 27, 2006 between Design Within Reach, Inc. and John D. Hellmann.
10.19(13)	Amended and Restated Offer of Employment Letter dated March 16, 2007 between Design Within Reach, Inc. and Ray Brunner
23.01	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.
(2)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.
(3)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on May 25, 2006.
(4)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on December 14, 2007.
(5)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on April 17, 2006.
(6)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 333-113903) filed on May 17, 2004, as amended.
(7)	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (No. 333-113903) filed on June 10, 2004, as amended.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 filed on February 17, 2005.
(9)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on June 19, 2006.
(10)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on July 6, 2006.
(11)	Incorporated by reference to Design Within Reach’s Quarterly Report on Form 10-Q for the period ended July 1, 2006 filed on January 17, 2007.
(12)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on February 8, 2007.
(13)	Incorporated by reference to Design Within Reach’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 on May 8, 2007.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Design Within Reach, Inc.

We have audited the accompanying balance sheets of Design Within Reach, Inc. (a Delaware corporation) as of December 29, 2007 and December 30, 2006, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Design Within Reach, Inc. as of December 29, 2007 and December 30, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Design Within Reach Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2008 expressed an adverse opinion on the effective operation of internal control over financial reporting.

As discussed in Note 1 to the financial statements, the Company adopted Statement No. 123R, “Share-Based Payment”, on a modified prospective basis as of January 1, 2006.

/s/ GRANT THORNTON LLP

San Francisco, California

March 5, 2008

Design Within Reach, Inc.

Balance Sheets

(amounts in thousands, except per share data)

	December 29, 2007	December 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$5,651	$6,795
Inventory	37,820	33,849
Accounts receivable (less allowance for doubtful accounts of $264 and $384, respectively)	1,176	2,514
Prepaid catalog costs	2,101	1,046
Deferred income taxes	1,251	2,078
Other current assets	1,986	2,434

Total current assets	49,985	48,716
Property and equipment, net	23,302	24,507
Deferred income taxes, net	8,182	8,083
Other non-current assets	955	888

Total assets	$82,424	$82,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,442	$17,116
Accrued expenses	4,500	4,260
Accrued compensation	2,765	2,445
Deferred revenue	325	1,583
Customer deposits and other liabilities	3,397	2,342
Long-term debt, current portion	346	519

Total current liabilities	25,775	28,265
Deferred rent and lease incentives	5,976	5,580
Long-term debt, net of current portion	321	586

Total liabilities	32,072	34,431

Commitments and Contingencies (Note 6)
Stockholders’ equity
Preferred stock – $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 14,455 and 14,413 shares	14	14
Additional paid-in capital	59,146	56,849
Accumulated other comprehensive income	73	—
Accumulated deficit	(8,881)	(9,100)

Total stockholders’ equity	50,352	47,763

Total liabilities and stockholders’ equity	$82,424	$82,194

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Statements of Operations

(amounts in thousands, except per share data)

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005

Net sales	$193,936	$178,142	$158,236
Cost of sales	107,014	103,681	90,400

Gross margin	86,922	74,461	67,836
Selling, general and administrative expenses	87,651	87,555	71,422

Loss from operations	(729)	(13,094)	(3,586)
Interest income	385	307	391
Interest expense	(625)	(252)	(39)
Other income, net	2,018	157	216

Income (loss) before income taxes	1,049	(12,882)	(3,018)
Income tax expense (benefit)	726	(4,593)	(949)

Net income (loss)	$323	$(8,289)	$(2,069)

Net income (loss) per share:
Basic	$0.02	$(0.58)	$(0.15)
Diluted	$0.02	$(0.58)	$(0.15)
Weighted average shares used in calculation of net income (loss) per share:
Basic	14,430	14,342	13,729
Diluted	14,544	14,342	13,729

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount

Balance—January 1, 2005	12,869	$13	$47,823	$(1,574)	$482	$1,258	$48,002
Issuance of common stock from exercise of stock options	1,017	1	879	-	-	-	880
Issuance of common stock from stock purchase plan	56	-	785	-	-	-	785
Amortization of deferred compensation	-	-	-	571	-	-	571
Compensation for forfeitures of stock	-	-	(375)	375	-	-	-
Tax benefit from disqualifying dispositions	-	-	5,558	-	-	-	5,558
Issuance of common stock, net of offering expenses	100	-	898	-	-	-	898
Accelerated vesting of stock options	-	-	188	-	-	-	188
Comprehensive (loss)
Net (loss)	-	-	-	-	-	(2,069)	(2,069)
Net (loss) on foreign currency cash flow hedges	-	-	-	-	(1,288)	-	(1,288)
Gain on available-for-sale securities	-	-	-	-	17	-	17

Comprehensive (loss)							(3,340)

Balance—December 31, 2005	14,042	14	55,756	(628)	(789)	(811)	53,542
Stock based compensation	-	-	1,926	-	-	-	1,926
Issuance of common stock from exercise of stock options	363	-	341	-	-	-	341
Issuance of common stock from stock purchase plan	8	-	44	-	-	-	44
Accounting change from stock based compensation	-	-	(628)	628	-	-	-
Tax benefit from employee equity incentive plans	-	-	(590)	-	-	-	(590)
Comprehensive (loss)
Net (loss)	-	-	-	-	-	(8,289)	(8,289)
Net gain on foreign currency cash flow hedges	-	-	-	-	789	-	789

Comprehensive (loss)							(7,500)

Balance—December 30, 2006	14,413	14	56,849	-	-	(9,100)	47,763
Cumulative effect of adoption of FIN 48	-	-		-	-	(104)	(104)
Stock based compensation	-	-	2,272	-	-	-	2,272
Tax impact from cancelation of non-qualified stock options	-	-	(15)	-	-	-	(15)
Issuance of common stock from exercise of stock options	42	-	40	-	-	-	40
Comprehensive income
Net income	-	-	-	-	-	323	323
Net gain on foreign currency cash flow hedges	-	-	-	-	73	-	73

Comprehensive income							396

Balance—December 29, 2007	14,455	$14	$59,146	$ -	$73	$(8,881)	$50,352

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Statements of Cash Flows

(amounts in thousands)

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Cash flows from operating activities:
Net income (loss)	$323	$(8,289)	$(2,069)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,090	8,919	6,623
Stock-based compensation	2,272	1,926	759
Ineffectiveness loss on derivatives	—	—	236
Loss on the sale/disposal of long-lived assets	48	180	—
Provision for doubtful accounts	(120)	131	157
Amortization of bond premium	—	2	—
Deferred income taxes	728	(2,453)	(1,947)
Tax impact from cancelation of non-qualified stock options	(15)	—	—
Changes in assets and liabilities:
Inventory	(3,971)	(2,610)	(10,920)
Accounts receivable	1,458	(1,077)	(71)
Prepaid catalog costs	(1,055)	191	625
Other assets	420	1,516	(1,833)
Accounts payable	(2,742)	(376)	4,744
Accrued expenses	113	(202)	(150)
Accrued compensation	320	906	(371)
Deferred revenue	(1,258)	(107)	(324)
Customer deposits and other liabilities	1,055	742	264
Deferred rent and lease incentives	396	1,110	2,595

Net cash provided by (used in) operating activities	5,062	509	(1,682)

Cash flows from investing activities:
Purchase of property and equipment	(5,688)	(8,128)	(14,315)
Proceeds from sales of property and equipment	3	19	—
Purchases of investments	—	(15,275)	(16,497)
Sales of investments	—	24,925	32,400

Net cash provided by (used in) investing activities	(5,685)	1,541	1,588

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	40	385	2,563
Borrowing under promissory notes	—	1,068	—
Repayments of long-term obligations	(561)	(136)	(116)

Net cash provided by (used in) financing activities	(521)	1,317	2,447

Net increase (decrease) in cash and cash equivalents	(1,144)	3,367	2,353
Cash and cash equivalents at beginning of period	6,795	3,428	1,075

Cash and cash equivalents at end of the period	$5,651	$6,795	$3,428

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes paid (refunded)	$76	$(1,985)	$1,767
Interest paid	$657	$250	$39
Non-cash investing and financing activities:
Capital lease obligations incurred	$123	$—	$—
Gain (loss) on fair value of derivatives	$51	$—	$(1,788)

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Notes to Financial Statements

1.	Summary of Significant Accounting Policies

Design Within Reach, Inc. (the “Company”) was incorporated in California in November 1998 and reincorporated in Delaware in March 2004. The Company is an integrated retailer of distinctive modern design products. The Company markets and sells its products to both residential and commercial customers through three integrated sales points consisting of studios, website and phone. The Company sells its products directly to customers principally throughout the United States.

The Company operates on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every four to six years. The Company’s 2007, 2006 and 2005 fiscal years ended on December 29, 2007, December 30, 2006 and December 31, 2005, respectively. Each of fiscal years 2007, 2006 and 2005 consisted of 52 weeks.

Segment Reporting

The Company’s business is conducted in a single operating segment. The Company’s chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company’s entire operations for purposes of making operating decisions and assessing performance.

Reclassifications

Two items have been reclassified to conform to the fiscal year 2007 presentation. On the statements of cash flows for 2006 and 2005, the first reclassification relates to breaking out the provision for doubtful accounts originally included in the change in accounts receivable; and the second reclassification relates to breaking out the changes in accrued compensation originally included in changes in accrued expenses. These reclassifications did not have an impact on the Company’s results of operations or cash flows provided by (used in) operating activities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and the current portion of debt approximate their estimated fair values due to the short maturities of these instruments. The carrying value of current debt approximates its fair value based on current rates available to the Company for similar debt.

Accounts Receivable

Accounts receivable consists of amounts due from major credit card companies that are generally collected within five days after the customer’s credit card is charged and receivables due from commercial customers due within 30 days of the invoice date. Accounts receivable also includes other receivables primarily due from vendors of $633,000 and $736,000 as of December 29, 2007 and December 30, 2006, respectively. The Company estimates its allowance for uncollectible receivables by considering a number of factors, including the length of time accounts receivable are past due and the Company’s previous loss history.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

The following table presents activities in the allowance for doubtful accounts (in thousands):

Fiscal Year Ended	Beginning Balance	Charged/ (Credited) to Operations	Write-offs	Ending Balance
December 29, 2007	$384	$(120)	$—	$264
December 30, 2006	$253	$131	$—	$384
December 31, 2005	$96	$216	$(59)	$253

Inventory

Inventory consists primarily of finished goods purchased from third-party manufacturers. Inventory on hand is carried at an average cost that approximates a first-in first-out method and is carried at the lower of cost or market. As of December 29, 2007 and December 30, 2006, inventories were $37,820,000 and $33,849,000, respectively, net of write-downs of $2,166,000 and $2,341,000, respectively.

Total inventory includes inventory-in-transit that consists primarily of finished goods purchased from third-party manufacturers that are in-transit from the vendor, when terms are FOB shipping point, to the Company. Inventory-in-transit also includes those goods that are in-transit from the Company to its customers. Inventory-in-transit is carried at actual cost.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the assets’ estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. Estimated useful lives are as follows:

Computer equipment and software	18 months-5 years
Furniture and equipment	5 years
Capitalized equipment leases	Life of lease
Leasehold improvements	10 years or life of lease, whichever is shorter

The Company receives construction allowances from landlords for tenant improvements under many of its lease agreements. Each construction allowance is deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Management considers the following circumstances and events to assess the recoverability of carrying amounts: 1) a significant adverse change in the extent or manner in which long-lived assets are being used or in their physical condition, 2) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, 3) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, and 4) a current expectation that, more likely than not, the long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, a loss is recognized equal to the difference between the carrying value and the fair value of the assets.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

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

Revenue Recognition

Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. The Company recognizes revenue on the date on which it estimates that the product has been received by the customer and retains title to items and bears the risk of loss until delivery on shipments from its warehouse. The Company takes title to items drop shipped by vendors at the time of shipment and bears the risk of loss until delivery to customers. The Company uses third-party freight carrier information to estimate standard delivery times to various locations throughout the United States. The Company records as deferred revenue the dollar amount of all shipments for a particular day, if based upon the Company’s estimated delivery time, such shipments are expected to be delivered after the end of the reporting period. As of December 29, 2007 and December 30, 2006, deferred revenue was $325,000 and $1,583,000, respectively, and related deferred cost of sales was $173,000 and $883,000, respectively.

Sales are recorded net of expected product returns by customers. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount, less any reserve for estimated scrap.

The following table presents activities in the reserve for estimated product returns (in thousands):

Fiscal Year Ended	Beginning Balance	Additions	Deductions	Ending Balance
December 29, 2007	$565	$89	$—	$654
December 30, 2006	$323	$242	$—	$565
December 31, 2005	$558	$—	$(235)	$323

The Company recognizes shipping and handling fees charged to customers in net sales at the time products are estimated to have been received by customers. Various governmental authorities directly impose taxes on sales including sales, use, value added and some excise taxes. The Company excludes such taxes from net sales. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold, and recognizing revenue at the time the gift card is redeemed for merchandise.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

Shipping and Handling Costs

Shipping costs, which include inbound and outbound freight costs, are included in cost of sales. The Company records costs of shipping products to customers in cost of sales at the time products are estimated to have been received by customers. Handling costs, which include fulfillment center expenses, call center expenses, and credit card fees, are included in selling, general and administrative expenses. Handling costs were approximately $9,200,000, $9,813,000, and $7,800,000 for fiscal years 2007, 2006, and 2005, respectively.

Advertising and Media Costs

Direct response catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon weighted-average historical revenues attributed to previously issued catalogs. Based on historical data, the Company estimates that its catalogs have a period of expected future benefit of two to four months. The period of expected future benefit of catalogs could decrease if the Company were to publish new catalogs more frequently in each year, or could increase if catalogs were published less frequently. Prepaid catalog costs are evaluated for realizability at the end of each reporting period. If the carrying amount associated with each catalog is in excess of the estimated probable remaining future net benefit associated with that catalog, the excess is expensed in the current reporting period. The Company had prepaid catalog costs of approximately $2,101,000 and $1,046,000 as of December 29, 2007 and December 30, 2006, respectively.

The cost of print media advertisement, other than direct response catalogs, is expensed upon publication. Advertising and promotion expenses, including amortized direct response catalog costs and non-direct response advertising, net of co-operative advertising, were approximately $9,892,000, $10,623,000 and $12,000,000 for fiscal years 2007, 2006 and 2005, respectively. The Company also donated merchandise to third parties for advertising purposes. These donations were approximately $30,000, $92,000 and $222,000 in fiscal years 2007, 2006 and 2005, respectively. The Company accounts for consideration received from its vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts earned by the Company were approximately $666,000, $514,000 and $673,000 in fiscal years 2007, 2006 and 2005, respectively. Apart from amounts received from vendors for cooperative advertising, the Company does not typically receive allowances or credits from vendors. In the case of a few select vendors, the Company receives a small discount of approximately 2% for prompt payment of invoices. These discounts were recorded as a reduction of costs of goods sold and totaled $184,000, $128,000 and $190,000 in fiscal years 2007, 2006 and 2005, respectively.

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

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), for periods beginning in fiscal year 2006. Under APB 25, the Company accounted for stock options under the intrinsic value method. Accordingly, the Company only recognized expense related to employee stock options granted at an exercise price below the fair value of the underlying stock on the grant date. The Company did not recognize any expense related to employee stock options granted at an exercise price equal to the fair value of the underlying stock on the grant date.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Under the modified prospective method, compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.

Prior to adopting SFAS 123R, the Company recorded deferred stock-based compensation charges in the amount by which the exercise prices of certain options were less than the fair value of the Company’s common stock at the date of grant under the intrinsic value method of accounting as defined by the provisions of APB 25. Stock-based compensation expense recognized was approximately $2,272,000, $1,926,000 and $1,002,000 in fiscal years 2007, 2006 and 2005, respectively. The Company recorded a tax benefit of approximately $508,000 and $400,000 in deferred income taxes related to the expense of non-qualified stock options in fiscal years 2007 and 2006, respectively. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R and related Emerging Issues Task Force (“EITF”) 96-18.

Under the modified prospective application method adopted by the Company, results for prior periods have not been restated to reflect the effects of adopting SFAS 123R. The effects of applying SFAS No. 123 on pro forma disclosures of net loss and net loss per share in fiscal year 2005 are not likely to be representative of the pro forma effects on net loss and net loss per share in future years. The following information is presented for comparative purposes and illustrates the pro forma effect on net loss and loss per share had the Company applied the fair value recognition provisions of SFAS 123 to the share-based payments in that period:

(amounts in thousands, except per share data)	Fiscal Year 2005
Net loss, as reported	$(2,069)
Add: Stock-based compensation expense included in reported net loss, net of taxes	611
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,325)

Pro forma net loss	$(2,783)

Basic net loss per share, as reported	$(0.15)
Basic net loss per share, pro forma	$(0.20)
Diluted net loss per share, as reported	$(0.15)
Diluted net loss per share, pro forma	$(0.20)

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

The fair value of option grants has been determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Years
	2007	2006	2005
Risk-free interest rate	3.7%-4.9%	4.3%-5.0%	4.4%
Expected volatility of common stock	52%-55%	57%-61%	66%
Dividend yield	—	—	—
Expected life (years)	5.3-6.1	5.1-6.1	5.0

Due to the relatively short period since the Company’s initial public offering, the Company uses a blended volatility rate using a combination of historical stock prices of the Company and volatility data from four publicly traded retail industry peers. Prior to the first quarter of fiscal year 2006, the Company used a historical volatility rate in accordance with SFAS 123 for purposes of its pro forma information. The risk-free interest rate assumption is based upon the closing rates on the grant date for U.S. treasury notes that have a life that approximates the expected life of the option. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options is based on the simplified method of estimating expected life in accordance with Staff Accounting Bulletin 107 (“SAB 107”). Under the guidance of SAB 107, companies with “plain vanilla” options may use the simplified method to calculate the expected term. The Company estimates a forfeiture rate at the time of option grant as required by SFAS 123R and revises estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes

Income taxes are computed using the asset and liability method under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws currently in effect. The Company will need to generate future taxable income of approximately $2,100,000, and $11,400,000 to realize federal and state net operating losses, respectively.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on December 31, 2006, the first day of the Company’s fiscal year 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS No. 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 31, 2006, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of that date. There have been no material changes in unrecognized benefits during fiscal year 2007. As a result, the adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations. The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. The Company has substantially concluded all material state and local tax matters for years through 2001. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

Net Income (Loss) per Share

Basic income (loss) per share is calculated by dividing the Company’s net income (loss) available to the Company’s common stockholders for the period by the number of weighted average common shares outstanding for the period. Diluted income per share includes the effects of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

The following table presents the incremental shares from potentially dilutive securities, calculated using the treasury stock method at the end of each fiscal period:

	Fiscal Years
(amounts in thousands)	2007	2006	2005
Shares used to compute basic income (loss) per share	14,430	14,342	13,729
Add: Effect of dilutive options outstanding	114	—	—

Shares used to compute diluted income (loss) per share	14,544	14,342	13,729

Options to purchase an additional 1,759,000 shares of common stock that were outstanding as of December 29, 2007 have been excluded from the calculation of diluted income per share because their exercise prices were greater than the average market prices of the common shares. Options to purchase 1,532,000 and 1,717,000 shares of common stock that were outstanding as of December 30, 2006 and December 31, 2005, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized mark-to-market gain (loss) on open derivatives, unamortized gain (loss) on settled derivatives and unrealized gain on available-for-sale securities. The components of comprehensive income (loss) are presented in the Statements of Stockholders’ Equity and Comprehensive Income.

Derivative and Hedging Activities

The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, for derivative instruments and requires that all derivatives be recorded at fair value on its balance sheet, including embedded derivatives.

The Company’s operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates. To mitigate its foreign currency exchange rate risk, the Company purchased foreign currency contracts to pay for merchandise purchases based on forecasted demand. The objective of the Company’s foreign exchange risk management program was to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on currency contract derivatives used to hedge those exposures. The Company has comprehensive hedge documentation that defines the hedging objectives, practices, procedures, and accounting treatment. The Company’s hedging program and derivative positions and strategy are reviewed on a regular basis by management.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

The Company records derivatives related to cash flow hedges for foreign currency at fair value on its balance sheet, including embedded derivatives. The Company implemented a new hedging strategy in the first quarter of 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Foreign currency contracts entered into during January 2007 through April of 2007 were not designated as cash flow hedge contracts and were accounted for using non-cash flow hedge accounting. Since the Company did not meet the criteria for cash flow hedge accounting, the Company accounted for foreign currency contracts using non-cash flow hedge accounting on a monthly basis by recognizing the net cash settlement gain or loss in other income (loss) and adjusting the carrying amount of open contracts to fair value by recognizing any corresponding gain or loss in other income (loss). In the second quarter of 2007, the Company developed a hedging strategy and policies and procedures that met the criteria for cash flow hedge accounting. Foreign currency contracts entered into from May 2007 through December of 2007 were designated as cash flow hedge contracts and were accounted for on a monthly basis by recognizing the net cash settlement gain or loss in other comprehensive income (loss) and adjusting the carrying amount of open designated contracts to fair value by recognizing any corresponding gain or loss in other comprehensive income (loss). Net cash settlement gains or losses are recognized in cost of sales as the underlying hedged inventory is sold in each reporting period. In fiscal year 2006, the Company accounted for foreign currency option contracts on a monthly basis using cash flow hedge accounting by recognizing the net cash settlement gain or loss on the call or put option in other comprehensive income (loss) and adjusting the carrying amount of open contracts to fair value by recognizing any corresponding gain or loss in other comprehensive income (loss). Net cash settlement gain or loss was recognized in cost of sales as the underlying hedged inventory was sold in each reporting period. The Company’s derivative positions were used only to manage identified exposures.

Management evaluated hedges for effectiveness, and for derivatives that were deemed ineffective, the ineffective portion was reported through earnings. The Company did not record any amounts for ineffectiveness during fiscal year 2007. The Company recorded approximately $69,000 and $236,000 for ineffectiveness during fiscal year 2006 and 2005, respectively.

Derivatives used to manage financial exposures for foreign exchange risks generally mature within one year and contracts held by the Company as of December 29, 2007 mature from January 2008 to May of 2008. The revaluation of open contracts at December 29, 2007 to their fair value resulted in an asset of approximately $51,000 that was recorded in other current assets and a corresponding gain of $51,000 recorded in other comprehensive income for fiscal year 2007. Hedge contracts used during fiscal year 2007 to pay for merchandise resulted in a net gain of $54,000 recorded to other comprehensive income. Of that amount, $32,000 was reclassified to cost of sales as the underlying hedged inventory was sold, resulting in a net $22,000 in other comprehensive income as of December 29, 2007 that is expected to be reclassified to cost of sales within fiscal year 2008. The Company did not have any foreign currency contracts outstanding at December 30, 2006.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The Company’s significant accounting estimates include estimates of dates on which product has been received by the customer used in determining when to recognize revenue, estimates of market value used in calculating inventory reserves to reflect inventory carried at a lower of cost or market, estimates of uncollectible accounts receivable, estimates of fair value used in calculating the value of stock-based compensation, estimates of expected future cash flows and useful lives used in the review for impairment of long-lived assets, estimates of the Company’s ability to realize its deferred tax assets which are also used to establish whether valuation allowances are needed on those assets, estimates of freight costs used to calculate accrued liabilities, estimates of returns used to calculate sales returns reserves, estimates for determining inventory in transit, estimates for the amortization of prepaid catalog costs, estimates for calculating certain accrued liabilities and estimates related to the recognition of hedging gains and losses in cost of sales. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company, from time to time, maintains cash balances at financial institutions that are in excess of the $100,000 amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The majority of the Company’s accounts receivable consists of receivables due from major credit card companies that are collected within five days after the customer’s credit card is charged, receivables due from commercial customers due within 30 days of the invoice date and receivables due from vendors.

Vendor Concentration

During fiscal years 2007, 2006 and 2005, product inventories supplied by one vendor constituted approximately 13.4%, 16.8% and 11.2% of total purchases, respectively, while product inventories supplied by the Company’s top five vendors constituted approximately 35.6%, 33.8% and 29.1%, of total purchases, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). This statement clarifies the definition of fair value and the methods used to measure fair value and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that adoption of this statement will have on its financial statements.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect that adoption of this statement will have on the Company’s financial position and results of operations.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company is required to adopt SAB 110 on January 1, 2008. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. The Company is currently evaluating this new statement and anticipates that this statement will not have a significant impact on the reporting of its results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The Company is currently evaluating this new statement and anticipates that this statement will not have a significant impact on the reporting of its results of operations.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

2.	Inventory

(amounts in thousands)	December 29, 2007	December 30, 2006
Inventory in-transit between third-party manufacturers and the Company	$4,762	$5,180
Inventory in-transit between the Company and its customers	544	1,431

Inventory-in-transit	5,306	6,611
Inventory on-hand, net of write-downs	32,514	27,238

Total	$37,820	$33,849

3.	Property and Equipment, Net

(amounts in thousands)	December 29, 2007	December 30, 2006
Leasehold improvements	$25,498	$23,236
Computer equipment and software	17,093	16,174
Furniture and equipment	5,795	5,142

	48,386	44,552
Less: accumulated depreciation and amortization	(28,130)	(21,750)

	20,256	22,802
Construction-in-progress	3,046	1,705

Total	$23,302	$24,507

Furniture and equipment as of December 29, 2007, includes $123,000 of capitalized equipment leases entered into during fiscal year 2007. Amortization of these capitalized leases was $15,000 in fiscal year 2007, which was included in depreciation and amortization expense. Construction-in-progress as of December 29, 2007 consisted primarily of computer software related to new information technology systems and website enhancements of approximately $2,366,000 and leasehold improvements related to studios under construction of approximately $680,000. Construction-in-progress as of December 30, 2006 consisted primarily of computer software related to information technology systems of approximately $1,200,000 and leasehold improvements related to studios under construction of approximately $500,000. In fiscal year 2007, $49,000 of interest was capitalized in construction-in-progress of the total incurred interest costs of $674,000. Depreciation and amortization expense related to the Company’s property and equipment was approximately $7,056,000, $8,919,000 and $6,623,000 in fiscal years 2007, 2006, and 2005, respectively.

On October 1, 2005, the Company shortened the estimated useful lives for certain computer systems from three years to 18 months as a result of its plans to replace them. This change resulted in additional depreciation expense in fiscal years 2006 and 2005 of approximately $1,000,000 and $324,000, respectively. Depreciation expense decreased by approximately $2,263,000 in fiscal year 2007 from 2006 as these assets became fully depreciated. During 2008 the Company is expected to install a new information technology system and an enhanced website that may substantially increase depreciation expense.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

4.	Loan Agreement

On February 2, 2007, the Company entered into a Loan, Guaranty and Security Agreement with Wells Fargo Retail Finance, LLC (the “Loan Agreement”) which replaced the previous loan with Wells Fargo HSBC Trade Bank, N.A. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20,000,000, which may be increased to $25,000,000 at the Company’s option provided the Company is not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5,000,000. The amount the Company may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of the Company’s personal property, including equipment, fixtures, general intangibles, intellectual property and inventory. The Loan Agreement contains various restrictive covenants, including minimum availability, which is the amount the Company may borrow under the Loan Agreement, less certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures the Company may incur in any fiscal year. The Company is currently in compliance with all of these restrictive covenants.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability and the unused credit line fee is 0.3%. In the event of default, the Company’s interest rates will be increased by approximately two percentage points. As of December 29, 2007, the Company had no outstanding borrowings under the revolving credit line and $1,192,000 in outstanding letters of credit. Approximately $18,808,000 was available for advances under the revolving credit line as of December 29, 2007.

5.	Long-term Debt

Notes Payable

In June 2006, the Company financed a portion of its new information technology project with a three-year promissory note of approximately $1.0 million with an interest rate of approximately 2.0%. In accordance with Accounting Principals Board No. 21 “Interest on Receivables and Payables” (“APB 21”), the Company discounted this note to its fair value. The discounted portion of approximately $58,000 is being amortized as interest expense over the life of the note using the effective interest method. As of December 29, 2007, the Company’s outstanding borrowings under this and other notes were approximately $556,000 with interest rates ranging from 2% to 6.75%. Future maturities of notes payable are approximately $328,000 for 2008 and $228,000 for 2009.

Capital Leases

The following table presents minimum lease payments under capital leases together with the present value of the minimum lease payments as of December 29, 2007 (in thousands):

Fiscal Years	Capital Lease Obligations
2008	$29
2009	28
2010	28
2011	28
2012	24
Thereafter	8

Total minimum lease payments	145
Less: Interest	(34)

Present value of net minimum lease payments	$111

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

6.	Commitments and Contingencies

The Company is a party to a variety of contractual agreements under which the Company may be obligated to indemnify the other party for certain matters. These contracts primarily relate to the Company’s commercial contracts, operating leases, trademarks, intellectual property, financial agreements and various other agreements. Under these contracts, the Company may provide certain routine indemnifications relating to representations and warranties (e.g. ownership of assets, environmental or tax indemnifications) or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined.

Generally, the maximum obligation under such indemnifications is not explicitly stated and as a result, the overall amount of these obligations cannot be reasonably estimated. Historically, the Company has not made significant payments for these indemnifications. The Company believes that if it were to incur a loss in any of these matters, the loss would not have a material effect on its financial condition or results of operations.

Operating Leases

The Company leases office space, studios and fulfillment center space under operating leases. The following table presents future minimum lease payments as of December 29, 2007 (in thousands):

Fiscal Years	Operating Lease Obligations
2008	$13,956
2009	13,457
2010	10,577
2011	9,684
2012	9,555
Thereafter	25,170

$82,399

Rent expense including common area maintenance and other lease required expenses for all operating leases totaled $16,176,000, $15,053,000 and $11,515,000 for fiscal years 2007, 2006 and 2005, respectively, which includes minimum rental expense of $13,769,000, $13,366,000 and $10,190,000 for fiscal years 2007, 2006 and 2005, respectively. Rent expense includes step rent provisions, escalation clauses, capital improvements funding and other lease concessions accounted for on a straight-line basis over the minimum term of the lease.

Purchase Obligations

As of December 29, 2007, inventory purchase obligations related to open purchase orders were approximately $23,526,000, commitments related to new studios were approximately $400,000 for leasehold improvements and $281,000 for fixtures, and commitments for website enhancement were approximately $243,000.

Litigation

From time to time, the Company may be involved in legal proceedings and litigation incidental to the normal conduct of its business. The Company is not currently involved in any material legal proceedings or litigation.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

7.	Stockholders’ Equity

Secondary Public Offering

On March 15, 2005, the Company completed a public offering of 2,070,000 shares of common stock at $15.80 per share. Of the shares offered, 100,000 were offered by the Company and 1,970,000 were offered by selling stockholders. The Company raised net proceeds of $898,000 in this public offering, net of underwriting discounts and offering expenses.

Employee Stock Purchase Plan

The Design Within Reach, Inc. Employee Stock Purchase Plan (the “ESPP”) allows employees to purchase Company common stock at a 15% discount to market price through payroll deductions. The Company initially registered 300,000 shares of Common Stock for purchase under the ESPP. The reserve will automatically increase on each December 31 during the term of the plan by an amount equal to the lesser of (1) 100,000 shares or (2) a lesser amount determined by the board of directors. As of December 29, 2007, approximately 531,000 shares were available for grant. In October 2006, the Company suspended sales under the ESPP pending the Company becoming current on its SEC periodic reports. On October 16, 2007, the Company amended the ESPP. The amended ESPP changed the offering periods from concurrent twelve month offering periods to six month offering periods, commencing on December 1 and June 1. On December 1, 2007, the Company initiated a new offering period.

Equity Incentive Plan

The Design Within Reach, Inc. 2004 Equity Incentive Award Plan (the “2004 Plan”) and the Design Within Reach, Inc. 1999 Stock Plan (the “1999 Plan” and together with the 2004 Plan, the “Plans”) allows for the issuance of incentive stock options and nonstatutory stock options to purchase shares of the Company’s common stock. In June 2006, the Company’s stockholders approved an amendment to the 2004 Plan that provided for an increase in the number of shares of the Company’s common stock reserved for issuance under the 2004 plan. As of December 29, 2007, the Company has authorized and reserved approximately 2,100,000 shares for issuance under the 2004 Plan, of which 423,000 shares are available for grant. As of December 29, 2007, the Company has authorized and reserved approximately 835,000 shares for issuance under the 1999 Plan, of which 509,000 shares are available for grant. The Company does not intend to make any further issuances under the 1999 Plan.

Under the Plans, incentive stock options may be granted only to employees, and nonstatutory stock options may be granted to employees, outside directors and consultants. Options granted under the Plans are for periods not to exceed ten years, and must be issued at prices not less than 100% of the fair market value for incentive stock options and not less than 85% of fair market value for nonstatutory options. Incentive stock options granted to stockholders who own greater than 10% of the outstanding stock must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Shares subject to cancelled options are returned to their respective Plan and are available to be reissued. Options granted under the Plans generally vest within three to four years. The Plans allow certain options to be exercised prior to the time such options are vested. All unvested shares are subject to repurchase at the exercise price paid for such shares, at the option of the Company. There have not been any early exercises.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

Summary of Stock Option Plans

The following table presents the Company’s stock option activity for both Plans during fiscal years 2007, 2006 and 2005:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual term	Aggregate Intrinsic value (in thousands)
Balance, January 1, 2005	2,378	$3.70
Options granted	749	$12.86
Options exercised	(1,017)	$0.87
Options canceled	(393)	$9.77

Balance, December 31, 2005	1,717	$7.98
Options granted	1,197	$6.72
Options exercised	(363)	$0.94
Options canceled	(1,019)	$10.47

Balance, December 30, 2006	1,532	$7.01
Options granted	814	$5.48
Options exercised	(37)	$1.09
Options canceled	(307)	$7.26

Balance, December 29, 2007	2,002	$6.46	8.16	$386

Vested and expected to vest at December 29, 2007	1,612	$6.52	7.82	$386
Exercisable, December 29, 2007	1,059	$6.80	7.49	$386

The weighted average fair value per share of options granted during fiscal years 2007, 2006 and 2005 was $3.06, $3.26 and $12.86, respectively. The total intrinsic value of options exercised during fiscal years 2007, 2006 and 2005, was $147,000, $2,100,000 and $14,400,000, respectively.

As of December 29, 2007 there was $2,748,000 of total unrecognized compensation cost, before income taxes, related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

The following table presents information about stock options outstanding as of December 29, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 29, 2007 (in thousands)	Weighted Average Exercise Price
$0.25 - $2.75	128	4.01	$0.77	128	$0.77
$3.98 - $4.59	162	7.72	$4.43	90	$4.50
$5.37 - $5.41	733	8.81	$5.39	321	$5.41
$5.58 - $5.92	335	8.71	$5.70	117	$5.71
$6.03 - $7.23	357	8.09	$6.44	173	$6.61
$12.00 - $19.00	287	8.07	$13.78	230	$13.74

$0.25 - $19.00	2,002	8.16	$6.46	1,059	$6.80

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

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

Subject to some exceptions, the rights will be exercisable if a person or group acquires 15 percent or more of the Company’s common stock or announces a tender offer for 15 percent or more of the common stock. Because of the nature of the Preferred Shares’ dividend, liquidation and voting rights, the value of one one-thousandth of a Preferred Share purchasable upon exercise of each right should approximate the value of one share of common stock. The Company adopted an amendment to the Rights Plan on December 13, 2007, which created limited exceptions to the Rights Plan’s 15% beneficial ownership limit. Under these exceptions, individuals and entities affiliated with Glenhill Advisors, LLC and individuals and entities affiliated with Sun Capital Securities, LLC will be subject to a 17.5% beneficial ownership limit so long as they report or are required to report their ownership on Schedule 13G or Schedule 13D under the Securities Exchange Act of 1934, as amended, and their Schedule 13G or Schedule 13D does not state or is not required to state any present intention to hold such common stock with the purpose or effect of changing or influencing the control of the Company, nor in connection with or as a participant in any transaction having such purpose or effect.

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

On May 25, 2006, the Company filed a Certificate of Designations setting forth the terms of the Preferred Shares with the Delaware Secretary of State.

8.	Employee Benefit Plan

The Company sponsors a 401(k) retirement savings plan covering all employees who meet certain eligibility requirements. The Company did not make a discretionary contribution to the plan in fiscal years 2007, 2006 or 2005. The Company plans to make a discretionary matching contribution equal to 25% of employee contributions up to a maximum of 1% of an employee’s compensation, subject to statutory limits during 2008 if the Company meets a certain profitability target.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

9.	Income Taxes

The provision for income taxes consists of the following for each of the fiscal years:

	Fiscal Years
(amounts in thousands)	2007	2006	2005
Current
Federal	$69	$(2,145)	$373
State	(56)	5	(113)

Total current	13	(2,140)	260

Deferred
Federal	629	(1,239)	(1,170)
State	84	(1,214)	(39)

Total deferred	713	(2,453)	(1,209)

Net income tax expense (benefit)	$726	$(4,593)	$(949)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Fiscal Years
	2007	2006	2005
Statutory federal rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	1.7%	(6.1)%	(3.3)%
Stock options	31.9%	2.1%	7.3%
Tax exempt interest	—	(0.6)%	(3.7)%
Enterprise zone credit and other	1.4%	2.9%	2.3%

Effective tax rate	69.0%	(35.7)%	(31.4)%

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities, are as follows at the end of each fiscal year:

	Fiscal Year
(amounts in thousands)	2007	2006
Deferred tax assets:
Current:
Accruals and reserves	$1,865	$1,710
Deferred gross margin	75	351
Stock options	—	769
Other	268	238

Total current deferred tax assets	2,208	3,068

Non-Current:
Net operating losses	1,439	3,642
Credit carry forward	725	616
Deferred rent and lease incentives	1,089	1,175
Property and equipment basis differences	4,012	2,960
Stock options	1,290	—
Other	44	107
Valuation allowance	(417)	(417)

Total non-current deferred tax assets	8,182	8,083

Deferred tax liabilities:
Current:
State taxes	957	990

Total deferred tax liabilities	957	990

Net deferred tax assets	$9,433	$10,161

The Company has net operating loss carryforwards of approximately $2,100,000 and $11,400,000 as of December 29, 2007 for Federal and state income taxes, respectively. These net operating loss carryforwards will expire between 2016 and 2027. The Company also has Federal alternative minimum tax credits of approximately $308,000 which may be carried forward indefinitely. In addition, the Company has California Enterprise Zone credits of $417,000 that may be used for an indefinite period of time. A valuation allowance must be provided when it is more likely than not that a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Accordingly, the California Enterprise Zone credits have been reduced by $417,000 for amounts not expected to be fully utilized.

As a result of the adoption of SFAS 123R, beginning in 2006, the excess tax benefits associated with the exercise of stock options are recorded directly to stockholders’ equity when realized.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109, or FIN No. 48. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 was effective commencing December 31, 2006, the first day of the Company’s fiscal year 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

Unrecognized tax benefits balance at December 30, 2006	$157
Lapse of statute of limitations	(157)

Unrecognized tax benefits balance at December 29, 2007	$ —

10.	Related Party Transactions

The Company rents studio space from an affiliate of the Chairman of the Company’s Board of Directors. Rent expense applicable to this space was approximately $160,000 for fiscal years 2007 and 2006, and $101,000 for fiscal year 2005.

11.	Quarterly Financial Data (Unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the four quarters ended December 29, 2007 and December 30, 2006. This quarterly information has been prepared on the same basis as the Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

	Thirteen Weeks Ended
(amounts in thousands, except per share data)	December 29, 2007	September 29, 2007	June 30, 2007	March 31, 2007
Net Sales	$51,994	$49,026	$49,068	$43,848
Gross margin	25,054	21,805	21,718	18,345
Income (loss) from operations	3,186	504	(520)	(3,899)
Net income (loss)	2,270	2,433	(575)	(3,805)
Net income (loss) per share:
Basic	0.16	0.17	(0.04)	(0.26)
Diluted	0.16	0.17	(0.04)	(0.26)
Shares used in per share calculation:
Basic	14,450	14,433	14,421	14,418
Diluted	14,543	14,567	14,421	14,418
	Thirteen Weeks Ended
	December 30, 2006	September 30, 2006	July 1, 2006	April 1, 2006
Net Sales	$50,265	$43,947	$48,960	$34,970
Gross margin	20,075	18,710	21,294	14,382
Income (loss) from operations	(2,851)	(2,150)	(1,455)	(6,638)
Net loss	(1,991)	(1,246)	(833)	(4,219)
Net loss per share:
Basic	(0.14)	(0.09)	(0.06)	(0.30)
Diluted	(0.14)	(0.09)	(0.06)	(0.30)
Shares used in per share calculation:
Basic	14,415	14,379	14,334	14,230
Diluted	14,415	14,379	14,334	14,230

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGN WITHIN REACH, INC.

Dated: March 12, 2008	By:	/s/ Ray Brunner
Ray Brunner
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 12, 2008	By:	/s/ Ray Brunner
Ray Brunner
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 12, 2008	By:	/s/ John D. Hellmann
John D. Hellmann
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 12, 2008	By:	/s/ John Hansen
John Hansen
Chairman of the Board and Director

Dated: March 12, 2008	By:	/s/ Hilary Billings
Hilary Billings
Director

Dated: March 12, 2008	By:	/s/ Terry Lee
Terry Lee
Director

Dated: March 12, 2008	By:	/s/ Peter Lynch
Peter Lynch
Director

Dated: March 12, 2008	By:	/s/ William McDonagh
William McDonagh
Director

Dated: March 12, 2008	By:	/s/ James Peters
James Peters
Director

Dated: March 12, 2008	By:	/s/ Lawrence Wilkinson
Lawrence Wilkinson
Director