Form 10-K/A
period 2007-12-29
DESIGN WITHIN REACH INC
filed 2008-04-28
CIK 1116755

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (Check one).

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

As of April 15, 2008, 14,454,525 shares of the registrant’s common stock, $.001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Design Within Reach, Inc. is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, as originally filed with the Securities and Exchange Commission on March 12, 2008 (the “Original Form 10-K”) to add information required in Part III of our Annual Report on the Original Form 10-K. There are no changes to the disclosures in the Original Form 10-K, except that this Amendment No. 1 amends and restates, in their entirety, Items 10-14 of Part III and Item 15 of Part IV of the Original Form 10-K. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K and we have not updated the disclosure herein to reflect any events that occurred at a later date.

DESIGN WITHIN REACH, INC.

AMENDMENT NO. 1 TO FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 29, 2007

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Executive Officers and Directors

The following table sets forth information as to persons who currently serve as our directors and executive officers.

Name	Age	Position
Ray Brunner	60	President, Chief Executive Officer and Director
John Hellmann	58	Vice President, Chief Financial Officer and Secretary
Matthew Wilkerson	33	Vice President of Sales and Retail Operations
John Hansen	48	Chairman of the Board and Director
Hilary Billings (1)(2)	44	Director
Terry Lee (1)	59	Director
Peter Lynch (1)	56	Director
William McDonagh (3)	51	Director
James Peters (3)	46	Director
Lawrence Wilkinson (2)(3)	58	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Audit Committee.

Executive Officers and Directors

Ray Brunner. Mr. Brunner has served as our President and Chief Executive Officer since May 2006 and a director since June 2006. Prior to that, Mr. Brunner served as our Executive Vice President of Real Estate and Studio Operations from October 2005 until March 2006. From March 2006 until May 2006, Mr. Brunner provided us with real estate consulting services and worked as a consultant for JH Partners, LLC, a private equity firm of which our Chairman is President. From November 2004 to September 2005, he served as our Vice President of Real Estate and Construction and prior to that served as our Vice President of Studios since April 2002. From June 1993 to April 2002, Mr. Brunner served as President of RGB & Associates, a strategic consulting company. Mr. Brunner is currently a member of the Board of Directors of the private company, NapaStyle, Inc. Mr. Brunner holds a B.A. in business administration from Western Connecticut State University.

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

Matthew Wilkerson. Mr. Wilkerson has served as Vice President of Sales and Retail Operations since June 2006. Prior to that, Mr. Wilkerson was Regional Director of Sales for the Central Southeast region from February 2004 to June 2006. Mr. Wilkerson first joined us as a Studio Proprietor in Dallas, Texas, in January 2003. Prior to that, Mr. Wilkerson was a Proprietor of Encore Furnishings, a retailer of home furnishings, from 1999 to December 2002. Mr. Wilkerson graduated from Texas Tech University in 1997 with a BA in design and marketing.

John Hansen. Mr. Hansen has served as a member of our Board of Directors since November 1998. From November 2003 to October 2005, and since November 2005, he has served as the Chairman of our Board of Directors. Since March 1998, Mr. Hansen has served as President of JH Partners, LLC, a private equity firm. Mr. Hansen is currently a member of the Boards of Directors of the private companies GoSMILE, Inc., Coraline S.p.A., the owner of the Frette brand luxury linens businesses, NapaStyle, Inc., Lussori, Inc., La Perla S.r.l. and Jurlique International Pty Ltd. Mr. Hansen has previously served on the Boards of Directors of the private companies Walter Drake, Inc., The Record Bar, Inc., Performance Bicycle Shop, Inc., Bell Sports, Inc., Wellpet and the public companies Bare Escentuals, Inc. and Thermolase Corporation, Inc. Mr. Hansen holds an A.B. from Harvard College, an M.B.A. from Harvard Business School and a J.D. from University of California, Berkeley.

Hilary Billings. Ms. Billings has served as a member of our Board of Directors since November 2003. Ms. Billings is currently an independent brand strategy consultant. In 1999, Ms. Billings co-founded Red Envelope, Inc., an internet retailer of upscale gifts, and served in various roles until 2003, including Chief Executive Officer and Chairman of the Board of Directors. From 1997 until 1999, Ms. Billings developed the W Hotel brand for Starwood Hotels & Resorts Worldwide, Inc. as Senior Vice President of Brand Development. From 1991 through 1997, Ms. Billings served in a variety of roles at Pottery Barn, including Vice President of Product Development and Design. Ms. Billings is currently a member of the Board of Directors of Peet’s Coffee and Tea, Inc., a publicly held company coffee and tea retailer. Ms. Billings holds a B.A. from Brown University.

Terry Lee. Mr. Lee has served as a member of our Board of Directors since November 2003. Since 2004, Mr. Lee has served as a Senior Operating Partner for JH Partners, LLC, a private equity firm of which our Chairman is President. Mr. Lee is also currently a board member and consultant of Easton-Bell Sports, Inc. (formerly Bell Sports, Inc)., a private company that sells helmets and sporting goods accessories, a position he has held since April 2001; and Executive Co-Chairman of BAP Holdings LLC, the parent company of Bell Automotive Products, Inc., a company that sells automotive accessories, a position he has held since October 2004. Mr. Lee previously served as Chief Executive Officer of Bell Automotive Products, Inc. from February 2000 to October 2004. From January 2001 to May 2001, Mr. Lee served as Chief Executive Officer of Bell Sports Corp. From August 2000 to January 2001, Mr. Lee served as a member of the Board of Directors of Bell Sports Corp. From August 1998 to August 2000, Mr. Lee served as Chairman of the Board of Directors of Bell Sports Corp. Mr. Lee is also currently a member of the Board of Directors of Jurlique International Pty Ltd., a privately held natural skin care products company, The Boys and Girls Club of Metropolitan Phoenix, a non-profit organization, and USA Cycling Development Foundation. Mr. Lee attended The University of Utah and Weber State College on a non-matriculated basis.

Peter Lynch. Mr. Lynch has served as a member of our Board of Directors since October 2006. Since 2005, Mr. Lynch has served as Senior Managing Director and Principal at DJM Realty, a division of the Gordon Brothers Group, a financial management group. From 2003 to 2005, Mr. Lynch served as President and Chief Operating Officer of BabyStyle, Inc., a multichannel apparel retailer. From 1997 to 2003, Mr. Lynch served as the Executive Vice President, Worldwide Operations for Warner Bros. Studio Stores. From 1996 to 1997, he served as the Chief Operating Officer of Sideout Sport, a sports apparel retailer. From 1995 to 1996, he served as the President and Chief Operating Officer of The Registry Stores, a bridal registry gift retailer. From 1993 to 1995, he was the President of the Retail Division of Baby Guess?/Guess? Kids, a division of Guess?, Inc., an apparel retailer. From 1992 to 1993, he was the Executive Vice President, Finance & Administration and Chief Financial Officer of House of Fabrics, Inc., a fabric retailer. From 1992 to 1993, he was the Executive Vice President, Finance & Corporate Planning and Chief Financial Officer of Stor Furnishings International Inc, a furniture retailer. Prior to that, he served in progressive financial management roles and was ultimately the Executive Vice President, Finance and Operations at The Emporium Capwell Company, a division of Carter Hawley Hale Stores, a department store chain. Mr. Lynch holds a B.S. degree in criminology, with a minor in business, from York College of Pennsylvania.

William McDonagh. Mr. McDonagh has served as a member of our Board of Directors since March 2004. Mr. McDonagh has been a partner of Walden Venture Capital since September 2000, and has been a management consultant since January 1999. From April 1994 to March 1998, Mr. McDonagh served as President and Chief Operating Officer of Broderbund Software, Inc., a company that develops and markets computer software. Mr. McDonagh is currently a member of the Boards of Directors of GoAmerica, Inc., a company that provides sign-language and text translation services for the deaf and hard-of-hearing. Mr. McDonagh holds a B.B.A. in accounting from the University of Notre Dame and an M.B.A. from Golden Gate University.

James Peters. Mr. Peters has served as a member of our Board of Directors since March 2007. From August 2000 to February 2005, Mr. Peters has served as President and Chief Operating Officer of Ross Stores, Inc., a clothing retailer. From August 1998 to August 2000, Mr. Peters served as President of U.S. Retail for Staples, Inc., an office supply retailer. From August 1997 to August 1998, Mr. Peters served as Executive Vice President of U.S. Retail for Staples. Mr. Peters also serves on the Board of Trustees of the University of San Diego in California. Mr. Peters holds a B.A. degree in political science from the University of San Diego in California.

Lawrence Wilkinson. Mr. Wilkinson has served as a member of our Board of Directors since May 2000. Mr. Wilkinson is currently the chairman of Heminge & Condell, a provider of corporate strategic counsel and venture design services, a position he has held since November 1997, and co-founder of and counsel to Global Business Network, a strategic consulting organization, a position he has held since November 1987. Mr. Wilkinson co-founded Oxygen Media, Inc. in June 1998, and served as its vice-chairman until January 2002. Mr. Wilkinson serves on the Boards of Oxygen Media, Inc. and Ealing Studios, LLC (UK). He is a director of Public Radio International, a non-profit organization, and a member of the Board of Visitors of Davidson College. Mr. Wilkinson holds a B.A. from Davidson College, an M.B.A. from Harvard Business School and a B.Phil. from Oxford University.

Board Meetings

Our Board of Directors held four regularly scheduled meetings and one special telephonic meeting during 2007 and acted by unanimous written consent twice. No director who served as a director during the past year attended fewer than 75% of the aggregate of the total number of meetings of our Board of Directors and the total number of meetings of committees of our Board of Directors on which he or she served, except for Terry Lee, who attended ten out of fourteen of such meetings.

Director Attendance at Annual Meetings

Although our company does not have a formal policy regarding attendance by members of our Board of Directors at our Annual Meeting, we encourage all of our directors to attend. At our Annual Meeting held on August 2, 2007, two of our directors attended.

Committees of the Board

Compensation Committee. The Compensation Committee of our Board of Directors is comprised of Peter Lynch, who serves as its Chairman, Hilary Billings and Terry Lee, each of whom is an independent director for the purposes of federal securities laws and the rules of the Nasdaq Stock Market. The Compensation Committee held four meetings, including two telephonic meetings, during fiscal year 2007 and acted by unanimous written consent once. The Compensation Committee is governed by a written charter approved by our Board of Directors. The functions of the Compensation Committee include reviewing and recommending to the Board of Directors the compensation and benefits of all of our executive officers, administering our equity incentive plans and establishing and reviewing general policies relating to compensation and benefits of our employees.

Audit Committee. The Audit Committee of our Board of Directors is comprised of William McDonagh, who serves as its Chairman, James Peters and Lawrence Wilkinson. Each of these directors is “independent” as defined under and required by federal securities laws, including Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 and the Nasdaq rules. In addition, our Board of Directors has determined that William McDonagh qualifies as an “audit committee financial expert” under the federal securities laws. The Audit Committee held seven meetings, including telephonic meetings, during fiscal year 2007. The Audit Committee is governed by a written charter approved by our Board of Directors. The functions of the Audit Committee include reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our Board of Directors, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. Both our independent auditors and internal financial personnel regularly meet privately with the Audit Committee and have unrestricted access to the Audit Committee.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is comprised of Lawrence Wilkinson, who serves as its Chairman and Hilary Billings, each of whom is an independent director for the purposes of federal securities laws and the Nasdaq rules. The Nominating and Corporate Governance

Committee is governed by a written charter approved by our Board of Directors. The functions of the Nominating and Corporate Governance Committee include identifying prospective board candidates, recommending nominees for election to our Board of Directors, developing and recommending board member selection criteria, considering committee member qualification, recommending corporate governance principles to the Board of Directors, and providing oversight in the evaluation of the Board of Directors and each committee. Because the Nominating and Corporate Governance Committee only has two members, the functions of the Nominating and Corporate Governance Committee are being performed by the full Board of Directors. As a result, the Nominating and Corporate Governance Committee did not hold any meetings during fiscal year 2007.

Code of Ethics

Our company has established a Code of Business Conduct and Ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer and controller or such person performing such function. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K.

Corporate Governance Documents

Our company’s corporate governance documents, including the Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and Code of Business Conduct and Ethics, are available, free of charge, on our website at www.dwr.com/category/customer+service/about+dwr/investor-relations.do. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this report. We will also provide copies of these documents, free of charge, to any stockholder upon written request to Secretary, Design Within Reach, Inc., 225 Bush Street, 20th Floor, San Francisco, California 94104.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and beneficial owners of ten percent or more of our common stock (“Reporting Persons”) are required to report to the Securities and Exchange Commission on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock. Based solely on our review of such forms received and the written representations of our Reporting Persons, we have determined that no Reporting Person known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act, except for the following: Glenhill Advisors LLC (including its joint filers), James Peters, Karen John, Hilary Billings, John Hansen, Peter Lynch, Lawrence Wilkinson, Terry Lee and William McDonagh each filed one late Form 4 covering one transaction during fiscal year 2007.

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

The compensation programs are intended to provide a link between the creation of stockholder value and the compensation earned by our executive officers and have been designed to:

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

To achieve these objectives, the Compensation Committee has implemented and intends to maintain compensation plans that tie a substantial portion of the executives’ overall compensation to key financial goals. During 2007, we used Adjusted EBITDA as the primary measure of company performance.

The Compensation Committee establishes individual executive compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in retail industries, taking into account our relative performance and our own strategic goals.

The compensation of our executive officers is composed of base salaries, an annual corporate bonus plan and long-term equity incentives in the form of stock options. In determining specific components of compensation, the Compensation Committee considers each officer’s performance, level of responsibility, skills and experience, and other compensation awards or arrangements. The Compensation Committee reviews and approves all elements of compensation for all of our executive officers taking into consideration recommendations from management as well as information regarding compensation levels at competitors in our industry based on information gathered by management and a report from a compensation consultant discussed below. The Compensation Committee reviews and approves all annual bonus awards for executives and stock option awards for all employees at the Vice President level and above.

Compensation for our employees below the level of Vice President is set by grade level, which takes into account where the employee is located. The grades provide ranges for stock option grants at hire and specify target bonus levels. Our Chief Executive Officer makes recommendations with respect to salary, bonus eligibility and option awards for our vice presidents and executive officers. Notwithstanding these recommendations, the Compensation Committee determines the compensation of our executive officers in an executive session.

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

During 2007, we established a corporate bonus plan to promote the achievement of company financial performance objectives and to incentivize achievement of individual and business unit performance objectives. During fiscal year 2007, we used Adjusted EBITDA to measure our financial performance when determining management bonuses. The committee determined that management’s incentives would be best aligned with those of our stockholders if our bonus plan used Adjusted EBITDA as our primary financial performance measure because we believe it is the measure that most reflects our fundamental financial performance. Adjusted EBITDA is calculated as net income plus interest expense, taxes, stock-based compensation, depreciation and amortization less interest income. Maximum bonus opportunities are established as a percentage of base salary. Our corporate strategy was based on increasing our sales in 2007, while maintaining cost controls, which would increase Adjusted EBITDA from the prior year to a level sufficient for breakeven earnings. As a result, the plan provided that if the budgeted Adjusted EBITDA threshold of approximately $10.9 million were achieved, then for every dollar of Adjusted EBITDA achieved in excess of that amount, fifty cents would be put into a bonus pool for all employees, until the bonus pool reached a predetermined maximum. Then, such amount would be distributed individually based upon achievement of individual goals and objectives.

The amended and restated employment offer letter for Ray Brunner, our Chief Executive Officer and President, provided for a bonus of up to 100% of Mr. Brunner’s base salary based on the achievement of corporate and individual goals set by the Compensation Committee of the Board of Directors. The amended and restated employment offer letter also provided that Mr. Brunner would receive an automatic bonus of $50,000 if he were serving as our Chief Executive Officer at the end of 2007.

Our corporate bonus plan established maximum bonus amounts of 50% of the base salary for each of Mr. Hellmann and Ms. John.

The Compensation Committee determined that we did not meet our target level of performance of at least $10.9 million of Adjusted EBITDA for bonuses to be awarded under our 2007 bonus plan. However, the Compensation Committee determined that Mr. Brunner should receive a bonus in addition to the automatic bonus in recognition of our improved performance during fiscal year 2007 over fiscal year 2006 despite an adverse “sea change” in the state of the furnishings market and his outstanding performance in incentivizing our management, sales team and other employees. In the case of Mr. Hellmann, the Compensation Committee noted the substantial progress that we had made during fiscal year 2007 in improving internal controls and financial reporting. Therefore, the Compensation Committee awarded Mr. Brunner a bonus of $125,000 and Mr. Hellmann a bonus of $60,000. Ms. John resigned in February 2008 and was not eligible to receive a bonus.

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

Stock Options. Our Amended and Restated 2004 Equity Incentive Award Plan, or the 2004 Plan, authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. We also have options outstanding under our 1999 Stock Plan, or the 1999 Plan, but we will not be granting additional options or making any other equity awards under the 1999 Plan. Our Compensation Committee oversees the administration of our equity incentive plans. Historically, our Board and Compensation Committee have made stock option grants at an employee’s commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention objectives. Going forward, the Compensation Committee has delegated authority to the Chief Executive Officer to grant options at predetermined ranges at the director level and below. Our 2007 bonus plan provided that stock options would be granted in an amount equal to one-half of the bonus amounts granted. However, since our threshold EBITDA target was not reached, no stock options were awarded pursuant to the 2007 bonus plan. The Compensation Committee is also considering whether to make annual option grants to employees.

In 2007, our named executive officers were awarded stock options in the amounts indicated in the section entitled “Grants of Plan-Based Awards.” All options granted under the 2004 Plan have been granted at exercise prices equal to “fair market value” on the date of grant as defined in the plan. From our initial public offering in June 2004 through January 24, 2007, the 2004 Plan defined fair market value as the closing market value of our stock as reported on the Nasdaq Global Market on the trading day prior to the date of grant. On January 24, 2007, we amended the 2004 Plan to provide that fair market value means the closing market value of our stock as reported on the Nasdaq Global Market on the date of grant. The stock options we grant officers and employees are incentive stock options and typically vest 25% at the end of one year from the vesting start date and then 1/48 per month thereafter based upon continued employment over a four-year period, and generally expire ten years after the date of grant.

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

In determining the number of stock options to be granted to executives, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value and the value of stock options in relation to other elements of the individual executive’s total compensation. In January 2007, we adopted a policy regarding equity awards. Under this policy, all stock options and other equity awards will be made by the Compensation Committee, except that our full Board will take action with respect to any equity awards made to our non-employee directors. This policy prohibited the Compensation Committee from delegating its authority to make grants. The policy further provided that, subject to limited exceptions, grants of equity awards made to newly hired or promoted employees will be made at monthly meetings of the Compensation Committee and routine, periodic grants will be made during the first ten days of the first open trading window under our insider trading plan following annual performance reviews of our employees and executives. In October 2007, we amended the policy regarding equity awards. The Compensation Committee delegated authority to the Company’s Chief Executive Officer to make grants of options to newly hired and promoted employees at the director level and below based on ranges specified by the Compensation Committee for each level of employment. Grants to newly hired and promoted employees will be made on the 15th of each month (or the next business day when the 15th falls on a weekend or holiday) with respect to new hires and promotions in the immediately preceding month. The exercise price would be the date of grant, and the vesting schedule would begin on the date of grant.

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

401(k) Defined Contribution Plan. All employees may participate in our 401(k) Retirement Savings Plan, or 401(k) Plan. All eligible full-time and part-time employees who meet certain age and service requirements may participate. In 2007, Ray Brunner and John Hellmann were the only named executive officers that participated in this plan.

Other Benefits. Our executives are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, long and short-term disability and life insurance, in each case on the same basis as our other employees. We reimburse Ray Brunner, our Chief Executive Officer, for costs he incurs for travel from his home to our headquarters in San Francisco.

Summary of Compensation

The following table shows information regarding the compensation earned by any person who served as our Chief Executive Officer or Chief Financial Officer during fiscal year 2007, and our only other executive officer who was serving as an executive officer at December 29, 2007. We refer to these persons as our “named executive officers” elsewhere in this report. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Ray Brunner,	2007	$350,000	$125,000		$694,000	—	$46,251	(5)	$1,215,251
Chief Executive Officer and President (1)	2006	240,202	—		372,900	$315,479	30,556	(5)	959,137

John Hellmann,	2007	266,250	60,000		150,000	—	—		476,250
Chief Financial Officer and Secretary (2)	2006	103,384	50,000		58,300	—	—		211,684

Karen John,	2007	153,846	—		128,000	—	—		281,846
Vice President Design and Merchandising (3)	2006	173,077	—		37,900	—	—		210,977

(1)	Mr. Brunner became our President and Chief Executive Officer on May 11, 2006. Mr. Brunner served as our Executive Vice President of Real Estate and Studio Operations from October 2005 until March 2006.
(2)	Mr. Hellmann joined the Company on July 27, 2006 and was appointed Vice President, Chief Financial Officer and Secretary on September 5, 2006.
(3)	Ms. John resigned in February 2008.
(4)	Amount reflects the compensation cost for the fiscal years 2006 and 2007 of the named executive officer’s options, calculated in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, and using a Black-Scholes valuation model. See Note 1 of Notes to Financial Statements found in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for a discussion of the assumptions made in determining grant date fair value and compensation costs of equity awards.
(5)	Consists of amounts reimbursed to Mr. Brunner for his travel from his home to our headquarters in San Francisco, including airfare, meals and lodging.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended December 29, 2007 to the named executive officers.

Grants Of Plan-based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Ray Brunner (1)		$50,000	$50,000	$400,000
John Hellmann (2)		—	—	137,500
Karen John (2)	2/5/2007	—	—	100,000					7,500	$5.37	$22,700

(1)	Mr. Brunner’s amended and restated employment offer letter provided that he would be eligible to receive a bonus of up to 100% of his base salary based on the achievement of corporate and individual goals set by the Compensation Committee of the Board of Directors. The amended and restated employment offer letter also provided that Mr. Brunner would receive an automatic bonus of $50,000 if he was serving as our Chief Executive Officer at the end of 2007.
(2)	The named executive officers’ bonus opportunities under the 2007 bonus plan were capped at 50% of their base salary. For information about the amounts actually paid to our named executive officers under the 2007 corporate bonus plan, see the column “Non-Equity Incentive Plan Compensation” in the previous table titled “Summary Compensation Table.”

Employment Agreement and Offer Letters

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

We amended Mr. Brunner’s offer letter on March 16, 2007. Pursuant to his amended employment offer letter, Mr. Brunner was paid an annual salary of $350,000 during fiscal year 2007, payable in installments pursuant to our bi-weekly payroll policy. The amended offer letter stated that Mr. Brunner would be eligible to receive a bonus of up to 100% of his annual salary, based on the achievement of corporate and individual goals to be set by the Compensation Committee of the Board, and that for the year 2007, he also would receive an automatic bonus of $50,000 if he were serving as our Chief Executive Officer at the end of the year. The Compensation Committee determined the corporate and individual goals as discussed above under the heading “Bonus Awards.”

We entered into an employment agreement with Mr. Brunner on March 31, 2008, which supersedes Mr. Brunner’s amended and restated offer of employment letter dated March 16, 2007. The employment agreement provides that Mr. Brunner is required to devote his full business time and services to us, provided that he may engage charitable, community service and industry association activities and manage his own finances, so long as those activities do not interfere with the performance of his duties under the employment agreement as determined by our Board of Directors. His initial base salary is $375,000, which the Compensation Committee will review annually. He is also eligible for an annual bonus at the 100% target level in accordance with performance objectives determined by the Board of Directors. The Company also agreed to grant Mr. Brunner options to purchase 100,000 shares each year during the initial term of the employment agreement. The employment agreement’s initial term ends on March 31, 2013, and will be automatically renewed for successive one-year periods unless either party gives thirty days written notice of nonrenewal.

Mr. Brunner will be reimbursed for the cost of leasing a house in San Francisco, not to exceed $10,000 per month, provided that such amount will be offset by rental income, if any, on his house in Portland, Oregon. If Mr. Brunner sells the Portland, Oregon house, the lease reimbursements will cease six months after such date. The Company also agreed to reimburse Mr. Brunner for relocation expenses up to $25,000 and the seller’s portion of the realtor fee up to 6% of the gross sales price for the sale of his house. The Company will also gross up these relocation reimbursements to fully compensate Mr. Brunner for any taxes owed on such payments.

If the Company terminates the employment of Mr. Brunner without cause (as defined in the employment agreement), or Mr. Brunner resigns for good reason (as defined in the employment agreement), he will be entitled to receive twelve months base salary. The employment agreement also provides that if in the three-month period prior to a change of control (as defined in the employment agreement) of the Company or in the twelve-month period following a change of control in the Company, Mr. Brunner is terminated without cause or Mr. Brunner resigns for good reason, then Mr. Brunner will be paid a lump sum equal to two times his then-current base salary.

Offer Letters. We entered into an employment offer letter with John Hellmann, our Chief Financial Officer, on August 27, 2006. The offer letter calls for Mr. Hellmann to receive an annual salary of $240,000, payable in installments pursuant to our bi-weekly payroll policy, and to be eligible for all company benefits on the first day of the month following his date of hire. In April 2007, the Compensation Committee increased Mr. Hellmann’s salary to $275,000.

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

Employee Benefit Plans

2004 Equity Incentive Award Plan

Under the Amended and Restated 2004 Equity Incentive Award Plan, or the 2004 Plan, the number of shares of our common stock that may be issued pursuant to a variety of stock-based compensation awards, including stock options, SARs, restricted stock, deferred stock, dividend equivalents and stock payments, shall not exceed, in the aggregate, 2,100,000 shares. To the extent that an award terminates, expires or lapses for any reason, any shares subject to the award will be available for future grant under the 2004 Plan. In addition, shares which are delivered to us by a participant or withheld by us to satisfy the grant or exercise price of an award or in satisfaction of tax withholding obligations will be available for future grant under the 2004 Plan.

As of December 29, 2007, options to purchase 312 shares of our common stock had been exercised, options to purchase 1,676,520 shares of our common stock were outstanding and 423,168 shares of our common stock remained available for grant. As of December 29, 2007, the outstanding options were exercisable at a weighted average exercise price of $6.80 per share.

Our employees, consultants and directors and the employees of our subsidiaries are eligible to receive awards under the 2004 Plan. As of April 15, 2008, we had approximately 400 employees, and we currently have eight directors, seven of whom are non-employee directors.

In the event of a change of control, as defined in the 2004 Plan, each outstanding award may be assumed or an equivalent award may be substituted by the successor (or its parent or subsidiary). In the event of a change of control where the successor (or its parent or subsidiary) does not assume awards granted under the 2004 Plan or substitute equivalent awards, awards issued under the 2004 Plan will be subject to accelerated vesting such that 100% of such awards will become vested and exercisable or payable, as applicable. In the event of a change of control where the successor (or its parent or subsidiary) assumes awards granted under the 2004 Plan, outstanding awards will become fully vested and exercisable or payable, as applicable, if the employment or service of the holder of any such award is terminated in connection with the change of control or within two years following such change of control by the successor (or its parent or subsidiary) without cause or by the holder for good reason.

We filed with the SEC a registration statement on Form S-8 covering the shares of our common stock issuable under the 2004 Plan.

1999 Stock Plan

In January 1999, we adopted our 1999 Stock Plan, which was approved by our stockholders in January 1999. The plan provided for the issuance of incentive and nonstatutory stock options and restricted stock awards. Our employees, outside directors and consultants are eligible to receive awards under the plan, but only employees may receive incentive stock options. We reserved a total of 3,100,000 shares of our common stock for issuance under the plan. We do not intend to make any further issuances under the plan.

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

We initially reserved a total of 300,000 shares of our common stock for issuance under the plan. The reserve automatically increases on each December 31 during the term of the plan by an amount equal to the lesser of (1) 100,000 shares or (2) a lesser amount determined by the Board. As of December 29, 2007, approximately 531,000 shares were available for grant. In October 2006, the Company suspended sales under the ESPP pending the Company becoming current on its SEC periodic reports. On October 16, 2007, the Company amended the ESPP. The amended ESPP changed the offering periods from concurrent twelve month offering periods to six month offering periods, commencing on December 1 and June 1 of each year.

Individuals whose customary employment is for more than 20 hours per week and who have been continuously employed by us for at least six months are eligible to participate in the plan. Participants may contribute up to 15% of their cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will be equal to 85.0% of the lower of (i) the fair market value per share on the first trading day of the six-month offering period, or (ii) the fair market value per share on the last trading day of the six-month offering period.

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

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 29, 2007 with respect to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Ray Brunner	15,000	—		$7.00	3/03/2014
	52,227	—		.60	10/14/2012
	2,000	—		2.75	5/13/2013
	237,500	62,500		5.41	5/23/2016
	118,750	31,250		12.00	10/24/2016

Total	425,477	93,750

John Hellmann	70,830	79,170		5.59	8/11/2016

Karen John	10,000	—		7.00	3/3/2014
	1,250	1,250		6.03	11/30/2015
	14,375	15,625		7.23	1/24/2016
	15,624	34,376		6.13	10/24/2016
	—	7,500		5.37	2/5/2017

Total	41,249	58,751

(1)	Except for Mr. Brunner’s options, which vest monthly over 24 months from his vesting start date, and Mr. Hellmann’s options, which vest monthly over 36 months from his vesting start date, all options vest at a rate of 25% of the shares on the first anniversary of the start date and then 1/48 of the shares each month thereafter through the fourth anniversary of the vesting start date.

Option Exercises

During the fiscal year ended December 29, 2007, none of the named executive officers exercised any options.

Pension Benefits

We do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.

401(k) Plan

Effective in 2000, we adopted the Design Within Reach 401(k) plan covering our employees. The 401(k) plan is intended to qualify under Section 401(k) of the Code so that the contributions to the 401(k) plan by employees, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) plan, and so that contributions by us, if any, will be deductible by us for federal income tax purposes when made. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) plan. The 401(k) plan permits, but does not require additional matching contributions to the 401(k) plan by us on behalf of all participants in the 401(k) plan. During fiscal year 2007, we made no contributions to the 401(k) plan.

Potential Severance and Change in Control Payments

We have entered into agreements and maintain plans that may require us to make payments and/or provide certain benefits to our named executive officers in the event of a termination of their employment or a change of control. The following tables and narrative disclosure summarize the potential payments to each named executive officer assuming that one of the events listed in the tables below occurs. The tables assume that the event occurred on December 28, 2007, the last trading day of our last completed fiscal year. Our 2004 Plan and our 1999 Plan contain change of control provisions as described above. See “—2004 Equity Incentive Award Plan” and “—1999 Stock Plan.” For purposes of estimating the value of amounts of equity compensation to be received in the event of a termination of employment or change of control, we have assumed a price per share of our common stock of $3.78, which represents the closing market price of our common stock as reported on the Nasdaq Global Market on December 28, 2007.

Ray Brunner

Termination for Cause. We may terminate at any time Mr. Brunner’s employment for cause. A termination “for cause” occurs if Mr. Brunner is terminated because Mr. Brunner did not fully correct the circumstances constituting cause (provided such circumstances are capable of correction), which include:

•	Mr. Brunner has willfully committed an improper act that materially injures our business;

•

Mr. Brunner has willfully and repeatedly refused or failed to follow specific, lawful and reasonable directions of the Board of Directors (other than any such refusal or failure resulting from Mr. Brunner’s incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to Mr. Brunner by the Board of Directors, which demand specifically identifies the manner in which the Board of Directors believes that Mr. Brunner has willfully and repeatedly refused or failed to follow specific, lawful and reasonable directions of the Board of Directors;

•

Mr. Brunner has willfully, substantially and habitually neglected his duties for us (other than any such neglect resulting from Mr. Brunner’s incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to Mr. Brunner by the Board of Directors, which demand specifically identifies the manner in which the Board of Directors believes that Mr. Brunner has willfully, substantially and habitually neglected his duties or services to us; or

•	Mr. Brunner has been convicted of a felony or a crime involving moral turpitude.

Upon termination for cause, Mr. Brunner is not entitled to any payment or benefit other than the payment of base salary earned and accrued but unused vacation or paid time off unpaid at the date of termination and COBRA.

Termination by Us Other than for Cause. Mr. Brunner’s employment agreement provides Mr. Brunner with certain severance benefits in the event his employment is terminated by us other than for “cause.” Upon a termination of Mr. Brunner without cause (and not as a result of his death or disability), and he signs a general release of known and unknown claims in form satisfactory to us, he will be entitled to receive a lump sum cash amount equal to the sum of 12 months’ then-current base salary and reimbursement of COBRA premiums for 12 months until the date Mr. Brunner obtains alternate full-time employment or is otherwise no longer eligible for COBRA continuation coverage, whichever first occurs. In the event that such termination without cause occurs in the three-month period prior to or the twelve-month period following any “Change of Control,” Mr. Brunner will be entitled to receive a lump sum cash amount equal to the sum of two times Mr. Brunner’s then-current annual salary and reimbursement of COBRA premiums for 12 months until the date Mr. Brunner obtains alternate full-time employment or is otherwise no longer eligible for COBRA continuation coverage, whichever first occurs. Mr. Brunner’s unvested stock options also will immediately vest in full. For purposes of Mr. Brunner’s employment agreement, a “Change of Control” of the company shall be deemed to have occurred if any “Person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the “Beneficial Owner” (as defined in Rule 13d-3 of the Exchange Act ), directly or indirectly, of our securities representing 30% or more of the total voting power represented by our then outstanding voting securities without the approval of the Board of Directors or we are a party to a merger, consolidation or exchange of securities which results in the holders of voting securities of the company outstanding immediately prior to such event failing to continue to hold at least 50% of the combined voting power of the voting securities of the company, the surviving entity or a parent of the surviving entity outstanding immediately after such merger, consolidation or exchange or our stockholders approve a plan of complete liquidation of us or an agreement for the sale or disposition by us of all or substantially all of our assets.

Executive benefits and payments upon termination	Termination due to Death or Disability	Termination for Cause	Termination by Us Other than for Cause		Resignation	Termination following Change in Control
Severance payment	$—	$—	$350,000	(1)	$—	$350,000	(1)
Accelerated stock options	—	—	—		—	—	(2)

(1)	Represents the amount of severance to which Mr. Brunner would have been entitled upon a termination without cause on December 29, 2007, the last day of the last fiscal year, under his amended offer letter. Under his Employment Agreement, the amount of Mr. Brunner’s severance upon a termination without cause would be $375,000 and his severance for termination following a change of control would be $750,000.
(2)	Represents the incremental compensation expense we would incur as a result of accelerating option vesting. The amount was based upon the closing price of our common stock on December 28, 2007. The exercise price of substantially all the options that would be accelerated were out of the money at December 28, 2007.

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

Executive benefits and payments upon termination	Termination due to Death or Disability	Termination for Cause	Termination by Us Other than for Cause	Resignation	Termination following Change in Control
Severance payment	$—	$—	$137,500	$—	$137,500
Accelerated stock options	—	—	—	—	—	(1)

(1)	Represents the incremental compensation expense we would incur as a result of accelerating option vesting. The amount was based upon the closing price of our common stock on December 28, 2007. The exercise price of all the options that would be accelerated were out of the money at December 28, 2007.

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in the fiscal year ended December 29, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John C. Hansen	$9,395		$131,000	—	—	—	$140,395
Hilary Billings	13,145		75,000	—	—	—	88,145
Robert Forbes, Jr. (1)	—		—	—	—	$33,332	33,332
Terry Lee	13,104		75,000	—	—	—	88,104
Peter Lynch	13,125		27,000	—	—	—	40,125
William McDonagh	15,000		74,500	—	—	—	89,500
James Peters (2)	7,225		19,400	—	—	—	26,625
Lawrence Wilkinson	14,093		75,000	—	—	—	89,093

(1)	Mr. Forbes resigned as a director on January 10, 2007. In June 2006, we entered into an agreement with Mr. Forbes pursuant to which Mr. Forbes agreed to continue to serve as a member of our Board of Directors for at least six months from June 30, 2006, and we agreed to pay Mr. Forbes $25,000 for his services as a member of our Board of Directors. The agreement also called for Mr. Forbes to prepare a monthly newsletter for us, and we agreed to pay Mr. Forbes $100,000 a year for these services. The agreement terminated on June 30, 2007. During fiscal year 2007, no fees were paid to Mr. Forbes for his services as a member of our Board and he earned $33,332 for preparing monthly newsletters.
(2)	Mr. Peters was appointed to the Board on March 20, 2007.
(3)	Amount reflects the compensation cost for the year ended December 29, 2007 of the director’s options, calculated in accordance with FAS 123R and using a Black-Scholes valuation model. See Note 1 of Notes to Financial Statements found in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for a discussion of the assumptions made in determining grant date fair value and compensation costs of equity awards.

The following table details information with respect to all options to purchase our common stock held by our non-employee directors outstanding on December 29, 2007:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John C. Hansen	60,000	15,000	$14.68	2/24/2015
	7,333	667	5.41	1/23/2017

Total	67,333	15,667

Hilary Billings	30,000	—	4.50	1/2/2014
	5,000	—	0.25	6/1/2009
	7,333	667	5.41	1/23/2017

Total	42,333	667
Robert Forbes, Jr.	—	—
Terry Lee	30,000	—	4.50	1/2/2014
	7,333	667	5.41	1/23/2017

Total	37,333	667

Peter Lynch	3,000	—	6.13	10/24/2016
	7,333	667	5.41	1/23/2017

Total	10,333	667
William McDonagh	30,000	—	7.00	3/3/2014
	7,333	667	5.41	1/23/2017

Total	37,333	667
James Peters	6,000	2,000	6.33	5/15/2017
Lawrence Wilkinson	15,000	—	0.60	5/1/2011
	30,000	—	4.50	1/2/2014
	7,333	667	5.41	1/23/2017

Total	52,333	667

The grant date fair values of option grants to our directors in fiscal year 2007 are as follows:

Name	Grant Date	Number of Securities Underlying Options (#)	Exercise Price ($)	Grant Date Fair Value ($)
John C. Hansen	1/24/2007	8,000	5.41	$23,000
Hilary Billings	1/24/2007	8,000	5.41	$23,000
Robert Forbes, Jr.		—	—	—
Terry Lee	1/24/2007	8,000	5.41	$23,000
Peter Lynch	1/24/2007	8,000	5.41	$23,000
William McDonagh	1/24/2007	8,000	5.41	$23,000
James Peters(2)	5/15/2007	8,000	6.33	$26,600
Lawrence Wilkinson	1/24/2007	8,000	5.41	$23,000

In January 2007, we adopted a new director compensation plan. Under the plan, starting in January 2007, each non-employee director will receive:

•

an annual grant of options to purchase 8,000 shares (to be issued in January of each year, with an exercise price equal to the fair market value on the date of grant and monthly vesting over the 12 months following the date of grant);

•	an annual cash retainer of $10,000; and

•	an annual committee member of $5,000, with the chair of the compensation committee receiving $2,500 and the chair of the audit committee receiving $5,000.

Compensation Committee Interlocks and Insider Participation

Peter Lynch, Hilary Billings and Terry Lee served as members of our Compensation Committee during the last fiscal year. None of the members of our Compensation Committee at any time has been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this amendment.

The foregoing has been furnished by the Compensation Committee.

Peter Lynch (Chair)

Hilary Billings

Terry Lee

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 15, 2008 regarding the beneficial ownership of our common stock by (a) each person known to our Board to own beneficially 5% or more of our common stock, (b) each director of our Company, (c) the named executive officers (as defined above), and (d) all of our directors and executive officers as a group. Information with respect to beneficial ownership has been furnished by each director, officer or 5% or more stockholder, as the case may be.

Percentage of beneficial ownership is calculated based upon 14,454,525, shares of common stock which were outstanding as of April 15, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible within 60 days of April 15, 2008. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned
5% Stockholders:
Glenn J. Krevlin and affiliates (3)	2,486,598	17.2%
SCSF Equities, LLC and affiliates (4)	2,523,200	17.5
Baron Capital Group, Inc. and affiliates (5)	900,000	6.2
William Harris Investors, Inc. (6)	765,725	5.3

Directors and Named Executive Officers:
Ray Brunner	519,227	3.5%
John Hellmann	95,830	*
Matthew Wilkerson	53,669	*
Karen John (7)	43,020	*
John Hansen (8)	676,207	4.7%
Hilary Billings	45,666	*
Terry Lee (9)	89,237	*
Peter Lynch	13,666	*
William McDonagh	40,666	*
James Peters	10,666	*
Lawrence Wilkinson	72,666	*
All executive officers and directors as a group (10 persons, excluding Karen John)	1,617,500	10.5%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)	Unless otherwise indicated, the address for each person or entity named below is c/o Design Within Reach, Inc., 225 Bush Street, 20th Floor, San Francisco, CA 94104.
(2)	The following table indicates the number of shares subject to options exercisable within sixty (60) days of April 15, 2008, held by individuals listed in the table above:

Name of Beneficial Owner	Shares Subject to Options Exercisable Within 60 Days
Directors and Named Executive Officers:
Ray Brunner	519,227
John Hellmann	95,830
Matthew Wilkerson	53,645
Karen John	43,020
John Hansen	85,666
Hilary Billings	45,666
Terry Lee	40,666
Peter Lynch	13,666
William McDonagh	40,666
James Peters	10,666
Lawrence Wilkinson	55,666
All executive officers and directors as a group (10 persons, excluding Karen John)	961,364

(3)	The address for Glenn J. Krevlin and affiliates is 598 Madison Avenue, 12th Floor, New York, NY 10022. Information is based on an amended Schedule 13D filed with the SEC by Glenn J. Krevlin and affiliates on February 14, 2008. As of the close of business on December 21, 2007, Glenhill Capital LP owned 1,202,608 shares of common stock, Glenhill Capital Overseas Master Fund LP owned 743,990 shares of common stock, Glenhill Concentrated Long Master Fund, LLC owned 540,000 shares of common stock. Each of Glenn J. Krevlin and Glenhill Advisors, LLC has the sole investment and voting power with respect to all such shares. Glenn J. Krevlin is the managing member and control person of Glenhill Advisors, LLC. Glenhill Advisors, LLC is the managing member of Glenhill Capital Management, LLC. Glenhill Capital Management, LLC is the general partner and investment advisor of Glenhill Capital LP, a security holder of the Company, managing member of Glenhill Concentrated Long Master Fund, LLC, a security holder of the Company, and sole shareholder of Glenhill Capital Overseas GP, Ltd. Glenhill Capital Overseas GP, Ltd. is general partner of Glenhill Capital Overseas Master Fund LP, a security holder of the Company.
(4)	The address for SCSF Equities, LLC and affiliates is 5200 Towne Center Circle, Suite 470, Boca Raton, FL 33486. Information is based on an amended Schedule 13D filed with the SEC by SCSF Equities, LLC, a Delaware limited liability company (“SCSF Equities”) on March 17, 2008. SCSF Equities is the direct beneficial owner of the shares reported. The securities reported may be deemed to be beneficially owned by Sun Capital Securities Offshore Fund, Ltd., a Cayman Islands corporation (“Sun Offshore Fund”), Sun Capital Securities Fund, LP, a Delaware limited partnership (“Sun Securities Fund”), Sun Capital Securities Advisors, LP, a Delaware limited partnership (“Sun Advisors”), Sun Capital Securities, LLC, a Delaware limited liability company (“Sun Capital Securities”), Marc J. Leder (“Leder”) and Rodger R. Krouse (“Krouse”). Leder and Krouse may each be deemed to control SCSF Equities, Sun Securities Fund and Sun Advisors, as Leder and Krouse each own 50% of the membership interests in Sun Capital Securities, which in turn is the general partner of Sun Advisors, which in turn is the general partner of Sun Securities Fund, which in turn is the managing member of SCSF Equities. Sun Offshore Fund owns a majority of the membership interests of SCSF Equities.
(5)	The address for Baron Capital Group, Inc. (“BCG”) and affiliates is 767 Fifth Avenue, New York, NY 10153. Information is based on a Schedule 13G filed with the SEC by BCG and affiliates on February 12, 2008. Each of BCG, BAMCO, Inc. (“BAMCO”) and Baron Small Cap Fund (“BSCF”) and Ronald Baron has the shared voting and investment power with respect to all such shares. BAMCO is a subsidiary of BCG. BSCF is an advisory client of BAMCO. Mr. Baron owns a controlling interest in BCG, and is the Chairman and CEO of BCG and BAMCO and the CEO of BSCF. In its Schedule 13G, BCG states, “BCG and Ronald Baron disclaim beneficial ownership of shares held by their controlled entities (or the investment advisory clients thereof) to the extent such shares are held by persons other than BCG and Ronald Baron. BAMCO disclaims beneficial ownership of shares held by its investment advisory clients to the extent such shares are held by persons other than BAMCO and its affiliate.”
(6)	The address for William Harris Investors, Inc. (“WHI”) is 191 North Wacker Drive, Suite 1500, Chicago, IL 60606. Information is based on an amended Schedule 13G filed with the SEC by WHI on February 13, 2008. In its Schedule 13G, WHI states, “The securities reported herein have been acquired on behalf of discretionary clients of WHI. Persons other than WHI are entitled to receive all dividends from, and proceeds from the sale of, those securities.”
(7)	Ms. John resigned in February 2008.
(8)	Includes (i) 468,193 shares held by Siberia Investment Company, LLC and (ii) 122,348 shares held by Monte Savello, L.P. Mr. Hansen is the Manager of the General Partner (Hansen GP LLC) of Monte Savello, LP. Mr. Hansen disclaims beneficial ownership of the shares held by Monte Savello, LP and Siberia Investment Company, LLC, except to the extent of his pecuniary interest in such shares, if any.
(9)	Includes 30,000 shares held by Morningstar Capital Investments, LLC. Mr. Lee is the Managing Member of Morning Star Capital Investments, LLC. Mr. Lee disclaims beneficial ownership of the shares held by Morningstar Capital Investments, LLC, except to the extent of his pecuniary interest in such shares, if any.

Item 13. Certain Relationships and Related Transactions, and Director Independence

JH Partners, LLC Transactions. Since November 2000, we have leased space on a month-to-month basis for our San Francisco studio facility from JH Partners, LLC, a San Francisco-based private equity firm. John Hansen, Chairman of the Board of Directors, is President of JH Partners, LLC. We paid $160,000 in aggregate rental payments under this lease during fiscal year 2007.

We believe that the terms of the transactions set forth above were no less favorable to us than terms we could have obtained from unaffiliated third parties.

We have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements generally require us to indemnify these individuals to the fullest extent permitted by Delaware law. In addition, we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances.

The Audit Committee reviews all related party transactions on an ongoing basis, an all such transactions must be approved by the Audit Committee. We have not adopted written procedures for review of, or standards for approval of, these transactions, but instead the Audit Committee intends to review such transactions on a case by case basis. In addition, the Compensation Committee and/or our Board of Directors will review approve all compensation-related policies involving our directors and executive officers.

Our Board of Directors has determined that the members of our Board of Directors, with the exception of Mr. Brunner, who does not serve on our Audit Committee, Compensation Committee, or Nominating and Corporate Governance Committee, are independent within the meaning of the independent director standards of the Securities and Exchange Commission and the Nasdaq Stock Market, Inc. Additional information concerning the independence of the members of our Board of Directors and its committees is set forth under Part III—Item 10, “Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

Independent Auditor Fee Information

The fees billed by our independent auditors, Grant Thornton LLP, for fiscal years 2007 and 2006 for professional services are as follows:

Audit Fees

Fees for audit services totaled approximately $1,181,000 in fiscal year 2007 and $2,302,000 in fiscal year 2006 and include fees for the audit of our annual financial statements for fiscal years 2007 and 2006, the review of our interim period financial statements for fiscal years 2007 and 2006 included in our Form 10-Qs and our annual reports on Form 10-K, review of our Form 10-Qs and related services that are normally provided in connection with regulatory filings or engagements.

Audit-Related Fees

No fees for audit-related services were incurred in fiscal year 2007 and 2006.

Tax Fees

Fees for tax compliance, tax advice and tax planning services totaled approximately $184,000 in fiscal year 2007 and $256,000 in fiscal year 2006.

All Other Fees

We did not engage Grant Thornton LLP to perform services other than those described above in 2007 and 2006.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Auditors

Our Audit Committee has established a policy that generally requires that all audit and permissible non-audit services provided by our independent auditors will be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During 2007, all services were pre-approved in accordance with these procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits

Exhibits. The following exhibits are filed as a part of this report or are incorporated by reference to exhibits previously filed.

Exhibit Number	Exhibit Title
3.01(1)	Amended and Restated Certificate of Incorporation

3.02(2)	Amended and Restated Bylaws

3.03(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of Design Within Reach, Inc.

4.01(3)	Form of Common Stock Certificate

4.02(3)	Rights Agreement, dated as of May 23, 2006, among Design Within Reach, Inc. and American Stock Transfer and Trust Company, N.A., as Rights Agent, including the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Design Within Reach, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

4.03(4)	First Amendment dated December 13, 2007 to Rights Agreement dated May 23, 2006 between Design Within Reach, Inc. and American Stock Transfer and Trust Company

10.01(1)	Form of Indemnification Agreement entered into by Design Within Reach, Inc. and its directors and executive officers

10.02(5)	Credit Agreement, dated as of December 23, 2005, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.03(1)	Sublease Agreement, dated October 23, 2003, by and between National Broadcasting Company, Inc. and Design Within Reach, Inc.

10.04(1)	Lease Agreement, dated October 2, 2003, by and between Dugan Financing LLC and Design Within Reach, Inc.

10.05(1)	Design Within Reach, Inc. 1999 Stock Plan, amended as of October 29, 2003

10.06(6)	Design Within Reach, Inc. 2004 Equity Incentive Award Plan

10.07(1)	Design Within Reach, Inc. Employee Stock Purchase Plan

10.08(1)	Private Label Credit Card Program Agreement, dated as of November 13, 2003, between World Financial Network National Bank and Design Within Reach, Inc.

10.09(7)	Third Amendment to Credit Agreement, dated as of June 3, 2004, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.10(8)	Form of Option Agreement under Design Within Reach, Inc. 2004 Equity Incentive Award Plan

10.11(9)	Offer of Employment Letter dated June 15, 2006 between Design Within Reach, Inc. and Ray Brunner

10.12(10)	Agreement effective as of June 30, 2006 between Design Within Reach, Inc. and Robert Forbes, Jr.

10.13(11)	Amended and Restated Credit Agreement between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006

10.14(11)	Revolving Credit Loan Note between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006

Exhibit Number	Exhibit Title
10.15(11)	Security Agreement for Equipment and Fixtures between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006

10.16(11)	Continuing Security Agreement between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of July 17, 2006

10.17(12)	Loan Guaranty and Security Agreement among Design Within Reach, Inc., the Lenders thereto and Wells Fargo Retail, Finance, LLC, as Administrative Agent, dated as of February 2, 2007.

10.18(13)	Offer of Employment Letter dated August 27, 2006 between Design Within Reach, Inc. and John D. Hellmann.

10.19(13)	Amended and Restated Offer of Employment Letter dated March 16, 2007 between Design Within Reach, Inc. and Ray Brunner

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.
(2)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.
(3)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on May 25, 2006.
(4)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on December 14, 2007.
(5)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on April 17, 2006.
(6)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 333-113903) filed on May 17, 2004, as amended.
(7)	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (No. 333-113903) filed on June 10, 2004, as amended.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 filed on February 17, 2005.
(9)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on June 19, 2006.
(10)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on July 6, 2006.
(11)	Incorporated by reference to Design Within Reach’s Quarterly Report on Form 10-Q for the period ended July 1, 2006 filed on January 17, 2007.
(12)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on February 8, 2007.
(13)	Incorporated by reference to Design Within Reach’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 on May 8, 2007.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGN WITHIN REACH, INC.

Dated: April 28, 2008	By:	/s/ Ray Brunner
Ray Brunner President and Chief Executive Officer (Principal Executive Officer)