Form 10-Q
period 2008-03-29
DESIGN WITHIN REACH INC
filed 2008-05-08
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (Check one).

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐    (do not check if smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 2, 2008 was 14,460,087.

DESIGN WITHIN REACH, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2008

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Design Within Reach, Inc.

Condensed Balance Sheets

(Unaudited)

(amounts in thousands, except per share data)

	March 29, 2008	December 29, 2007	March 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$6,496	$5,651	$5,423
Inventory	41,217	37,820	40,889
Accounts receivable (less allowance for doubtful accounts of $267, $264 and $289, respectively)	2,194	1,176	2,635
Prepaid catalog costs	1,423	2,101	1,382
Deferred income taxes	1,251	1,251	2,078
Other current assets	2,992	1,986	2,587

Total current assets	55,573	49,985	54,994
Property and equipment, net	22,929	23,302	23,875
Deferred income taxes, net	8,182	8,182	8,083
Other non-current assets	965	955	974

Total assets	$87,649	$82,424	$87,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,305	$14,442	$20,079
Accrued expenses	5,271	4,500	5,821
Accrued compensation	2,079	2,765	1,696
Deferred revenue	1,980	325	4,246
Customer deposits and other liabilities	3,310	3,397	2,441
Borrowings under loan agreement	2,534	—	2,587
Long-term debt, current portion	351	346	341

Total current liabilities	30,830	25,775	37,211
Deferred rent and lease incentives	6,139	5,976	5,762
Long-term debt, net of current portion	224	321	498

Total liabilities	37,193	32,072	43,471

Commitments and Contingencies	—	—	—
Stockholders’ equity
Preferred stock – $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 14,455, 14,455 and 14,418 shares	14	14	14
Additional paid-in capital	59,611	59,146	57,450
Accumulated other comprehensive income	334	73	—
Accumulated deficit	(9,503)	(8,881)	(13,009)

Total stockholders’ equity	50,456	50,352	44,455

Total liabilities and stockholders’ equity	$87,649	$82,424	$87,926

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	Thirteen weeks ended
	March 29, 2008	March 31, 2007
Net sales	$46,914	$43,848
Cost of sales	24,738	25,503

Gross margin	22,176	18,345
Selling, general and administrative expenses	23,359	22,244

Loss from operations	(1,183)	(3,899)
Interest income	57	110
Interest expense	(48)	(38)
Other income (expense), net	(144)	22

Loss before income tax benefit	(1,318)	(3,805)
Income tax benefit	(696)	—

Net loss	$(622)	$(3,805)

Net loss per share:
Basic	$(0.04)	$(0.26)
Diluted	$(0.04)	$(0.26)
Weighted average shares used in calculation of net loss per share:
Basic	14,455	14,418
Diluted	14,455	14,418

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Thirteen weeks ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(622)	$(3,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,480	2,000
Stock-based compensation	465	601
Loss on the sale/disposal of long-lived assets	—	1
Provision for doubtful accounts	3	(26)
Changes in assets and liabilities:
Inventory	(3,397)	(7,040)
Accounts receivable	(1,021)	(95)
Prepaid catalog costs	678	(336)
Other assets	(764)	(246)
Accounts payable	790	2,916
Accrued expenses	942	1,480
Accrued compensation	(686)	(749)
Deferred revenue	1,655	2,663
Customer deposits and other liabilities	(87)	99
Deferred rent and lease incentives	163	182

Net cash used in operating activities	(401)	(2,355)

Cash flows from investing activities:
Purchase of property and equipment	(1,196)	(1,338)

Net cash used in investing activities	(1,196)	(1,338)

Cash flows from financing activities:
Net borrowings under loan agreement	2,534	2,587
Repayments of long-term obligations	(92)	(266)

Net cash provided by financing activities	2,442	2,321

Net increase (decrease) in cash and cash equivalents	845	(1,372)
Cash and cash equivalents at beginning of period	5,651	6,795

Cash and cash equivalents at end of the period	$6,496	$5,423

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes paid	$16	$4
Interest paid	$53	$15
Non-cash investing and financing activities:
Gain on fair value of derivatives	$209	$—

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Design Within Reach, Inc. (the “Company”) was incorporated in California in November 1998 and reincorporated in Delaware in March 2004. The Company is an integrated retailer of distinctive modern design products. The Company markets and sells its products to both residential and commercial customers through three integrated sales points consisting of studios, website and phone. The Company sells its products directly to customers principally throughout the United States. The Company opened its first international studio in Canada in the first quarter 2008.

The Company operates on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every four to six years. The Company’s 2007 fiscal year ended on December 29, 2007 and the 2008 fiscal year will end on January 3, 2009. Fiscal year 2007 consisted of 52 weeks and fiscal year 2008 consists of 53 weeks.

Quarterly information (unaudited)

The accompanying unaudited interim condensed financial statements as of and for the thirteen weeks ended March 29, 2008 and March 31, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The accompanying balance sheet as of December 29, 2007 was derived from the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. Accordingly, the accompanying unaudited interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the thirteen weeks ended March 29, 2008 and March 31, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Segment Reporting

The Company’s business is conducted in a single operating segment. The Company’s chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company’s entire operations for purposes of making operating decisions and assessing performance.

Reclassifications

Three items have been reclassified to conform to the presentation for the current reporting period. On the condensed statement of cash flows for the thirteen weeks ended March 31, 2007, the first reclassification relates to breaking out the provision for doubtful accounts originally included in the change in accounts receivable; and the second reclassification relates to breaking out the changes in accrued compensation originally included in changes in accrued expenses. On the condensed balance sheet as of March 31, 2007, the third reclassification relates to moving the estimated write-down for expected damaged returned inventory from inventory reserves to reserve for expected product returns in other current liabilities. These reclassifications did not have an impact on the Company’s results of operations or cash flows used in operating activities.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Revenue Recognition

Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. The Company recognizes revenue on the date on which it estimates that the product has been received by the customer and retains title to items and bears the risk of loss until delivery on shipments from its warehouse. The Company recognizes shipping and handling fees charged to customers in net sales at the time products are estimated to have been received by customers. The Company takes title to items drop shipped by vendors at the time of shipment and bears the risk of loss until delivery to customers. The Company uses third-party freight carrier information to estimate standard delivery times to various locations throughout the United States and Canada. The Company records as deferred revenue the dollar amount of all shipments for a particular day, if based upon the Company’s estimated delivery time, such shipments, on average, are expected to be delivered after the end of the reporting period. As of March 29, 2008, December 29, 2007 and March 31, 2007, deferred revenue was approximately $1,980,000, $325,000 and $4,246,000, respectively, and related deferred cost of sales was approximately $1,024,000, $173,000 and $2,251,000, respectively.

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

Various governmental authorities directly impose taxes on sales including sales, use, value added and some excise taxes. The Company excludes such taxes from net sales. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold and recognizing revenue at the time the gift card is redeemed for merchandise.

Inventory

Inventory consists of finished goods purchased from third-party manufacturers. Inventory on hand is carried at an average cost that approximates a first-in first-out method and is carried at the lower of cost or market. As of March 29, 2008, December 29, 2007 and March 31, 2007, inventories were $41,217,000, $37,820,000 and $40,889,000, respectively, net of write-downs of $2,522,000, $2,166,000 and $2,591,000, respectively.

Total inventory includes inventory-in-transit that consists of finished goods purchased from third-party manufacturers that are in-transit from the vendor to the Company when terms are FOB shipping point. Inventory-in-transit also includes those goods that are in-transit from the Company to its customers. Inventory-in-transit is carried at cost.

Income Taxes

Income taxes are computed using the asset and liability method under FAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws currently in effect.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Net Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss available to the Company’s common stockholders for the period by the number of weighted average common shares outstanding for the period. Options to purchase approximately 2,191,000 and 2,084,000 shares of common stock that were outstanding as of March 29, 2008 and March 31, 2007, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.

Comprehensive Income (Loss)

The following table presents comprehensive loss for the thirteen weeks ended March 29, 2008 and March 31, 2007:

	Thirteen weeks ended
	March 29, 2008	March 31, 2007
(amounts in thousands)	(unaudited)
Net loss	$(622)	$(3,805)
Other comprehensive income:
Net gain on foreign currency cash flow hedges	261	—

Comprehensive loss	$(361)	$(3,805)

Derivative and Hedging Activities

The Company applies FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, for derivative instruments and requires that all derivatives be recorded at fair value on its balance sheet, including embedded derivatives.

The Company’s operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates. To mitigate its foreign currency exchange rate risk, the Company purchases foreign currency contracts to pay for merchandise purchases based on forecasted demand. The objective of the Company’s foreign exchange risk management program is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on currency contract derivatives used to hedge those exposures. The Company maintains comprehensive hedge documentation that defines the hedging objectives, practices, procedures and accounting treatment. The Company’s hedging program and derivative positions and strategy are reviewed on a regular basis by management.

The Company records derivatives related to cash flow hedges for foreign currency at fair value on its balance sheet, including embedded derivatives. The Company implemented a new hedging strategy in the first quarter 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Foreign currency contracts entered into during January 2007 through April 2007 were not designated as cash flow hedge contracts. The Company accounted for non-hedge foreign currency contracts on a monthly basis by recognizing the net cash settlement gain or loss in other income (expense) and adjusting the carrying amount of open contracts to fair value by recognizing any corresponding gain or loss in other income (expense). In the second quarter 2007, the Company developed a hedging strategy and policies and procedures that met the criteria for cash flow hedge accounting. Foreign currency contracts entered into from May 2007 through March 2008 were designated as cash flow hedge contracts and were accounted for on a monthly basis by recognizing the net cash settlement gain or loss in other comprehensive income (loss) and adjusting the carrying amount of open designated contracts to fair value by recognizing any corresponding gain or loss in other comprehensive income (loss). Net cash settlement gains or losses are recognized in cost of sales as the underlying hedged inventory is sold in each reporting period.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Management evaluates hedges for effectiveness, and for derivatives that are deemed ineffective, the ineffective portion is reported through earnings. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. The Company did not record any amounts for ineffectiveness in the thirteen weeks ended March 29, 2008 and March 31, 2007.

Derivatives used to manage financial exposures for foreign exchange risks generally mature within one year and contracts held by the Company as of March 29, 2008 mature from April 2008 to July 2008. As of March 29, 2008, open hedge contracts were revalued to their fair value of approximately $260,000. Approximately $74,000 in accumulated other comprehensive income as of March 29, 2008 is expected to be recognized in cost of sales in the second quarter 2008. The Company did not have any foreign currency contracts outstanding as of March 31, 2007 that met the criteria for cash flow hedge accounting or any amounts recorded to other comprehensive income in the thirteen weeks ended March 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The Company’s significant accounting estimates include estimates of dates on which product has been received by the customer used in determining when to recognize revenue, estimates of market value used in calculating inventory reserves to reflect inventory carried at a lower of cost or market, estimates of uncollectible accounts receivable, estimates of fair value used in calculating the value of stock-based compensation, estimates of expected future cash flows and useful lives used in the review for impairment of long-lived assets, estimates of the Company’s ability to realize its deferred tax assets which are also used to establish whether valuation allowances are needed on those assets, estimates of projected net taxable income and deductible expenses to calculate the income tax benefit for interim financial reporting periods, estimates of freight costs used to calculate accrued liabilities, estimates of returns used to calculate sales returns reserves, estimates for determining inventory-in-transit, estimates for the amortization of prepaid catalog costs, estimates for calculating certain accrued liabilities and estimates related to the recognition of hedging gains and losses in cost of sales. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“FAS 157”). This statement clarifies the definition of fair value and the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. The Company adopted provisions of FAS 157 on December 30, 2007, the first day of the Company’s fiscal year 2008, related to financial assets and liabilities, and other assets and liabilities carried at fair value on a recurring basis. The adoption of FAS 157 did not have a material effect on the Company’s financial condition or results of operations. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on January 4, 2009, the first day of the Company’s fiscal year 2009. The Company is currently evaluating the impact that these additional FAS 157 provisions will have on the Company’s financial statements. See Note 4 for further discussion.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“FAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FAS 159 are elective; however, the amendment to FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FAS 159 is effective at the beginning of the first fiscal year beginning after November 15, 2007. The Company has decided not to adopt FAS 159.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment, of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company adopted SAB 110 on December 30, 2007, the first day of the Company’s fiscal year 2008. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which replaces FAS No. 141, Business Combinations. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. The Company is currently evaluating this new statement and anticipates that this statement will not have a significant impact on the reporting of its results of operations.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and to be recorded separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The Company is currently evaluating this new statement and anticipates that this statement will not have a significant impact on the reporting of its results of operations.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. FAS 161 is intended to enhance the current disclosure framework in FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating this new statement and as FAS 161 relates specifically to disclosures, this standard will have no impact on the Company’s financial condition or results of operations.

Note 2 – Income Taxes

The Company recorded a tax benefit of approximately $696,000 calculated at the projected annual effective tax rate of 52.8% in the first quarter 2008. The difference between the statutory rate of 39.5% and effective tax rate is primarily due to projected stock-based compensation expense related to incentive stock options not being deductible for tax purposes. No income tax benefit was recognized in the first quarter 2007 because it was uncertain whether the tax benefit of the year-to-date pre-tax loss would be realized during fiscal year 2007.

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

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability and the unused credit line fee is 0.25%. In the event of default, the Company’s interest rates will be increased by two percentage points. The interest rate on outstanding borrowings at March 29, 2008 was 5.25%. As of March 29, 2008, the Company had outstanding borrowings of $2,534,000 under the revolving credit line and $1,073,000 in outstanding letters of credit. Approximately $16,393,000 was available for advances under the revolving credit line as of March 29, 2008.

In June 2006, the Company financed a portion of its new information technology project with a three-year promissory note of approximately $1,000,000 with an interest rate of approximately 2.0%. In accordance with Accounting Principals Board No. 21 Interest on Receivables and Payables (“APB 21”), the Company discounted this note to its fair value. The discounted portion of approximately $58,000 is being amortized as interest expense over the life of the note using the effective interest method. As of March 29, 2008, the Company’s outstanding borrowings under this and other notes were approximately $469,000 with interest rates ranging from 2% to 6.75%. Future maturities of notes payable are approximately $241,000 for the remainder of 2008 and $228,000 for 2009.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Note 4 – Fair Value Measurements

In accordance with FAS 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. FAS 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of March 29, 2008 (amounts in thousands):

Description	Fair Value at March 29, 2008	Level 1	Level 2	Level 3
Outstanding Forward Contracts	$260	$—	$260	$—

The Company primarily applies the market approach for recurring fair value measurements.

Note 5 – Related Party Transactions

The Company rents studio space from an affiliate of the Chairman of the Company’s Board of Directors. Rent expense applicable to this space was approximately $40,000 for each of the thirteen weeks ended March 29, 2008 and March 31, 2007.

Note 6 – Commitments

As of March 29, 2008, inventory purchase obligations related to open purchase orders were approximately $16,416,000, commitments related to new studios were approximately $344,000 for leasehold improvements and $240,000 for fixtures, and commitments for various information technology systems and website maintenance were approximately $920,000.

Caution on Forward-Looking Statements

Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in our Annual Report on Form 10-K for the year ended December 29, 2007.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 29, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the Securities and Exchange Commission on March 12, 2008.

Overview

We are a retailer of distinctive modern design products to both residential and commercial customers. Our clients purchase through three integrated sales points. We have developed a national presence in modern design furnishings and a brand recognized for design excellence among our customers and the design community. In the process we have created a business model that enables us to provide products to our customers in a more convenient, efficient and economical manner than was previously available to them. Our policy of maintaining core products in stock represents a departure from the approach taken by many other modern design furnishings retailers.

In fiscal year 2007, we introduced an extended lead-time program, allowing our clients to personalize their product to meet their unique needs. In addition, we launched an expanded offering in accessories in the fourth quarter 2007, which we call “Tools for Living.” We believe this new product line will increase our presence in providing modern design solutions for our customers. This category currently features approximately 200 new products, ranging in price from under $20 to over $2,000. The products all share good design, functionality and a modern aesthetic.

Each Tools for Living product is unique in how it solves a problem or makes something more comfortable or easier to use. We view this as an opportunity to offer our existing customers a solution to their everyday problems, as well as providing an introduction to DWR for new clients. If Tools for Living achieves a sufficient level of market acceptance, we will continue to grow the product line and explore other design-driven opportunities. Our relationships with both internationally recognized and emerging designers continue to grow and allow us to offer our customers an array of innovative and often hard-to-find merchandise.

Our business strategy is based upon the premise that integrated sales points improve customer convenience, reinforce brand awareness, enhance customer knowledge of our products and produce operational benefits that ultimately improve market penetration and returns on capital. We believe most traditional retailers initially established their presence with one sales point and subsequently added additional sales points, thereby making integration across sales points more difficult.

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

In recent years, we have continued to increase sales as our studio base grows. Studios have increased in number from one at the end of 2000 to 68 studios and one outlet operating in 25 states, the District of Columbia and Canada as of March 29, 2008. During the first quarter 2008, we opened two new studios. During the remainder of 2008, we plan to relocate one studio in the second quarter 2008 and open two Tools for Living stores in the third quarter 2008.

On April 1, 2008, we re-launched our website on a new and improved platform. We believe the enhancements to our web capabilities will provide us with future growth opportunities. Overall, our objectives for 2008 are to continue to strengthen our expense controls and, most importantly, begin to realize the benefits of our merchandise re-sourcing efforts.

All of our sales points utilize a single common inventory held at our Hebron, Kentucky fulfillment center. Because we don’t offer a “cash and carry” option in our studios, we are able to more fully utilize selling space and avoid the operational issues that often arise with stock balancing and store replenishment. We currently source our products primarily in the U.S. and Europe. In the thirteen weeks ended March 29, 2008, we purchased approximately 34% of our product inventories from manufacturers in foreign countries, with 24% of our product inventory purchases being paid for in Euros. To mitigate our foreign currency exchange risk, we purchased foreign currency contracts to pay for merchandise purchases. As fiscal year 2008 progresses, we expect to have an increasing amount of products being sourced from factories outside of Europe. We plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, source products in other parts of the world including Latin America and Asia where product costs are generally lower. Our product development team has worked diligently to find qualified factories in North America, Asia and elsewhere that can provide us with the quality our clients expect but free us from the impact of fluctuations in the price of the Euro. By the end of 2008, we believe we can achieve significant product margin improvements from these efforts. We believe that within five years we may have less than 20% of our product coming from European factories.

Results of Operations

Comparison of the thirteen weeks ended March 29, 2008 (First Quarter 2008) to the thirteen weeks ended March 31, 2007 (First Quarter 2007)

Net Sales. Net sales consist of studio sales, online sales, phone sales, other sales and shipping and handling fees, net of actual and estimated returns by customers. Studio sales consist of sales of merchandise to customers from orders placed at our studios, online sales consist of sales of merchandise from orders placed through our website, phone sales consist of sales of merchandise through the toll-free numbers associated with our printed catalogs, and other sales consist of warehouse sales and outlet sales. Warehouse sales consist of periodic clearance sales at our fulfillment center of product samples and products that customers have returned. Outlet sales consist of sales at our outlet of product samples, returned products from our customers and, to a lesser degree, full price products. Shipping and handling fees consist of amounts we charge customers for the delivery of merchandise.

	Thirteen weeks ended
(amounts in thousands)	March 29, 2008	% of Net Sales	March 31, 2007	% of Net Sales	Change	% Change
Studio sales	$31,314	66.7%	$28,488	65.0%	$2,826	9.9%
Online sales	6,327	13.5%	6,792	15.5%	(465)	(6.8)%
Phone sales	4,298	9.2%	4,197	9.6%	101	2.4%
Other sales	1,420	3.0%	1,208	2.8%	212	17.5%
Shipping and handling fees	3,555	7.6%	3,163	7.1%	392	12.4%

Net sales	$46,914	100.0%	$43,848	100.0%	$3,066	7.0%

Net sales increased $3,066,000, or 7.0%, to $46,914,000 in the first quarter 2008 from $43,848,000 in the first quarter 2007. The increase in the combined net sales of our three sales points (studio, online and phone) is related, in part, to a higher average per unit retail sales price due to price increases and product mix. Studio sales increased $2,826,000, or 9.9%, in the first quarter 2008 compared to the first quarter 2007. This increase is partially attributed to the incremental sales of approximately $734,000 generated from two new studios opened in fiscal year 2007 which did not operate during the entire first quarter 2007 and two new studios opened in the first quarter 2008. We had 68 studios and one outlet open at the end of the first quarter 2008 compared to 64 studios and one outlet open at the end of the first quarter 2007. Online sales decreased $465,000, or 6.8%, and phone sales increased $101,000, or 2.4%, in the first quarter 2008 compared to the first quarter 2007.

Other sales increased $212,000, or 17.5%, in the first quarter 2008 compared to the first quarter 2007. This increase is primarily related to an increase of approximately $389,000 in sales generated from our outlet, partially offset by a decrease in warehouse sales of approximately $189,000. Shipping and handling fees for delivery of merchandise increased $392,000, or 12.4%, in the first quarter 2008 compared to the first quarter 2007, partially attributed to the increased product sales.

Cost of Sales. Cost of sales decreased by $765,000, or 3.0%, to $24,738,000 in the first quarter 2008 from $25,503,000 in the first quarter 2007. Cost of sales as a percentage of net sales decreased 5.5 percentage points to 52.7% in the first quarter 2008 from 58.2% in the first quarter 2007. Of the 5.5 percentage points decrease in cost of sales as a percentage of net sales, 4.9 percentage points were attributed to product-related margin improvements and 0.6 percentage points were attributed to shipping margin improvements in the first quarter 2008 compared to the first quarter 2007. The shipping margin was positive in the first quarter 2008 compared to a negative shipping margin in the first quarter 2007.

Selling, General and Administrative Expenses (“SG&A”). Selling, general and administrative expenses consist of studio costs, including salaries and studio occupancy costs, costs associated with publishing our catalogs and maintaining our website, and corporate and fulfillment center costs, including salaries and occupancy costs, among others. Our gross margins may not be comparable to those of other companies because some other companies include all of the costs related to their distribution network in cost of sales, and others, including us, may exclude a portion of them from gross margin, including them instead in other line items, such as selling, general and administrative expenses.

	Thirteen weeks ended
(amounts in thousands)	March 29, 2008	% of Net Sales	March 31, 2007	% of Net Sales	Change	% Change
Salaries and benefits	$9,360	20.0%	$9,234	21.1%	$126	1.4%
Occupancy and related expense	6,363	13.6%	6,485	14.8%	(122)	(1.9)%
Catalog, advertising and promotion	3,283	7.0%	1,856	4.2%	1,427	76.9%
Other expense	3,319	7.1%	2,762	6.3%	557	20.2%
Professional, accounting, legal and SOX	1,034	2.2%	1,907	4.3%	(873)	(45.8)%

Total SG&A	$23,359	49.8%	$22,244	50.7%	$1,115	5.0%

SG&A expenses increased by $1,115,000, or 5.0%, to $23,359,000 in the first quarter 2008 from $22,244,000 in the first quarter 2007. As a percentage of net sales, SG&A expenses decreased to 49.8% in the first quarter 2008 from 50.7% in the first quarter 2007, attributed to the increased net sales. The increases in SG&A are primarily due to the following:

•

Salaries and benefits expense increased $126,000, or 1.4%, to $9,360,000 in the first quarter 2008 from $9,234,000 in the first quarter 2007. This increase is primarily related to a $142,000 increase in salary and contract labor expenses, and a $153,000 increase in commission and bonus expense, in part, related to the increase in net sales. Of these amounts, approximately $153,000 is related to two new studios opened in fiscal year 2007 which did not operate during the entire first quarter 2007 and two new studios opened in the first quarter 2008. This increase was partially offset by a $135,000 decrease in stock-based compensation expense. Salaries and benefits expense is expected to increase due to benefit cost increases, increased commissions related to planned sales increases, if any, and headcount increases from new studios not operating in the prior comparable period. We may increase or decrease headcount depending on operating requirements and cost considerations that would affect salaries and benefits expense.

•

Occupancy and related expense decreased $122,000, or 1.9%, to $6,363,000 in the first quarter 2008 compared to $6,485,000 in the first quarter 2007. This decrease is primarily due to a $520,000 decrease in depreciation expense, of which $450,000 was related to our information technology system, which was fully depreciated in the first quarter 2007. This decrease was partially offset by a $397,000 increase in rent and related operating expenses of which $194,000 is associated with two new studios opened in fiscal year 2007 which did not operate during the entire first quarter 2007 and two new studios opened in the first quarter 2008. Occupancy and related expense is expected to increase with the opening of new studios. In addition, we anticipate increases in depreciation expense as our enhanced website became operational on April 1, 2008 and other new information technology systems become operational throughout 2008.

•

Catalog, advertising and promotion expense increased approximately $1,427,000, or 76.9%, to $3,283,000 in the first quarter 2008 from $1,856,000 in the first quarter 2007. This increase is primarily due to a $1,239,000 increase in catalog expense and a $157,000 increase in media advertising expense. Direct response catalog costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit of approximately four months. Of the increase in catalog amortization expense, $874,000 is attributed to the number and timing of catalogs distributed prior to year end and $345,000 is attributed to the timing and higher costs of our annual catalog. The annual catalog was distributed in January 2008 compared to March 2007 and the costs were higher because we mailed approximately 507,000 catalogs in the first quarter 2008 compared to approximately 219,000 in the first quarter 2007. We expect higher catalog expense throughout 2008 compared to 2007.

•

Other expense increased $557,000, or 20.2%, to $3,319,000 in the first quarter 2008 compared to $2,762,000 in the first quarter 2007. The increase is primarily due to a $147,000 increase in the cost of distributing sample merchandise to our studios, a $125,000 increase in sales-related merchant fees, a $105,000 increase in uncollectible credit card billings, and a $95,000 increase in travel-related expenses.

•

Professional, accounting, legal and SOX expense decreased $873,000, or 45.8%, to $1,034,000 in the first quarter 2008 compared to $1,907,000 in the first quarter 2007. The decrease is primarily due to a $906,000 decrease in accounting and consulting fees directly related to SEC reporting and SOX compliance, partially offset by a $46,000 increase in legal expense.

Interest Income. Interest income decreased $53,000 to $57,000 in the first quarter 2008 compared to $110,000 in the first quarter 2007, primarily due to lower interest rates and less amount of invested capital in the first quarter 2008 compared to the first quarter 2007.

Interest Expense. Interest expense increased $10,000 to $48,000 in the first quarter 2008 compared to $38,000 in the first quarter 2007.

Other Income (Expense), Net. Other expense of $144,000 in the first quarter 2008 primarily consists of foreign currency exchange losses related to the value of the dollar decreasing approximately 7% relative to the Euro. We have certain liabilities from merchandise purchases denominated principally in Euros that result in charges to other expense when the value of the dollar decreases. Such charges are not offset against gains from designated hedge contracts in which corresponding gains are recognized in other comprehensive income.

Income Taxes. We recorded a tax benefit of approximately $696,000 calculated at the projected annual effective tax rate of 52.8% in the first quarter 2008. The difference between the statutory rate of 39.5% and effective tax rate is primarily due to projected stock-based compensation expense related to incentive stock options not being deductible for tax purposes. No income tax benefit was recognized in the first quarter 2007 because it was uncertain whether the tax benefit of the year-to-date pre-tax loss would be realized during fiscal year 2007.

Liquidity and Capital Resources

As of March 29, 2008, cash and cash equivalents were approximately $6,496,000. Working capital was $24,743,000 and $17,783,000 as of March 29, 2008 and March 31, 2007, respectively.

Cash Flows. Net cash provided by (used in):

	Thirteen weeks ended
(amounts in thousands)	March 29, 2008	March 31, 2007
Operating activities	$(401)	$(2,355)
Investing activities	(1,196)	(1,338)
Financing activities	2,442	2,321

Net Cash Used in Operating Activities. Net cash used in operating activities was $401,000 in the first quarter 2008 compared to $2,355,000 in the first quarter 2007. The improvement in cash flow was primarily attributed to a lower net loss from operations in the first quarter 2008 resulting from increased revenues and improved gross margins from the first quarter 2007.

Net Cash Used in Investing Activities. Cash used in investing activities was for the purchase of property and equipment related to our new studios and information technology systems in the amounts of $1,196,000 and $1,338,000 in the first quarter 2008 and 2007, respectively. We opened two new studios in the first quarter 2008 and one studio in the first quarter 2007.

For the remainder of fiscal year 2008, our investment in property and equipment is planned between approximately $7,500,000 and $8,500,000 primarily to implement new information technology systems, relocate one studio, open two Tools for Living stores and remodel selected studios. We plan to finance these investments in fiscal year 2008 from our existing cash balances, our anticipated cash flows from operations and borrowings under our revolving line of credit facility.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was comprised of borrowings on our bank credit facility in the amounts of $2,534,000 and $2,587,000 in the first quarter 2008 and 2007, respectively. Net cash used in financing activities was for the repayment of long-term obligations of $92,000 and $266,000 in the first quarter 2008 and 2007, respectively.

As of March 29, 2008, we had available approximately $22,889,000 in working capital resources for our future cash needs as follows:

•	approximately $6,496,000 in cash and cash equivalents; and

•	approximately $16,393,000 in availability under our working capital line of credit.

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

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability and the unused credit line fee is 0.25%. In the event of default, our interest rates would increase by two percentage points. The interest rate on outstanding borrowings at March 29, 2008 was 5.25%. As of March 29, 2008, we had outstanding borrowings of $2,534,000 under the revolving credit line and $1,073,000 in outstanding letters of credit. Approximately $16,393,000 was available for advances under the revolving credit line as of March 29, 2008.

We have various other notes payable, which consist primarily of unsecured equipment financing loans. In June 2006, we financed a portion of our new information technology project with a three-year promissory note of approximately $1,000,000 with an interest rate of approximately 2.0%. In accordance with APB Opinion No. 21 “Interest on Receivables and Payables,” or APB 21, we discounted this note to its fair value. The discounted portion of approximately $58,000 is being amortized as interest expense over the life of the note using the effective interest method. As of March 29, 2008, outstanding borrowings under these notes were $469,000 with interest rates ranging from 2% to 6.75%. These notes mature in 2009.

We entered into equipment leases during fiscal year 2007 with remaining capitalized lease obligation payments of $138,000 as of March 29, 2008.

As of March 29, 2008, inventory purchase obligations related to open purchase orders were approximately $16,416,000, commitments related to new studios were approximately $344,000 for leasehold improvements and $240,000 for fixtures, and commitments for various information technology systems and website maintenance were approximately $920,000.

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

We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every four to six years. Our 2007 fiscal year ended on December 29, 2007 and the 2008 fiscal year will end on January 3, 2009. Fiscal year 2007 consisted of 52 weeks and fiscal year 2008 consists of 53 weeks.

Revenue Recognition. We recognize revenue on the date on which we estimate that the product has been received by the customer. We retain title to items and bear the risk of loss until delivery on shipments from our warehouse. We take title to items drop shipped by vendors at the time of shipment and bear the risk of loss until delivery to customers. We use third-party freight carrier information to estimate standard delivery times to various locations throughout the United States. We record as deferred revenue the dollar amount of all shipments for a particular day, if based upon our estimated delivery time, such shipments, on average, are expected to be delivered after the end of the reporting period. As of March 29, 2008, December 29, 2007 and March 31, 2007, deferred revenue was approximately $1,980,000, $325,000 and $4,246,000, respectively, and related deferred cost of sales was approximately $1,024,000, $173,000 and $2,251,000, respectively.

Sales are recorded net of expected returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount less any reserve for estimated scrap. The reserves for estimated product returns were approximately $674,000, $654,000 and $578,000 as of March 29, 2008, December 29, 2007 and March 31, 2007, respectively.

Various governmental authorities directly impose taxes on sales including sales, use, value added and some excise taxes. We exclude such taxes from net sales. We account for gift cards by recognizing a liability at the time a gift card is sold and recognizing revenue at the time the gift card is redeemed for merchandise.

Inventory. Inventory consists primarily of finished goods purchased from third-party manufacturers and estimated inbound freight costs. Inventory on hand is carried at an average cost which approximates a first-in first-out method and is carried at the lower of cost or market. We write down inventory below cost to the estimated market value when necessary, based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. Although our actual inventory write-downs historically have not differed materially from estimated inventory write-downs, in the future, actual inventory write-downs may differ materially from our reserves. As a result, our operating results and financial condition could be adversely affected. As of March 29, 2008, December 29, 2007 and March 31, 2007, we had inventory of approximately $41,217,000, $37,820,000 and $40,889,000, respectively, net of write-downs of approximately $2,522,000, $2,166,000 and $2,591,000, respectively.

Inventory-in-transit. We record inventory-in-transit based upon purchase order amounts, shipping terms and estimated lead times from our vendors to our freight forwarders. Actual amounts shipped could differ from our estimates due to transit times as well as partial shipments due to shortages or backorders. Inventory-in-transit was approximately $5,418,000, $5,306,000 and $8,072,000 as of March 29, 2008, December 29, 2007 and March 31, 2007, respectively.

Accrued freight. We estimate inbound freight costs based upon an analysis and review of our historical freight costs. These costs may vary due to the actual weight and size of the product shipped as well as added fuel surcharges. Accrued inbound freight costs for unbilled freight on received inventory was approximately $456,000, $329,000 and $880,000 as of March 29, 2008, December 29, 2007 and March 31, 2007, respectively.

Impairment of Long-Lived Assets. We evaluate the recoverability of our long-lived assets in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or FAS 144. Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Management considers the following circumstances and events to assess the recoverability of carrying amounts: 1) a significant adverse change in the extent or manner in which long-lived assets are being used or in their physical condition, 2) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, 3) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, and 4) a current expectation that, more likely than not, the long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Decisions to close a studio or facility also can result in accelerated depreciation over the revised useful life. When we close a location that is under a long-term lease, we record a charge for the fair value of the liability associated with that lease at the cease-use date. The fair value of such liability is calculated based on the present value of the remaining lease rental payments due under the lease, reduced by the present value of estimated rental payments that could be reasonably obtained by us for subleasing the property to a third party. The estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by factors such as future studio profitability, real estate demand and economic conditions that can be difficult to predict. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, a loss is recognized equal to the difference between the carrying value and the fair value of the assets.

Advertising Costs. Direct response catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon weighted-average historical revenues attributed to previously issued catalogs. Based on historical data we have collected, we have estimated that catalogs have a period of expected future benefit of approximately four months. The period of expected future benefit of our catalogs could decrease if we were to publish new catalogs more frequently in each year, or could increase if we published them less frequently. Prepaid catalog costs are evaluated for realizability at the end of each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. We account for consideration received from our vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts received from such vendors were approximately $306,000 and $205,000 in the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively. Apart from amounts received from vendors for cooperative advertising, we do not typically receive allowances or credits from vendors. In the case of a few select vendors, we receive a small discount of approximately 2% for prompt payment of invoices. These discounts were recorded as a reduction of cost of sales and totaled approximately $104,000 and $25,000 in the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively.

Stock-Based Compensation. In the first quarter of 2006, we adopted the modified prospective method for valuing stock options we grant in accordance with FAS 123R. Under FAS 123R, we recognized approximately $465,000 and $601,000 of compensation expense related to stock options and employee stock purchases in the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively. Stock based compensation expense is classified in selling, general and administrative expenses. We calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model. The following assumptions are used in the model: (1) a volatility rate using historical stock prices of the Company, (2) a risk-free interest rate based upon the closing rates on the date of grant for U.S. treasury notes that have a life which approximates the expected life of the option, (3) a dividend yield based on historical and expected dividend payouts, (4) an expected life of employee stock options based on the simplified method allowed by the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management Staff Accounting Bulletin 110 and (5) a forfeiture rate based on historical data. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adopting FAS 123R, we recorded deferred stock-based compensation charges in the amount by which the exercise prices of certain options were less than the fair value of our common stock at the date of grant under the intrinsic value method of accounting as defined by the provisions of APB 25.

Accounting for Income Taxes. We will need to generate future taxable income of approximately $2,100,000 and $11,400,000, respectively, to realize federal and state net operating losses. We record an estimated valuation allowance on our deferred tax assets if it is more likely than not that they will not be realized. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The Company has California Enterprise Zone credits of $417,000 that may be used for an indefinite period of time. A valuation allowance must be provided when it is more likely than not that a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Accordingly, the California Enterprise Zone credits have been reduced by $417,000 for amounts not expected to be fully utilized.

Derivative and Hedging Activities. We record derivatives related to cash flow hedges for foreign currency at fair value on our balance sheet, including embedded derivatives. We implemented a new hedging strategy in the first quarter 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Foreign currency contracts entered into from January to April of fiscal year 2007 were not designated as cash flow hedge contracts. We accounted for non-hedge foreign currency contracts on a monthly basis by recognizing the net cash settlement gain or loss in other income (expense) and adjusting the carrying amount of open contracts to fair value by recognizing any corresponding gain or loss in other income (expense). In the second quarter 2007, we developed a hedging strategy and policies and procedures that met the criteria for cash flow hedge accounting. Foreign currency contracts entered into from May 2007 through March 2008 were designated as cash flow hedge contracts and were accounted for on a monthly basis by recognizing the net cash settlement gain or loss in other comprehensive income (loss) and adjusting the carrying amount of open designated contracts to market by recognizing any corresponding gain or loss in other comprehensive income (loss). Net cash settlement gain or loss was recognized in cost of sales as the underlying hedged inventory is sold in each reporting period. Our derivative positions were used only to manage identified exposures.

We evaluate hedges for effectiveness, and for derivatives that were deemed ineffective, the ineffective portion was reported through earnings. We did not record any amounts for ineffectiveness in the thirteen weeks ended March 29, 2008 and March 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

In the thirteen weeks ended March 29, 2008, we generated more than 99% of our net sales in U.S. dollars, but we purchased approximately 34% of our product inventories from manufacturers in foreign countries with 24% of our product inventory purchases being paid for in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, our effective cost of supplies of product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of sales and decrease our gross margin. Although our hedging strategy described below may mitigate this risk in the short-term, currency fluctuations in the long term will not be mitigated by hedging because we do not hedge our currency risks beyond a year.

In the thirteen weeks ended March 29, 2008, the value of the dollar decreased approximately 7% relative to the Euro. We implemented a new hedging strategy in the first quarter 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Foreign currency contracts entered into from January 2007 to April 2007 were not designated as cash flow hedge contracts. We accounted for non-hedge foreign currency contracts on a monthly basis by recognizing the net cash settlement gain or loss in other income (expense) and adjusting the carrying amount of open contracts to fair value by recognizing any corresponding gain or loss in other income (expense). In the second quarter 2007, we developed a hedging strategy and policies and procedures that met the criteria for cash flow hedge accounting. Foreign currency contracts entered into from May 2007 through March 2008 were designated as cash flow hedge contracts and were accounted for on a monthly basis by recognizing the net cash settlement gain or loss in other comprehensive income (loss) and adjusting the carrying amount of open designated contracts to market by recognizing any corresponding gain or loss in other comprehensive income (loss). Net cash settlement gain or loss was recognized in cost of sales as the underlying hedged inventory is sold in each reporting period. Our derivative positions were used only to manage identified exposures. If our hedging strategy does not help reduce fluctuations in our cost of goods and mitigate the impact of the strengthening of the Euro relative to the U.S. dollar, we will continue to have difficulties in accurately predicting our costs of sales and our cost of sales may increase, adversely impacting our gross margin.

Interest Rate Risk

We have interest payable on our revolving line of credit. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate or LIBOR plus 1.25% to 1.75% based upon average availability. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the future financing requirements. As of March 29, 2008, we had $2,534,000 of outstanding borrowings under the revolving credit line at an interest rate of 5.25%.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that control deficiencies which constituted material weaknesses at December 29, 2007 as discussed in subsection (b) below, continued to exist in our internal control over financial reporting as of the end of the period covered by this report. As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report at the reasonable assurance level. In light of the material weaknesses described below, we performed additional analyses and other post-closing procedures to determine that our financial statements included in this report were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

(c) Management’s Remediation Initiatives

We continue to evaluate the deficiencies that have been identified in 2007. We continue to remediate the remaining deficiencies.

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

Monitoring

We plan to implement formal policies and procedures over performance of internal controls, including monitoring functions. We anticipate performing a top-down risk-based approach to identify those accounts, financial statement assertions, business processes and locations which have a higher likelihood of resulting in a material misstatement to our financial statements and to accordingly adjust the nature, timing and extent of control monitoring efforts.

An internal resource will be tasked to monitor compliance with internal control requirements, including the performance of self-testing by process owners.

(d) Changes in Internal Control over Financial Reporting

Other than the improvements in our control environment over the last three months and the internal control implementation currently underway as discussed above, there have been no changes in our internal control over financial reporting during our fiscal quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.01(1)	Amended and Restated Certificate of Incorporation

3.02(2)	Amended and Restated Bylaws

3.03(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of Design Within Reach, Inc.

4.01(3)	Form of Specimen Common Stock Certificate

4.02(3)	Rights Agreement, dated as of May 23, 2006, among Design Within Reach, Inc. and American Stock Transfer and Trust Company, N.A., as Rights Agent, including the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Design Within Reach, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.03(4)	First Amendment dated December 13, 2007 to Rights Agreement dated May 23, 2006 between Design Within Reach, Inc. and American Stock Transfer and Trust Company

10.1(5)	Employment Agreement dated March 31, 2008 between Design Within Reach, Inc. and Ray Brunner

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.
(2)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.
(3)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on May 25, 2006.
(4)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on December 14, 2007.
(5)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on April 2, 2008.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2008	DESIGN WITHIN REACH, INC.

/s/ John D. Hellmann
John D. Hellmann
Vice President, Chief Financial Officer and Secretary
(Authorized Officer and Principal Financial Officer)