Form 10-Q
period 2008-06-28
DESIGN WITHIN REACH INC
filed 2008-08-07
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 1, 2008 was 14,470,831.

DESIGN WITHIN REACH, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Design Within Reach, Inc.

Condensed Balance Sheets

(Unaudited)

(amounts in thousands, except per share data)

	June 28, 2008	December 29, 2007	June 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$7,070	$5,651	$4,593
Inventory	38,028	37,820	46,119
Accounts receivable (less allowance for doubtful accounts of $275, $264 and $297, respectively)	3,058	1,176	2,703
Prepaid catalog costs	1,186	2,101	1,309
Deferred income taxes	1,251	1,251	2,078
Other current assets	3,318	1,986	2,091

Total current assets	53,911	49,985	58,893
Property and equipment, net	23,189	23,302	24,054
Deferred income taxes, net	8,182	8,182	8,083
Other non-current assets	963	955	988

Total assets	$86,245	$82,424	$92,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,899	$14,442	$15,934
Accrued expenses	4,992	4,500	5,210
Accrued compensation	2,543	2,765	2,262
Deferred revenue	1,954	325	3,609
Customer deposits and other liabilities	3,150	3,397	2,767
Borrowings under loan agreement	4,657	—	11,319
Long-term debt, current portion	357	346	319

Total current liabilities	29,552	25,775	41,420
Deferred rent and lease incentives	6,158	5,976	5,751
Long-term debt, net of current portion	125	321	410

Total liabilities	35,835	32,072	47,581

Commitments and Contingencies
Stockholders’ equity
Preferred stock – $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 14,471, 14,455 and 14,430 shares	14	14	14
Additional paid-in capital	59,996	59,146	58,029
Accumulated other comprehensive income (loss)	62	73	(22)
Accumulated deficit	(9,662)	(8,881)	(13,584)

Total stockholders’ equity	50,410	50,352	44,437

Total liabilities and stockholders’ equity	$86,245	$82,424	$92,018

The accompanying notes are an integral part of these condensed financial statements.

Design Within Reach, Inc.

Condensed Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$47,260	$49,068	$94,174	$92,916
Cost of sales	25,325	27,350	50,063	52,853

Gross margin	21,935	21,718	44,111	40,063
Selling, general and administrative expenses	22,706	22,238	46,065	44,482

Loss from operations	(771)	(520)	(1,954)	(4,419)
Interest income	40	85	97	195
Interest expense	(70)	(157)	(118)	(195)
Other income (expense), net	101	17	(43)	39

Loss before income tax benefit	(700)	(575)	(2,018)	(4,380)
Income tax benefit	(541)	—	(1,237)	—

Net loss	$(159)	$(575)	$(781)	$(4,380)

Net loss per share:
Basic	$(0.01)	$(0.04)	$(0.05)	$(0.30)
Diluted	$(0.01)	$(0.04)	$(0.05)	$(0.30)
Weighted average shares used in calculation of net loss per share:
Basic	14,462	14,421	14,458	14,419
Diluted	14,462	14,421	14,458	14,419

The accompanying notes are an integral part of these condensed financial statements.

Design Within Reach, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Twenty-six weeks ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(781)	$(4,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,039	3,624
Stock-based compensation	817	1,156
Loss on the sale/disposal of long-lived assets	—	50
Provision for doubtful accounts	11	(87)
Changes in assets and liabilities:
Inventory	(208)	(12,270)
Accounts receivable	(1,893)	(102)
Prepaid catalog costs	915	(263)
Other assets	(1,369)	227
Accounts payable	(2,735)	(850)
Accrued expenses	317	911
Accrued compensation	(222)	(183)
Deferred revenue	1,629	2,026
Customer deposits and other liabilities	(247)	403
Deferred rent and lease incentives	182	171

Net cash used in operating activities	(545)	(9,567)

Cash flows from investing activities:
Purchase of property and equipment	(2,541)	(3,602)

Net cash used in investing activities	(2,541)	(3,602)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	33	24
Net borrowings under loan agreement	4,657	11,319
Repayments of long-term obligations	(185)	(376)

Net cash provided by financing activities	4,505	10,967

Net increase (decrease) in cash and cash equivalents	1,419	(2,202)
Cash and cash equivalents at beginning of period	5,651	6,795

Cash and cash equivalents at end of the period	$7,070	$4,593

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes paid, net of refunds	$275	$6
Interest paid	$124	$123
Non-cash investing and financing activities:
Loss on fair value of derivatives	$(15)	$(13)

The accompanying notes are an integral part of these condensed financial statements.

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

Quarterly information (unaudited)

The accompanying unaudited interim condensed financial statements as of and for the thirteen weeks and twenty-six weeks ended June 28, 2008 and June 30, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The accompanying balance sheet as of December 29, 2007 was derived from audited statements within the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. Accordingly, the accompanying unaudited interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the thirteen weeks and twenty-six weeks ended June 28, 2008 and June 30, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Segment Reporting

The Company’s business is conducted in a single operating segment. The Company’s chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company’s entire operations for purposes of making operating decisions and assessing performance.

Reclassifications

One item has been reclassified to conform to the presentation for the current reporting period. In the condensed statement of cash flows for the twenty-six weeks ended June 30, 2007, the provision for doubtful accounts is shown separately. It was originally included in the change in accounts receivable. This reclassification did not have an impact on the Company’s results of operations or cash flows used in operating activities.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Revenue Recognition

Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. The Company recognizes revenue on the date on which it estimates that the product has been received by the customer and retains title to items and bears the risk of loss until delivery on shipments from its warehouse. The Company recognizes shipping and handling fees charged to customers in net sales at the time products are estimated to have been received by customers. The Company takes title to items drop shipped by vendors at the time of shipment and bears the risk of loss until delivery to customers. The Company uses third-party freight carrier information to estimate standard delivery times to various locations throughout the United States and Canada. The Company records as deferred revenue the dollar amount of all shipments for a particular day, if based upon the Company’s estimated delivery time, such shipments, on average, are expected to be delivered after the end of the reporting period. As of June 28, 2008, December 29, 2007 and June 30, 2007, deferred revenue was approximately $1,954,000, $325,000 and $3,609,000, respectively, and related deferred cost of sales was approximately $1,037,000, $173,000 and $1,859,000, respectively.

Sales are recorded net of expected product returns by customers. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount, less any reserve for estimated scrap. The reserves for estimated product returns were approximately $572,000, $654,000 and $656,000 as of June 28, 2008, December 29, 2007 and June 30, 2007, respectively.

Various governmental authorities directly impose taxes on sales including sales, use, value added and some excise taxes. The Company excludes such taxes from net sales. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold and recognizing revenue at the time the gift card is redeemed for merchandise.

Advertising Costs

Direct response catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon weighted-average historical revenues attributed to previously issued catalogs. Based on historical data, the Company estimates that catalogs have a period of expected future benefit of approximately four months. Prepaid catalog costs were approximately $1,186,000, $2,101,000 and $1,309,000, as of June 28, 2008, December 29, 2007 and June 30, 2007, respectively.

Consideration received from the Company’s vendors for co-operative advertising is accounted for as a reduction of selling, general and administrative expenses. Co-operative advertising amounts received from such vendors were approximately $153,000 and $183,000 in the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively, and $459,000 and $388,000 in the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively. Apart from amounts received from vendors for cooperative advertising, the Company does not typically receive allowances or credits from vendors. In the case of a few select vendors, the Company receives a small discount of approximately 2% for prompt payment of invoices. These discounts were recorded as a reduction of cost of sales of approximately $48,000 and $62,000 in the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively, and $152,000 and $86,000 in the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Inventory

Inventory consists of finished goods purchased from third-party manufacturers and estimated inbound freight costs. Inventory on hand is carried at an average cost that approximates a first-in first-out method and is carried at the lower of cost or market. The Company writes down inventory below cost to the estimated market value when necessary, based upon assumptions about future demand and market conditions. As of June 28, 2008, December 29, 2007 and June 30, 2007, inventories were $38,028,000, $37,820,000 and $46,119,000, respectively, net of write-downs of $2,344,000, $2,166,000 and $3,049,000, respectively.

Total inventory includes inventory-in-transit that consists of finished goods purchased from third-party manufacturers that are in-transit from the vendor to the Company when terms are FOB shipping point and estimated inbound freight costs. Inventory-in-transit also includes those goods that are in-transit from the Company to its customers. Inventory-in-transit is carried at cost. Inventory-in-transit was approximately $4,898,000, $5,306,000 and $7,527,000, as of June 28, 2008, December 29, 2007 and June 30, 2007, respectively.

Income Taxes

Income taxes are computed using the asset and liability method under FAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws currently in effect. The Company estimates a valuation allowance on its deferred tax assets if it is more likely than not that they will not be realized. The Company will need to generate future taxable income of approximately $2,100,000 and $11,400,000, respectively, to realize federal and state net operating losses.

Net Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss available to the Company’s common stockholders for the period by the number of weighted average common shares outstanding for the period. Options to purchase approximately 2,246,000 and 2,014,000 shares of common stock that were outstanding as of June 28, 2008 and June 30, 2007, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.

Comprehensive Loss

The following table presents comprehensive loss for the thirteen weeks and twenty-six weeks ended June 28, 2008 and June 30, 2007:

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net loss	$(159)	$(575)	$(781)	$(4,380)
Other comprehensive loss -
Net loss on foreign currency cash flow hedges	(272)	(22)	(11)	(22)

Comprehensive loss	$(431)	$(597)	$(792)	$(4,402)

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

The Company records derivatives related to cash flow hedges for foreign currency at fair value on its balance sheet, including embedded derivatives. The Company implemented a new hedging strategy in the first quarter 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Foreign currency contracts entered into during January 2007 through April 2007 were not designated as cash flow hedge contracts. The Company accounted for non-hedge foreign currency contracts on a monthly basis by recognizing the net cash settlement gain or loss in other income (expense) and adjusting the carrying amount of open contracts to fair value by recognizing any corresponding gain or loss in other income (expense). In the second quarter 2007, the Company developed a hedging strategy and policies and procedures that met the criteria for cash flow hedge accounting. Foreign currency contracts entered into from May 2007 through June 2008 were designated as cash flow hedge contracts and were accounted for on a monthly basis by adjusting the carrying amount of open designated contracts to fair value by recognizing any corresponding gain or loss in other comprehensive income (loss) and recognizing the net cash settlement gain or loss in other comprehensive income (loss). Subsequently, these net cash settlement gains or losses are being recognized in cost of sales as the underlying hedged inventory is sold in each reporting period. In the condensed statements of cash flows, net cash settlement gain or loss is included in operating cash flows as changes in other assets in the twenty-six weeks ended June 28, 2008 and customer deposits and other liabilities in the twenty-six weeks ended June 30, 2007.

Management evaluates hedges for effectiveness, and for derivatives that are deemed ineffective, the ineffective portion is reported through earnings. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. The Company did not record any amounts for ineffectiveness in the twenty-six weeks ended June 28, 2008 and June 30, 2007.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Derivatives used to manage financial exposures for foreign exchange risks generally mature within one year and contracts held by the Company as of June 28, 2008 mature from July 2008 to December 2008. Open hedge contracts were revalued to their fair value resulting in $36,000 in other current assets as of June 28, 2008 and $13,000 in other liabilities as of June 30, 2007. Approximately $26,000 in accumulated other comprehensive income is expected to be recognized in cost of sales during the third quarter of 2008. The following table presents designated hedge contract activity for the thirteen weeks and twenty-six weeks ended June 28, 2008 and June 30, 2007:

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Increase (decrease) in carrying amount to fair value of open designated hedge contracts	$(224)	$(13)	$(15)	$(13)
Amount of gain (loss) recognized in other comprehensive income (loss) upon settlement of designated hedge contracts	221	(17)	332	(17)
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss) into cost of sales	(269)	8	(328)	8

Other comprehensive loss -
Net loss on foreign currency cash flow hedges	$(272)	$(22)	$(11)	$(22)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The Company’s significant accounting estimates include estimates of dates on which products have been received by customers used in determining when to recognize revenue, estimates of market value used in calculating inventory reserves to reflect inventory carried at a lower of cost or market, estimates of uncollectible accounts receivable, estimates of fair value used in calculating the value of stock-based compensation, estimates of expected future cash flows and useful lives used in the review for impairment of long-lived assets, estimates of the Company’s ability to realize its deferred tax assets which are also used to establish whether valuation allowances are needed on those assets, estimates of projected net taxable income and deductible expenses used to calculate the income tax benefit for interim financial reporting periods, estimates of freight costs used to calculate accrued liabilities, estimates of returns used to calculate sales returns reserves, estimates for determining inventory-in-transit, estimates for the amortization of prepaid catalog costs, estimates for calculating certain accrued liabilities and estimates related to the recognition of hedging gains and losses in cost of sales. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

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

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and that this minority interest be recorded separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The Company is currently evaluating this new statement and anticipates that this statement will not have a significant impact on the reporting of its results of operations.

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

In April 2008, the FASB issued FAS Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company anticipates that this statement will have no impact on the reporting of its results of operations.

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). Under FAS 162, the Generally Accepted Accounting Principles (“GAAP”) hierarchy will now reside in the accounting literature established by the FASB. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company anticipates that this statement will not have a significant impact on the reporting of its results of operations.

Note 2 – Income Taxes

For the thirteen weeks and twenty-six weeks ended June 28, 2008, the Company recorded tax benefits of approximately $541,000 and $1,237,000, respectively, calculated at the projected annual effective tax rate of 61.3%. The difference between the statutory rate of 39.5% and effective tax rate is primarily due to projected stock-based compensation expense related to incentive stock options not being deductible for tax purposes. No income tax benefit was recognized in the thirteen weeks and twenty-six weeks ended June 30, 2007 because it was uncertain whether the tax benefit of the year-to-date pre-tax loss would be realized during fiscal year 2007.

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

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability and the unused credit line fee is 0.25%. In the event of default, the Company’s interest rates will be increased by two percentage points. The interest rate on outstanding borrowings at June 28, 2008 was 5.00%. As of June 28, 2008, the Company had outstanding borrowings of $4,657,000 under the revolving credit line and $1,904,000 in outstanding letters of credit. Advances of $13,439,000 were available under the revolving credit line as of June 28, 2008.

In June 2006, the Company financed a portion of its new information technology project with a three-year promissory note of approximately $1,000,000 with an interest rate of approximately 2.0%. In accordance with Accounting Principals Board No. 21, Interest on Receivables and Payables (“APB 21”), the Company discounted this note to its fair value. The discounted portion of approximately $58,000 is being amortized as interest expense over the life of the note using the effective interest method. As of June 28, 2008, the Company’s outstanding borrowings under this and other notes were approximately $380,000 with interest rates ranging from 2% to 6.75%. Future maturities of notes payable are approximately $152,000 for the remainder of 2008 and $228,000 for 2009.

Note 4 – Fair Value Measurements

In accordance with FAS 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. FAS 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of June 28, 2008 (amounts in thousands):

Description	Fair Value at June 28, 2008	Level 1	Level 2	Level 3
Outstanding Forward Contracts	$36	$—	$36	$—

The Company primarily applies the market approach for recurring fair value measurements.

Note 5 – Related Party Transactions

The Company rents studio space from an affiliate of the Chairman of the Company’s Board of Directors. Rent expense, applicable to this space, was approximately $40,000 for each of the thirteen weeks ended June 28, 2008 and June 30, 2007, and $80,000 for each of the twenty-six weeks ended June 28, 2008 and June 30, 2007.

Note 6 – Commitments

As of June 28, 2008, inventory purchase obligations related to open purchase orders were approximately $25,228,000, commitments for furniture, fixtures, and leasehold improvements related to new Tools for Living stores were approximately $1,510,000, commitments related to new studio fixtures were approximately $220,000, and commitments for various information technology systems and website maintenance were approximately $2,503,000.

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

In fiscal year 2007, we introduced an extended lead-time program, allowing our clients to personalize their product to meet their unique needs. In addition, we launched an expanded offering in accessories in the fourth quarter 2007, which we call “Tools for Living.” We believe this new product line will increase our presence in providing modern design solutions for our customers. We plan to feature in this category approximately 700 products, ranging in price from under $20 to over $2,000. The products all share good design and functionality.

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

In recent years, we have continued to increase sales as our studio base grows. Studios have increased in number from one at the end of 2000 to 68 studios and one outlet operating in 25 states, the District of Columbia and Canada as of June 28, 2008. During the first quarter 2008, we opened two new studios. We plan to open two Tools for Living stores in the third quarter 2008.

All of our sales points utilize a single common inventory held at our Hebron, Kentucky fulfillment center. Because we don’t offer a “cash and carry” option in our studios, we are able to more fully utilize selling space and avoid the operational issues that often arise with stock balancing and store replenishment. We currently source our products primarily in the U.S. and Europe. In the twenty-six weeks ended June 28, 2008, we purchased approximately 35% of our product inventories from manufacturers in foreign countries, with 25% of our product inventory purchases being paid for in Euros. To mitigate our foreign currency exchange risk, we purchased foreign currency contracts to pay for merchandise purchases. As fiscal year 2008 progresses, we expect to have an increasing amount of products being sourced from factories outside of Europe. We plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, source products from other parts of the world including Latin America and Asia where product costs are generally lower. Our product development team has worked diligently to find qualified factories in North America, Asia and elsewhere that can provide us with the quality our clients expect but free us from the impact of fluctuations in the price of the Euro. By the end of 2009, we believe we can achieve product margin improvements from these efforts. We believe that within five years we may have less than 20% of our product coming from European factories.

Basis of Presentation

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

Results of Operations

Comparison of the thirteen weeks ended June 28, 2008 (Second Quarter 2008) to the thirteen weeks ended June 30, 2007 (Second Quarter 2007)

Net Sales. Net sales consist of studio sales, online sales, phone sales, other sales and shipping and handling fees, net of actual and estimated returns by customers. Studio sales consist of sales of merchandise to customers from orders placed at our studios, online sales consist of sales of merchandise from orders placed through our website, phone sales consist of sales of merchandise through the toll-free numbers, and other sales consist of warehouse sales and outlet sales. Warehouse sales consist of periodic clearance sales at our fulfillment center of product samples and products that customers have returned. Outlet sales consist of sales at our outlet of product samples, returned products from our customers and, to a lesser degree, full price products. Shipping and handling fees consist of amounts we charge customers for the delivery of merchandise.

	Thirteen weeks ended
(amounts in thousands)	June 28, 2008	% of Net Sales	June 30, 2007	% of Net Sales	Change	% Change
Studio sales	$32,617	69.0%	$31,917	65.0%	$700	2.2%
Online sales	6,276	13.3%	7,584	15.5%	(1,308)	(17.2)%
Phone sales	4,128	8.7%	5,029	10.2%	(901)	(17.9)%
Other sales	1,782	3.8%	1,903	3.9%	(121)	(6.4)%
Shipping and handling fees	2,457	5.2%	2,635	5.4%	(178)	(6.8)%

Net sales	$47,260	100.0%	$49,068	100.0%	$(1,808)	(3.7)%

Net sales decreased $1,808,000, or 3.7%, to $47,260,000 in the second quarter 2008 from $49,068,000 in the second quarter 2007. The decrease in the combined net sales of our three sales points (studio, online and phone) is, related in part, to a decrease in the number of units of merchandise shipped, partially offset by a higher average per unit retail sales price. Studio sales increased $700,000, or 2.2%, in the second quarter 2008 compared to the second quarter 2007. This increase is attributable to the incremental sales of approximately $1,713,000 generated from two new studios opened in fiscal year 2007 which did not operate during the entire second quarter 2007 and two new studios opened in the first quarter 2008. We had 68 studios and one outlet open at the end of the second quarter 2008 compared to 65 studios and one outlet open at the end of the second quarter 2007. Online sales decreased $1,308,000, or 17.2%, and phone sales decreased $901,000, or 17.9%, in the second quarter 2008 compared to the second quarter 2007.

Other sales decreased $121,000, or 6.4%, in the second quarter 2008 compared to the second quarter 2007. This decrease is primarily related to a decrease in warehouse sales of approximately $287,000, partially offset by an increase in our outlet sales of approximately $148,000. Shipping and handling fees for delivery of merchandise decreased $178,000, or 6.8%, in the second quarter 2008 compared to the second quarter 2007, primarily attributable to the decrease in product sales, a reduction in rates we charged for shipping to our customers and more free shipping days in the second quarter 2008.

Cost of Sales. Cost of sales decreased by $2,025,000, or 7.4%, to $25,325,000 in the second quarter 2008 from $27,350,000 in the second quarter 2007. The decrease in cost of sales is attributable to the decrease in net sales and product-related margin improvements. Cost of sales as a percentage of net sales decreased 2.1 percentage points to 53.6% in the second quarter 2008 from 55.7% in the second quarter 2007, primarily attributable to product-related margin improvements. Shipping margins were negative in the second quarter 2008 and second quarter 2007 partially attributable to free shipping events in both periods. In addition, in the second quarter 2008 we reduced our rates we charged for shipping to our customers and incurred rate increases we pay for shipping as a result of fuel surcharges. These factors negatively impacted our shipping margins in the second quarter of 2008.

Selling, General and Administrative Expenses (“SG&A”). Selling, general and administrative expenses consist of studio costs, including salaries and studio occupancy costs, costs associated with publishing our catalogs and maintaining our website, and corporate and fulfillment center costs, including salaries and occupancy costs, among others. Our gross margins may not be comparable to those of other companies because some other companies include all of the costs related to their distribution network in cost of sales, while other companies, including us, may exclude a portion of those costs from gross margin, including them instead in other line items, such as selling, general and administrative expenses.

	Thirteen weeks ended
(amounts in thousands)	June 28, 2008	% of Net Sales	June 30, 2007	% of Net Sales	Change	% Change
Salaries and benefits	$8,869	18.8%	$9,154	18.7%	$(285)	(3.1)%
Occupancy and related expense	6,616	14.0%	5,882	12.0%	734	12.5%
Catalog, advertising and promotion	3,408	7.2%	2,655	5.4%	753	28.4%
Other expense	3,466	7.3%	3,154	6.4%	312	9.9%
Professional, accounting, legal and SOX	347	0.7%	1,393	2.8%	(1,046)	(75.1)%

Total SG&A	$22,706	48.0%	$22,238	45.3%	$468	2.1%

SG&A expenses increased by $468,000, or 2.1%, to $22,706,000 in the second quarter 2008 from $22,238,000 in the second quarter 2007. As a percentage of net sales, SG&A expenses increased to 48.0% in the second quarter 2008 from 45.3% in the second quarter 2007, primarily attributable to the decrease in net sales and increased expenses described below. The increases in SG&A are primarily due to the following:

•

Salaries and benefits expense decreased $285,000, or 3.1%, to $8,869,000 in the second quarter 2008 from $9,154,000 in the second quarter 2007. This decrease is primarily related to a $202,000 decrease in stock-based compensation expense, a $107,000 decrease in commission and bonus expenses, related in part, to the decrease in net sales, and a $67,000 decrease in recruiting, relocation and severance expenses. This decrease was partially offset by a $136,000 increase in salary and contract labor expenses. Incremental salaries and benefits expense related to two new studios opened in fiscal year 2007 which did not operate during the entire second quarter 2007 and two new studios opened in the first quarter 2008 was approximately $199,000. We may increase or decrease headcount depending on operating requirements and cost considerations that would affect salaries and benefits expense.

•

Occupancy and related expense increased $734,000, or 12.5%, to $6,616,000 in the second quarter 2008 compared to $5,882,000 in the second quarter 2007. This increase is primarily due to a $803,000 increase in rent and related operating expenses of which $240,000 is associated with two new studios opened in fiscal year 2007 which did not operate during the entire second quarter 2007 and two new studios opened in the first quarter 2008, and the incremental expense of $303,000 primarily for rent to relocate a studio and convert the existing location into a Tools for Living store. This increase was partially offset by a $65,000 decrease in depreciation expense. Occupancy and related expense is expected to increase with the opening of new studios.

•

Catalog, advertising and promotion expense increased approximately $753,000, or 28.4%, to $3,408,000 in the second quarter 2008 from $2,655,000 in the second quarter 2007. This increase is primarily due to a $511,000 increase in catalog expense and a $221,000 increase in media advertising expense. Direct response catalog costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit of approximately four months. The increase in catalog amortization expense is attributable to increased paper, printing and distribution costs for our 2008 catalog as compared to our 2007 catalogs. We expect higher catalog expense throughout 2008 compared to 2007.

•

Other expense increased $312,000, or 9.9%, to $3,466,000 in the second quarter 2008 compared to $3,154,000 in the second quarter 2007. The increase is partially due to a $72,000 increase in travel-related expense, and a $51,000 increase in telecommunication expense.

•

Professional, accounting, legal and SOX expense decreased $1,046,000, or 75.1%, to $347,000 in the second quarter 2008 compared to $1,393,000 in the second quarter 2007. The decrease is primarily due to a $1,077,000 decrease in accounting and consulting fees directly related to SEC reporting and SOX compliance, partially offset by a $46,000 increase in legal expense.

Interest Income. Interest income decreased $45,000 to $40,000 in the second quarter 2008 compared to $85,000 in the second quarter 2007, primarily due to lower interest rates and a lower amount of invested capital in the second quarter 2008 compared to the second quarter 2007.

Interest Expense. Interest expense decreased $87,000 to $70,000 in the second quarter 2008 compared to $157,000 in the second quarter 2007, primarily due to a lower amount of borrowings under our loan agreement and lower interest rates in the second quarter 2008 compared to the second quarter 2007.

Other Income (Expense), Net. Other income of $101,000 in the second quarter 2008 primarily consists of foreign currency exchange gains related to currency fluctuations. We have certain liabilities from merchandise purchases denominated principally in Euros that result in gains or losses to other income or expense when the value of the dollar changes. Such gains or losses are not offset against gains from designated hedge contracts in which corresponding gains or losses are recognized in other comprehensive income.

Income Taxes. We recorded a tax benefit of approximately $541,000 in the second quarter 2008. No income tax benefit was recognized in the second quarter 2007 because it was uncertain whether the tax benefit of the year-to-date pre-tax loss would be realized during fiscal year 2007.

Comparison of the twenty-six weeks ended June 28, 2008 to the twenty-six weeks ended June 30, 2007

Net Sales.

	Twenty-six weeks ended
(amounts in thousands)	June 28, 2008	% of Net Sales	June 30, 2007	% of Net Sales	Change	% Change
Studio sales	$63,931	67.9%	$60,405	65.0%	$3,526	5.8%
Online sales	12,603	13.4%	14,376	15.5%	(1,773)	(12.3)%
Phone sales	8,427	8.9%	9,226	9.9%	(799)	(8.7)%
Other sales	3,201	3.4%	3,111	3.4%	90	2.9%
Shipping and handling fees	6,012	6.4%	5,798	6.2%	214	3.7%

Net sales	$94,174	100.0%	$92,916	100.0%	$1,258	1.4%

Net sales increased $1,258,000, or 1.4%, to $94,174,000 in the twenty-six weeks ended June 28, 2008 from $92,916,000 in the twenty-six weeks ended June 30, 2007. The increase in the combined net sales of our three sales points (studio, online and phone) is related, in part, to a higher average per unit retail sales price, partially offset by a decrease in the number of units of merchandise shipped. Studio sales increased $3,526,000, or 5.8%, in the twenty-six weeks ended June 28, 2008 compared to the twenty-six weeks ended June 30, 2007. This increase is attributable to the incremental sales of approximately $2,448,000 generated from two new studios opened in fiscal year 2007 which did not operate during the entire first half of 2007 and two new studios opened in the first quarter 2008. Online sales decreased $1,773,000, or 12.3%, and phone sales decreased $799,000, or 8.7%, in twenty-six weeks ended June 28, 2008 compared to the twenty-six weeks ended June 30, 2007.

Other sales increased $90,000 or 2.9%, in the twenty-six weeks ended June 28, 2008 compared to the twenty-six weeks ended June 30, 2007. This increase is primarily related to an increase of approximately $537,000 in sales generated from our outlet, partially offset by a decrease in warehouse sales of approximately $476,000. Shipping and handling fees for delivery of merchandise increased $214,000, or 3.7%, in the twenty-six weeks ended June 28, 2008 compared to the twenty-six weeks ended June 30, 2007, partially attributable to the increased product sales.

Cost of Sales. Cost of sales decreased by $2,790,000, or 5.3%, to $50,063,000 in the twenty-six weeks ended June 28, 2008 from $52,853,000 in the twenty-six weeks ended June 30, 2007. Cost of sales as a percentage of net sales decreased 3.7 percentage points to 53.2% in the twenty-six weeks ended June 28, 2008 from 56.9% in the twenty-six weeks ended June 30, 2007. Of the 3.7 percentage points decrease in cost of sales as a percentage of net sales, 3.4 percentage points were attributable to product-related margin improvements and 0.3 percentage points were attributable to shipping margin improvements. Shipping margins were negative in the twenty-six weeks ended June 28, 2008 and June 30, 2007, partially attributable to free shipping events in both periods. In addition, in the second quarter 2008 we reduced our rates we charged for shipping to our customers and in the twenty-six weeks ended June 28, 2008, incurred rate increases we pay for shipping as a result of fuel surcharges. These factors negatively impacted our shipping margins in the twenty-six weeks ended June 28, 2008.

Selling, General and Administrative Expenses (“SG&A”).

	Twenty-six weeks ended
(amounts in thousands)	June 28, 2008	% of Net Sales	June 30, 2007	% of Net Sales	Change	% Change
Salaries and benefits	$18,229	19.4%	$18,387	19.8%	$(158)	(0.9)%
Occupancy and related expense	12,979	13.8%	12,368	13.3%	611	4.9%
Catalog, advertising and promotion	6,691	7.1%	4,511	4.9%	2,180	48.3%
Other expense	6,785	7.2%	5,917	6.4%	868	14.7%
Professional, accounting, legal and SOX	1,381	1.5%	3,299	3.6%	(1,918)	(58.1)%

Total SG&A	$46,065	48.9%	$44,482	47.9%	$1,583	3.6%

SG&A expenses increased by $1,583,000, or 3.6%, to $46,065,000 in the twenty-six weeks ended June 28, 2008 from $44,482,000 in the twenty-six weeks ended June 30, 2007. As a percentage of net sales, SG&A expenses increased to 48.9% in the twenty-six weeks ended June 28, 2008 from 47.9% in the twenty-six weeks ended June 30, 2007, attributable to the increased expenses described below. The increases in SG&A are primarily due to the following:

•

Salaries and benefits expense decreased $158,000, or 0.9%, to $18,229,000 in the twenty-six weeks ended June 28, 2008 from $18,387,000 in the twenty-six weeks ended June 30, 2007. This decrease is primarily related to a $337,000 decrease in stock-based compensation expense and a $111,000 decrease in recruiting, relocation and severance expenses. This decrease was partially offset by a $279,000 increase in salary and contract labor expenses and a $47,000 increase in commission and bonus expenses, related in part, to the increase in net sales. Incremental salaries and benefits expense related to two new studios opened in fiscal year 2007 which did not operate during the entire first half of 2007 and two new studios opened in the first quarter 2008 was approximately $353,000. Salaries and benefits expense is expected to increase due to benefit cost increases, increased commissions related to planned sales increases, if any, and headcount increases from new studios not operating in the prior comparable period.

•

Occupancy and related expense increased $611,000, or 4.9%, to $12,979,000 in the twenty-six weeks ended June 28, 2008 compared to $12,368,000 in the twenty-six weeks ended June 30, 2007. This increase is primarily due to a $1,201,000 increase in rent and related operating expenses of which $434,000 is associated with two new studios opened in fiscal year 2007 which did not operate during the entire first half of 2007 and two new studios opened in the first quarter 2008, and the incremental expense of $400,000 to relocate a studio and convert the existing location into a Tools for Living store. This increase was partially offset by a $587,000 decrease in depreciation expense, of which $450,000 was related to our information technology system, which was fully depreciated in the first quarter 2007.

•

Catalog, advertising and promotion expense increased approximately $2,180,000, or 48.3%, to $6,691,000 in the twenty-six weeks ended June 28, 2008 from $4,511,000 in the twenty-six weeks ended June 30, 2007. This increase is primarily due to a $1,750,000 increase in catalog expense and a $378,000 increase in media advertising expense. Direct response catalog costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit of approximately four months. Of the increase in catalog amortization expense, approximately $874,000 is attributable to the number and timing of catalogs distributed prior to December 29, 2007 and approximately $876,000 is attributable to increased paper, printing and distribution costs for our 2008 catalog as compared to our 2007 catalogs.

•

Other expense increased $868,000, or 14.7%, to $6,785,000 in the twenty-six weeks ended June 28, 2008 compared to $5,917,000 in the twenty-six weeks ended June 30, 2007. The increase is primarily due to a $174,000 increase in uncollectible credit card billings, a $167,000 increase in travel-related expense, a $162,000 increase in the cost of distributing sample merchandise to our studios, a $149,000 increase in sales-related merchant fees and a $130,000 increase in telecommunication expense.

•

Professional, accounting, legal and SOX expense decreased $1,918,000, or 58.1%, to $1,381,000 in the twenty-six weeks ended June 28, 2008 compared to $3,299,000 in the twenty-six weeks ended June 30, 2007. The decrease is primarily due to a $1,983,000 decrease in accounting and consulting fees directly related to SEC reporting and SOX compliance, partially offset by a $92,000 increase in legal expense.

Interest Income. Interest income decreased $98,000 to $97,000 in the twenty-six weeks ended June 28, 2008 compared to $195,000 in the twenty-six weeks ended June 30, 2007, primarily due to lower interest rates and a lower amount of invested capital in the twenty-six weeks ended June 28, 2008 compared to the twenty-six weeks ended June 30, 2007.

Interest Expense. Interest expense decreased $77,000 to $118,000 in the twenty-six weeks ended June 28, 2008 compared to $195,000 in the twenty-six weeks ended June 30, 2007 primarily due to a lower amount of borrowings under our loan agreement and lower interest rates in the twenty-six weeks ended June 28, 2008 compared to the twenty-six weeks ended June 30, 2007.

Other Income (Expense), Net. Other expense of $43,000 in the twenty-six weeks ended June 28, 2008 primarily consists of foreign currency exchange losses related to the value of the dollar decreasing approximately 7% relative to the Euro during the first quarter 2008. We have certain liabilities from merchandise purchases denominated principally in Euros that result in charges to other expense when the value of the dollar decreases. Such charges are not offset against gains from designated hedge contracts in which corresponding gains are recognized in other comprehensive income.

Income Taxes. We recorded a tax benefit of approximately $1,237,000 calculated at the projected annual effective tax rate of 61.3% in the twenty-six weeks ended June 28, 2008. The difference between the statutory rate of 39.5% and effective tax rate is primarily due to projected stock-based compensation expense related to incentive stock options not being deductible for tax purposes. No income tax benefit was recognized in the twenty-six weeks ended June 30, 2007 because it was uncertain whether the tax benefit of the year-to-date pre-tax loss would be realized during fiscal year 2007.

Liquidity and Capital Resources

As of June 28, 2008, cash and cash equivalents were approximately $7,070,000. Working capital was $24,359,000 and $17,473,000 as of June 28, 2008 and June 30, 2007, respectively.

Cash Flows. Net cash provided by (used in):

	Twenty-six weeks ended
(amounts in thousands)	June 28, 2008	June 30, 2007
Operating activities	$(545)	$(9,567)
Investing activities	(2,541)	(3,602)
Financing activities	4,505	10,967

Net Cash Used in Operating Activities. Net cash used in operating activities was $545,000 in the twenty-six weeks ended June 28, 2008 compared to $9,567,000 in the twenty-six weeks ended June 30, 2007. The improvement in cash flow was primarily attributable to a lower amount of inventory purchases and a lower net loss in the twenty-six weeks ended June 28, 2008 compared to the twenty-six weeks ended June 30, 2007. We have lowered the amount of inventory by improving our merchandise purchasing process and increasing the use of shipments directly from our vendors to our customers.

Net Cash Used in Investing Activities. Cash used in investing activities was primarily for the purchase of property and equipment related to our new studios and information technology systems of $2,541,000 in the twenty-six weeks ended June 28, 2008 compared to $3,602,000 in the twenty-six weeks ended June 30, 2007. We opened two new studios in each of the twenty-six weeks ended June 28, 2008 and June 30, 2007. On April 1, 2008, we launched our website on a new platform and on May 12, 2008, we installed a new warehousing and distribution system at our fulfillment center.

For the remainder of fiscal year 2008, we anticipate that our investment in property and equipment will be between approximately $5,500,000 and $6,500,000 primarily to implement new information technology systems, open two Tools for Living stores and remodel selected studios. We plan to finance these investments in fiscal year 2008 from our existing cash balances, our anticipated cash flows from operations and borrowings under our revolving line of credit facility.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $4,505,000 in the twenty-six weeks ended June 28, 2008 compared to $10,967,000 in the twenty-six weeks ended June 30, 2007. Cash provided by financing activities was comprised primarily of borrowings on our bank credit facility of $4,657,000 and $11,319,000 in the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively. Cash used in financing activities was for the repayment of long-term obligations of $185,000 and $376,000 in the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively.

As of June 28, 2008, we had available approximately $20,509,000 in working capital resources for our future cash needs as follows:

•	approximately $7,070,000 in cash and cash equivalents; and

•	approximately $13,439,000 in availability under our working capital line of credit.

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

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability and the unused credit line fee is 0.25%. In the event of default, our interest rates would increase by two percentage points. The interest rate on outstanding borrowings at June 28, 2008 was 5.00%. As of June 28, 2008, we had outstanding borrowings of $4,657,000 under the revolving credit line and $1,904,000 in outstanding letters of credit. Advances of $13,439,000 were available under the revolving credit line as of June 28, 2008.

We have various other notes payable, which consist primarily of unsecured equipment financing loans. In June 2006, we financed a portion of our new information technology project with a three-year promissory note of approximately $1,000,000 with an interest rate of approximately 2.0%. In accordance with APB Opinion No. 21 “Interest on Receivables and Payables,” or APB 21, we discounted this note to its fair value. The discounted portion of approximately $58,000 is being amortized as interest expense over the life of the note using the effective interest method. As of June 28, 2008, outstanding borrowings under these notes were $380,000 with interest rates ranging from 2% to 6.75%. These notes mature in 2009.

We entered into equipment leases during fiscal year 2007 with remaining capitalized lease obligation payments of $131,000 as of June 28, 2008.

As of June 28, 2008, inventory purchase obligations related to open purchase orders were approximately $25,228,000, commitments for furniture, fixtures, and leasehold improvements related to new stores were approximately $1,510,000, commitments related to new studio fixtures were approximately $220,000, and commitments for various information technology systems and website maintenance were approximately $2,503,000.

Critical Accounting Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are set forth below and in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, in the Notes to Financial Statements and Critical Accounting Policies and Estimates section.

Revenue Recognition

We recognize revenue on the date on which we estimate that the product has been received by the customer. We retain title to items and bear the risk of loss until delivery on shipments from our warehouse. We take title to items drop shipped by vendors at the time of shipment and bear the risk of loss until delivery to customers. We use third-party freight carrier information to estimate standard delivery times to various locations throughout the United States. We record as deferred revenue the dollar amount of all shipments for a particular day, if based upon our estimated delivery time, such shipments, on average, are expected to be delivered after the end of the reporting period. As of June 28, 2008, December 29, 2007 and June 30, 2007, deferred revenue was approximately $1,954,000, $325,000 and $3,609,000, respectively, and related deferred cost of sales was approximately $1,037,000, $173,000 and $1,859,000, respectively.

Sales are recorded net of expected returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount less any reserve for estimated scrap. The reserves for estimated product returns were approximately $572,000, $654,000 and $656,000 as of June 28, 2008, December 29, 2007 and June 30, 2007, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

In the twenty-six weeks ended June 28, 2008, we generated approximately 99% of our net sales in U.S. dollars, but we purchased approximately 35% of our product inventories from manufacturers in foreign countries, with 25% of our product inventory purchases being paid for in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, the effective cost for our product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of sales and decrease our gross margin. Although our hedging strategy described below may mitigate this risk in the short-term, currency fluctuations in the long term will not be mitigated by hedging because we do not hedge our currency risks beyond a year.

In the twenty-six weeks ended June 28, 2008, the value of the dollar decreased approximately 7% relative to the Euro. We implemented a new hedging strategy in the first quarter 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Foreign currency contracts entered into from January 2007 to April 2007 were not designated as cash flow hedge contracts. We accounted for non-hedge foreign currency contracts on a monthly basis by recognizing the net cash settlement gain or loss in other income (expense) and adjusting the carrying amount of open contracts to fair value by recognizing any corresponding gain or loss in other income (expense). In the second quarter 2007, we developed a hedging strategy and policies and procedures that met the criteria for cash flow hedge accounting. Foreign currency contracts entered into from May 2007 through June 2008 were designated as cash flow hedge contracts and were accounted for on a monthly basis by adjusting the carrying amount of open designated contracts to fair value by recognizing any corresponding gain or loss in other comprehensive income (loss) and recognizing the net cash settlement gain or loss in other comprehensive income (loss). Subsequently, these net cash settlement gains or losses are being recognized in cost of sales as the underlying hedged inventory is sold in each reporting period. Net cash settlement gain or loss is included in operating cash flows as changes in other assets in the condensed statements of cash flows. Our derivative positions were used only to manage identified exposures. If our hedging strategy does not help reduce fluctuations in our cost of goods and mitigate the impact of the strengthening of the Euro relative to the U.S. dollar, we will continue to have difficulties in accurately predicting our costs of sales and our cost of sales may increase, adversely impacting our gross margin. A hypothetical 1% increase or decrease in the Euro exchange rate with the dollar on December 30, 2007 would have resulted in a $56,000 change to cost of sales in the twenty-six weeks ended June 28, 2008 and $157,000 change to cost of sales on an annualized basis.

Interest Rate Risk

We have interest payable on our revolving line of credit. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate or LIBOR plus 1.25% to 1.75% based upon average availability. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the future financing requirements. As of June 28, 2008, we had $4,657,000 of outstanding borrowings under the revolving credit line at an interest rate of 5.00%. A hypothetical 1% increase or decrease in interest rates on December 30, 2007 would have resulted in a $16,000 change to our interest expense in the twenty-six weeks ended June 28, 2008 and $32,000 on an annualized basis.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of the end of fiscal year 2007 and determined that such weaknesses continued to exist as of the end of the period covered by this report.

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

We continue to evaluate the deficiencies that were identified in 2007. We continue to remediate the remaining deficiencies.

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

We have developed a process to review material contracts for appropriate financial statement treatment and disclosure and are in the process of implementing it.

Monitoring

We are implementing formal policies and procedures over performance of internal controls, including monitoring functions. We are performing a top-down risk-based approach to identify those accounts, financial statement assertions, business processes and locations which have a higher likelihood of resulting in a material misstatement to our financial statements and to accordingly adjust the nature, timing and extent of control monitoring efforts.

We have tasked an internal resource to monitor compliance with internal control requirements, including the performance of self-testing by process owners. During this quarter, we began monitoring compliance with internal control requirements, which included self-testing.

(d)	Changes in Internal Control over Financial Reporting

On April 1, 2008, we launched our website on a new platform and on May 12, 2008, we installed a new warehousing and distribution system at our fulfillment center. Other than these implementations, the improvements in our control environment over the last three months and the internal control implementation currently underway as discussed above, there have been no changes in our internal control over financial reporting during our fiscal quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 7, 2008	DESIGN WITHIN REACH, INC.

/s/ John D. Hellmann
John D. Hellmann
Vice President, Chief Financial Officer and Secretary
(Authorized Officer and Principal Financial Officer)