Form 10-Q
period 2008-09-27
DESIGN WITHIN REACH INC
filed 2008-11-06
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 30, 2008 was 14,470,831.

DESIGN WITHIN REACH, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Design Within Reach, Inc.

Condensed Balance Sheets

(Unaudited)

(amounts in thousands, except per share data)

	September 27, 2008	December 29, 2007	September 29, 2007
ASSETS
Current assets
Cash and cash equivalents	$5,147	$5,651	$5,558
Inventory	39,431	37,820	44,224
Accounts receivable (less allowance for doubtful accounts of $172, $264 and $244, respectively)	2,733	1,176	2,851
Prepaid catalog costs	2,196	2,101	1,111
Deferred income taxes	1,251	1,251	2,078
Other current assets	1,813	1,986	2,085

Total current assets	52,571	49,985	57,907
Property and equipment, net	24,595	23,302	23,633
Deferred income taxes, net	8,182	8,182	8,083
Other non-current assets	959	955	992

Total assets	$86,307	$82,424	$90,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,034	$14,442	$12,518
Accrued expenses	4,976	4,500	5,008
Accrued compensation	2,151	2,765	2,089
Deferred revenue	1,905	325	3,171
Customer deposits and other liabilities	3,183	3,397	2,675
Borrowings under loan agreement	6,879	—	11,200
Long-term debt, current portion	305	346	323

Total current liabilities	35,433	25,775	36,984
Deferred rent and lease incentives	6,072	5,976	5,795
Long-term debt, net of current portion	82	321	320

Total liabilities	41,587	32,072	43,099

Commitments and Contingencies
Stockholders’ equity
Preferred stock – $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 14,471, 14,455 and 14,442 shares	14	14	14
Additional paid-in capital	60,231	59,146	58,595
Accumulated other comprehensive income (loss)	(225)	73	58
Accumulated deficit	(15,300)	(8,881)	(11,151)

Total stockholders’ equity	44,720	50,352	47,516

Total liabilities and stockholders’ equity	$86,307	$82,424	$90,615

The accompanying notes are an integral part of these condensed financial statements.

Design Within Reach, Inc.

Condensed Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$42,316	$49,026	$136,490	$141,942
Cost of sales	24,989	27,221	75,052	80,074

Gross margin	17,327	21,805	61,438	61,868
Selling, general and administrative expenses	21,843	21,301	67,908	65,783

Income (loss) from operations	(4,516)	504	(6,470)	(3,915)
Interest income	40	90	137	285
Interest expense	(84)	(286)	(202)	(481)
Other income, net	159	2,021	116	2,060

Income (loss) before income taxes	(4,401)	2,329	(6,419)	(2,051)
Income tax expense (benefit)	1,237	(104)	—	(104)

Net income (loss)	$(5,638)	$2,433	$(6,419)	$(1,947)

Net income (loss) per share:
Basic	$(0.39)	$0.17	$(0.44)	$(0.13)
Diluted	$(0.39)	$0.17	$(0.44)	$(0.13)
Weighted average shares used in calculation of net income (loss) per share:
Basic	14,471	14,433	14,462	14,424
Diluted	14,471	14,567	14,462	14,424

The accompanying notes are an integral part of these condensed financial statements.

Design Within Reach, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Thirty-nine weeks ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net loss	$(6,419)	$(1,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,612	5,515
Stock-based compensation	1,052	1,714
Impairment of leasehold improvements	94	—
Loss on the sale/disposal of long-lived assets	—	48
Provision for doubtful accounts	(92)	(140)
Changes in assets and liabilities:
Inventory	(1,611)	(10,375)
Accounts receivable	(1,465)	(197)
Prepaid catalog costs	(95)	(65)
Other assets	68	278
Accounts payable	429	(4,512)
Accrued expenses	182	275
Accrued compensation	(614)	(356)
Deferred revenue	1,580	1,588
Customer deposits and other liabilities	(439)	333
Deferred rent and lease incentives	96	215

Net cash used in operating activities	(2,622)	(7,626)

Cash flows from investing activities:
Purchase of property and equipment	(4,514)	(4,381)

Net cash used in investing activities	(4,514)	(4,381)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	33	32
Net borrowings under loan agreement	6,879	11,200
Repayments of long-term obligations	(280)	(462)

Net cash provided by financing activities	6,632	10,770

Net decrease in cash and cash equivalents	(504)	(1,237)
Cash and cash equivalents at beginning of period	5,651	6,795

Cash and cash equivalents at end of the period	$5,147	$5,558

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes paid, net of refunds	$296	$58
Interest paid	$210	$413
Non-cash investing and financing activities:
Gain (Loss) on fair value of derivatives	$(137)	$57

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

Quarterly information (unaudited)

The accompanying unaudited interim condensed financial statements as of and for the thirteen weeks and thirty-nine weeks ended September 27, 2008 and September 29, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The accompanying balance sheet as of December 29, 2007 was derived from audited statements within the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. Accordingly, the accompanying unaudited interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the thirteen weeks and thirty-nine weeks ended September 27, 2008 and September 29, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Revenue Recognition

Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. The Company recognizes revenue on the date on which it estimates that the product has been received by the customer and retains title to items and bears the risk of loss of shipments until delivery from its warehouse. The Company recognizes shipping and handling fees charged to customers in net sales at the time products are estimated to have been received by customers. The Company takes title to items drop shipped by vendors at the time of shipment and bears the risk of loss until delivery to customers. The Company uses third-party freight carrier information to estimate standard delivery times to various locations throughout the United States and Canada. The Company records as deferred revenue the dollar amount of all shipments for a particular day, if based upon the Company’s estimated delivery time, such shipments, on average, are expected to be delivered after the end of the reporting period. As of September 27, 2008, December 29, 2007 and September 29, 2007, deferred revenue was $1,905,000, $325,000 and $3,171,000, respectively, and related deferred cost of sales was $986,000, $173,000 and $1,617,000, respectively.

Sales are recorded net of expected product returns by customers. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount, less any reserve for estimated scrap. The reserves for estimated product returns were $538,000, $654,000 and $655,000 as of September 27, 2008, December 29, 2007 and September 29, 2007, respectively.

Various governmental authorities directly impose taxes on sales including sales, use, value added and some excise taxes. The Company excludes such taxes from net sales. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold and recognizing revenue at the time the gift card is redeemed for merchandise.

Advertising Costs

Direct response catalog costs consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon weighted-average historical revenues attributed to previously issued catalogs. Based on historical data, the Company estimates that catalogs have a period of expected future benefit of approximately four months. Prepaid catalog costs were $2,196,000, $2,101,000 and $1,111,000, as of September 27, 2008, December 29, 2007 and September 29, 2007, respectively.

Consideration received from the Company’s vendors for co-operative advertising is accounted for as a reduction of selling, general and administrative expenses. Co-operative advertising amounts received from such vendors were $197,000 and $149,000 in the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively, and $657,000 and $538,000 in the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively. Apart from amounts received from vendors for co-operative advertising, the Company does not typically receive allowances or credits from vendors. In the case of a few select vendors, the Company receives a small discount of approximately 2% for prompt payment of invoices. These discounts were recorded as a reduction of cost of sales of $63,000 and $49,000 in the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively, and $215,000 and $135,000 in the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Inventory

Inventory consists of finished goods purchased from third-party manufacturers and estimated inbound freight costs. Inventory on hand is carried at an average cost at the lower of cost or market. The Company writes down inventory below cost to the estimated market value when necessary, based upon assumptions about future demand and market conditions. As of September 27, 2008, December 29, 2007 and September 29, 2007, inventories were $39,431,000, $37,820,000 and $44,224,000, respectively, net of write-downs of $1,818,000, $2,166,000 and $3,628,000, respectively.

Total inventory includes inventory-in-transit that consists of finished goods purchased from third-party manufacturers that are in-transit from the vendor to the Company when terms are FOB shipping point and estimated inbound freight costs. Inventory-in-transit also includes those goods that are in-transit from the Company to its customers. Inventory-in-transit is carried at cost. Inventory-in-transit was $5,258,000, $5,306,000 and $3,921,000, as of September 27, 2008, December 29, 2007 and September 29, 2007, respectively.

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

Net Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss available to the Company’s common stockholders for the period by the number of weighted average common shares outstanding for the period. Options to purchase 2,248,000 and 2,032,000 shares of common stock that were outstanding as of September 27, 2008 and September 29, 2007, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.

Comprehensive Income (Loss)

The following table presents comprehensive income (loss) for the thirteen weeks and thirty-nine weeks ended September 27, 2008 and September 29, 2007:

	Thirteen weeks ended		Thirty-nine weeks ended
(amounts in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income (loss)	$(5,638)	$2,433	$(6,419)	$(1,947)
Other comprehensive income (loss) – Net income (loss) on foreign currency cash flow hedges	(287)	80	(298)	58

Comprehensive income (loss)	$(5,925)	$2,513	$(6,717)	(1,889)

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

The Company records derivatives related to cash flow hedges for foreign currency at fair value on its balance sheet, including embedded derivatives. The Company implemented a new hedging strategy in the first quarter 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Foreign currency contracts entered into during January 2007 through April 2007 were not designated as cash flow hedge contracts. The Company accounted for non-hedge foreign currency contracts on a monthly basis by recognizing the net cash settlement gain or loss in other income, net and adjusting the carrying amount of open contracts to fair value by recognizing any corresponding gain or loss in other income, net. In the second quarter 2007, the Company developed policies and procedures that met the criteria for cash flow hedge accounting. Foreign currency contracts entered into from May 2007 through September 2008 were designated as cash flow hedge contracts and were accounted for on a monthly basis by adjusting the carrying amount of open designated contracts to fair value by recognizing any corresponding gain or loss in other comprehensive income (loss) and recognizing the net cash settlement gain or loss in other comprehensive income (loss). Subsequently, these net cash settlement gains or losses are being recognized in cost of sales as the underlying hedged inventory is sold in each reporting period. In the condensed statements of cash flows, net cash settlement gain or loss is included in operating cash flows as changes in other assets, or as customer deposits and other liabilities.

Management evaluates hedges for effectiveness, and for derivatives that are deemed ineffective, the ineffective portion is reported through earnings. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. The Company did not record any amounts for ineffectiveness in the thirty-nine weeks ended September 27, 2008 and September 29, 2007.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Derivatives used to manage financial exposures for foreign exchange risks generally mature within one year and contracts held by the Company as of September 27, 2008 mature from October 2008 to January 2009. Open hedge contracts were revalued to their fair value resulting in $86,000 in customer deposits and other liabilities as of September 27, 2008, and $51,000 and $63,000 in other current assets as of December 29, 2007 and September 29, 2007, respectively. Approximately $139,000 in accumulated other comprehensive loss is expected to be recognized in cost of sales during the fourth quarter 2008. The following table presents designated hedge contract activity for the thirteen weeks and thirty-nine weeks ended September 27, 2008 and September 29, 2007:

	Thirteen weeks ended		Thirty-nine weeks ended
(amounts in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Increase (decrease) in carrying amount to fair value of open designated hedge contracts	$(122)	$70	$(137)	$57
Amount of gain (loss) recognized in other comprehensive income (loss) upon settlement of designated hedge contracts	(201)	9	131	(8)
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss) into cost of sales	36	1	(292)	9

Other comprehensive income (loss) – Net income (loss) on foreign currency cash flow hedges	$(287)	$80	$(298)	$58

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

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“FAS 157”). This statement clarifies the definition of fair value and the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. The Company adopted provisions of FAS 157 on December 30, 2007, the first day of the Company’s fiscal year 2008, related to financial assets and liabilities, and other assets and liabilities carried at fair value on a recurring basis. The adoption of FAS 157 did not have a material effect on the Company’s financial condition or results of operations. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on January 4, 2009, the first day of the Company’s fiscal year 2009. The Company is currently evaluating the impact that these additional FAS 157 provisions will have on the Company’s financial statements. See Note 4.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which replaces FAS No. 141, Business Combinations. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. The Company is currently evaluating this new statement and anticipates that this statement will not have a significant impact on the reporting of its results of operations.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and that this minority interest be recorded separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The Company is currently evaluating this new statement and anticipates that this statement will not have a significant impact on the reporting of its results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. FAS 161 is intended to enhance the current disclosure framework in FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating this new statement and as FAS 161 relates specifically to disclosures, this standard will have no impact on the Company’s financial condition or results of operations.

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

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). Under FAS 162, the Generally Accepted Accounting Principles (“GAAP”) hierarchy will now reside in the accounting literature established by the FASB. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company anticipates that this statement will not have a significant impact on the reporting of its results of operations.

Note 2 – Income Taxes

No income tax benefit was recognized in the thirty-nine weeks ended September 27, 2008 because recent general economic events have indicated that more likely than not the tax benefit of the year-to-date pre-tax loss would not be realized during fiscal year 2008, and therefore, in the thirteen weeks ended September 27, 2008, the $1,237,000 tax benefit recorded in the first half of 2008 was reversed.

In accordance with FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” we recorded a discrete item of $104,000 in the third quarter 2007 due to a change in judgment that resulted in a change in measurement of a tax position taken in a prior annual period. No income tax benefit was recognized in the thirteen weeks and thirty-nine weeks ended September 29, 2007 because it was uncertain whether the tax benefit of the year-to-date pre-tax loss would be realized during fiscal year 2007.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

The company has recorded a deferred tax asset of approximately $9,433,000 reflecting the benefit of loss carryforwards of approximately $2,100,000 and $11,400,000 as of September 27, 2008 for federal and state income taxes, respectively, which expire in varying amounts between 2016 and 2027. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability. The Company is charged an unused credit line fee of 0.25%. In the event of default, the Company’s interest rates will be increased by two percentage points. The interest rate on outstanding borrowings at September 27, 2008 was 5.00%. As of September 27, 2008, the Company had outstanding borrowings of $6,879,000 under the revolving credit line and $1,630,000 in outstanding letters of credit. Advances of $11,491,000 were available under the revolving credit line as of September 27, 2008.

In June 2006, the Company financed a portion of its new information technology project with a three-year promissory note of approximately $1,000,000 with an interest rate of approximately 2.0%. In accordance with Accounting Principals Board No. 21, Interest on Receivables and Payables (“APB 21”), the Company discounted this note to its fair value. The discounted portion of approximately $58,000 is being amortized as interest expense over the life of the note using the effective interest method. As of September 27, 2008, the Company’s outstanding borrowings under this and other notes were $289,000 with interest rates ranging from 2% to 6.75%. Future maturities of notes payable are approximately $61,000 for the remainder of 2008 and $228,000 for 2009.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Note 4 – Fair Value Measurements

In accordance with FAS 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. FAS 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of September 27, 2008 (amounts in thousands):

Description	Fair Value at September 27, 2008	Level 1	Level 2	Level 3
Outstanding Forward Contracts	$(86)	$—	$(86)	$—

The Company primarily applies the market approach for recurring fair value measurements.

Note 5 – Related Party Transactions

The Company rents studio space from an affiliate of the Chairman of the Company’s Board of Directors. Rent expense, applicable to this space, was approximately $40,000 for each of the thirteen weeks ended September 27, 2008 and September 29, 2007, and $120,000 for each of the thirty-nine weeks ended September 27, 2008 and September 29, 2007.

Note 6 – Commitments

As of September 27, 2008, inventory purchase obligations related to open purchase orders were approximately $23,745,000, commitments for furniture, fixtures, and leasehold improvements related to studios were approximately $283,000, and commitments to maintain and enhance various information technology systems and website were approximately $2,153,000.

Note 7 – Subsequent Events

On October 10, 2008, the Company closed its Las Vegas studio. The related leasehold improvements with a net value of $94,000 were deemed impaired as of September 27, 2008. Accordingly, an impairment charge of $94,000 was included in selling, general and administrative expenses in the third quarter 2008 that reduced property and equipment, net.

In accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”), a liability for costs that will continue to be incurred under the lease agreement for the remaining term without economic benefit to the Company shall be recognized and measured at the lease’s fair value at the cease-use date. The Company may record an additional charge after September 27, 2008 for future lease payments at the cease-use date in accordance with FAS 146.

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

In fiscal year 2007, we introduced an extended lead-time program, allowing our clients to personalize their product to meet their unique needs. In addition, we launched an expanded offering in accessories in the fourth quarter 2007, which we call “DWR:Tools for Living.” We believe this new product line will increase our presence in providing modern design solutions for our customers. We feature in this category approximately 700 products, ranging in price from under $10 to over $2,000. The products all share good design and functionality.

Each DWR:Tools for Living product is unique in how it solves a problem or makes something more comfortable or easier to use. We view this as an opportunity to offer our existing customers a solution to their everyday problems, as well as providing an introduction to DWR for new clients. If DWR:Tools for Living achieves a sufficient level of market acceptance, we will continue to grow the product line and explore other design-driven opportunities. Our relationships with both internationally recognized and emerging designers continue to grow and allow us to offer our customers an array of innovative and often hard-to-find merchandise.

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

Studios have increased in number from one at the end of 2000 to 68 studios, one DWR:Tools for Living store and one outlet operating in 25 states, the District of Columbia and Canada as of September 27, 2008. During the first quarter 2008, we opened two new studios. On September 19, 2008 and October 2, 2008, we opened our first DWR:Tools for Living stores. On October 10, 2008, we closed one studio.

All of our sales points utilize a single common inventory held at our Hebron, Kentucky fulfillment center. Because we don’t offer a “cash and carry” option in our studios, we are able to more fully utilize selling space and avoid the operational issues that often arise with stock balancing and store replenishment. We currently source our products primarily in the U.S. and Europe. In the thirty-nine weeks ended September 27, 2008, we purchased approximately 37% of our product inventories from manufacturers in foreign countries, with 26% of our product inventory purchases being paid for in Euros. To mitigate our foreign currency exchange risk, we purchased foreign currency contracts to pay for merchandise purchases. We expect to have an increasing amount of products being sourced from factories outside of Europe. We plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, source products from other parts of the world including Latin America and Asia where product costs are generally lower. Our product development team has worked diligently to find qualified factories in North America, Asia and elsewhere that can provide us with the quality our clients expect but free us from the impact of fluctuations in the price of the Euro. By the end of 2009, we believe we can achieve product margin improvements from these efforts. We believe that within five years we may have less than 20% of our product coming from European factories.

In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter 2008. For the thirty-nine weeks ended September 27, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the third quarter 2008, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of large U.S. financial institutions, the U.S. government loan provided to a major insurance company and other federal government interventions in the U.S. credit markets led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks, subsequent to the end of the quarter, contributed to volatility of unprecedented levels. The purchase of our products by customers is discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers. Accordingly, sales of our products have been and may continue to be adversely affected by the recent market and economic conditions. As a result, we may be required to take significant additional markdowns in response to the lower levels of demand for our products.

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

Results of Operations

Comparison of the thirteen weeks ended September 27, 2008 (Third Quarter 2008) to the thirteen weeks ended September 29, 2007 (Third Quarter 2007)

Net Sales. Net sales consist of studio sales, online sales, phone sales, other sales, and shipping and handling fees, net of actual and estimated returns by customers. Studio sales consist of sales of merchandise to customers from orders placed at our studios and floor sales at our DWR:Tools for Living store. Online sales consist of sales of merchandise from orders placed through our website. Phone sales consist of sales of merchandise through the toll-free numbers. Other sales consist of warehouse sales and outlet sales. Warehouse sales consist of periodic clearance sales at our fulfillment center and other locations of product samples and products that customers have returned. Outlet sales consist of sales at our outlet of product samples, returned products from our customers and, to a lesser degree, full price products. Shipping and handling fees consist of amounts we charge customers for the delivery of merchandise.

	Thirteen weeks ended
(amounts in thousands, except percentages)	September 27, 2008	% of Net Sales	September 29, 2007	% of Net Sales	Change	% Change
Studio sales	$28,812	68.1%	$32,094	65.5%	$(3,282)	(10.2)%
Online sales	5,205	12.3%	7,429	15.2%	(2,224)	(29.9)%
Phone sales	3,462	8.2%	4,418	9.0%	(956)	(21.6)%
Other sales	2,399	5.6%	1,828	3.7%	571	31.2%
Shipping and handling fees	2,438	5.8%	3,257	6.6%	(819)	(25.1)%

Net sales	$42,316	100.0%	$49,026	100.0%	$(6,710)	(13.7)%

Net sales decreased $6,710,000, or 13.7%, to $42,316,000 in the third quarter 2008 from $49,026,000 in the third quarter 2007. The decrease in the combined net sales of our three sales points (studio, online and phone) is, related in part, to a decrease in the number of units of merchandise shipped. Studio sales decreased $3,282,000, or 10.2%, in the third quarter 2008 compared to the third quarter 2007. Incremental sales of approximately $1,614,000 were generated from one new studio opened in the fourth quarter 2007, two new studios opened in the first quarter 2008 and one new DWR:Tools for Living store opened in the third quarter 2008. We had 68 studios, one DWR:Tools for Living store and one outlet open at the end of the third quarter 2008 compared to 65 studios and one outlet open at the end of the third quarter 2007. Online sales decreased $2,224,000, or 29.9%, and phone sales decreased $956,000, or 21.6%, in the third quarter 2008 compared to the third quarter 2007.

Other sales increased $571,000, or 31.2%, in the third quarter 2008 compared to the third quarter 2007. This increase is primarily related to an increase in warehouse sales of approximately $535,000, related to a large warehouse sales event in the third quarter 2008 without a comparable event in the third quarter 2007. Shipping and handling fees for delivery of merchandise decreased $819,000, or 25.1%, in the third quarter 2008 compared to the third quarter 2007, primarily attributable to the decrease in product sales and an increase in the amount of free shipping.

The purchase of our products by customers is discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers. Accordingly, sales of our products have been and may continue to be adversely affected by the recent market and economic conditions.

Cost of Sales. Cost of sales decreased by $2,232,000, or 8.2%, to $24,989,000 in the third quarter 2008 from $27,221,000 in the third quarter 2007. The decrease in cost of sales is attributable to the decrease in net sales, partially offset, by a decrease in product-related margins. Cost of sales as a percentage of net sales increased 3.6 percentage points to 59.1% in the third quarter 2008 from 55.5% in the third quarter 2007, primarily attributable to the warehouse sale event margins, which are lower than our margins for sales through our integrated sales points. We held a large warehouse sale in the third quarter 2008, without a comparable event in the third quarter 2007, for damaged and overstock inventory that included discounted prices and disposal of certain unsold inventory. Shipping margins were negative in the third quarter 2008, in part, due to rate increases we pay for shipping as a result of fuel surcharges.

Our performance depends on our ability to purchase our merchandise from foreign and domestic designers, manufacturers and distributors. Merchandise vendors could cease their operations, discontinue extending credit terms to us or stop selling to us at any time. Any inability to acquire suitable merchandise or the loss of one or more key vendors could have a negative effect on our business and operating results.

Selling, General and Administrative Expenses (“SG&A”). Selling, general and administrative expenses consist of studio, marketing, corporate and fulfillment center costs. Studio costs include salaries and studio occupancy costs. Marketing costs include consumer and online advertising expenses, and costs associated with publishing our catalogs. Corporate costs include salaries, occupancy costs, computer systems and web-site related costs, and professional fees, among others. Fulfillment center costs include salaries, occupancy costs and charges for shipping merchandise from our fulfillment center to studios, DWR:Tools for Living stores, our outlet and warehouse sales events. Our gross margins may not be comparable to those of other companies because some other companies include all of the costs related to their distribution network in cost of sales, while other companies, including us, may exclude a portion of those costs from gross margin, including them instead in other line items, such as selling, general and administrative expenses.

	Thirteen weeks ended
(amounts in thousands except percentages)	September 27, 2008	% of Net Sales	September 29, 2007	% of Net Sales	Change	% Change
Salaries and benefits	$8,197	19.4%	$9,056	18.5%	$(859)	(9.5)%
Occupancy and related expense	6,877	16.3%	6,614	13.5%	263	4.0%
Catalog, advertising and promotion	2,734	6.5%	2,316	4.7%	418	18.0%
Other expense	3,681	8.7%	2,824	5.8%	857	30.3%
Professional, accounting, legal and SOX	354	0.8%	491	1.0%	(137)	(27.9)%

Total SG&A	$21,843	51.6%	$21,301	43.4%	$542	2.5%

SG&A increased by $542,000, or 2.5%, to $21,843,000 in the third quarter 2008 from $21,301,000 in the third quarter 2007. As a percentage of net sales, SG&A increased to 51.6% in the third quarter 2008 from 43.4% in the third quarter 2007, primarily attributable to the decrease in net sales and increased expenses described below.

•

Salaries and benefits expense decreased $859,000, or 9.5%, to $8,197,000 in the third quarter 2008 from $9,056,000 in the third quarter 2007. This decrease is primarily related to a $338,000 decrease in commission and bonus expenses, related in part, to the decrease in net sales, a $324,000 decrease in stock-based compensation expense and a $104,000 decrease in salary and contract labor expenses. Incremental salaries and benefits expense related to one new studio opened in the fourth quarter 2007, two new studios opened in the first quarter 2008 and two new DWR:Tools for Living stores opened on September 19, 2008 and October 2, 2008, including pre-opening expenses, was approximately $285,000. We may decrease headcount depending on operating requirements and cost considerations, which would affect salaries and benefits expense.

•

Occupancy and related expense increased $263,000, or 4.0%, to $6,877,000 in the third quarter 2008 compared to $6,614,000 in the third quarter 2007. This increase is primarily due to a $582,000 increase in rent and related operating expenses, of which $501,000 is associated with one new studio opened in the fourth quarter 2007, two new studios opened in the first quarter 2008, one relocated studio with increased occupancy expenses and two new DWR:Tools for Living stores opened on September 19, 2008 and October 2, 2008, including pre-opening expenses. This increase was partially offset by a $319,000 decrease in depreciation expense, primarily attributable to a change in the estimated useful life of assets related to the early termination of a studio lease in the third quarter 2007. Occupancy and related expense is expected to increase in the fourth quarter 2008 from the prior comparable period as the result of recently opened studios and DWR:Tools for Living stores.

•

Catalog, advertising and promotion expense increased $418,000, or 18.0%, to $2,734,000 in the third quarter 2008 from $2,316,000 in the third quarter 2007. This increase is primarily due to a $307,000 increase in catalog expense. Direct response catalog costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit of approximately four months. The increase in catalog amortization expense is primarily attributable to increased paper, printing and distribution costs for our 2008 catalogs as compared to our 2007 catalogs. We expect higher catalog expense in the fourth quarter 2008 compared to the fourth quarter 2007. In fiscal year 2009, we plan to reduce overall spending on catalogs and advertising.

•

Other expense increased $857,000, or 30.3%, to $3,681,000 in the third quarter 2008 compared to $2,824,000 in the third quarter 2007. The increase is partially due to a $374,000 increase in the cost of distributing merchandise to our warehouse sales event, studios, and new DWR:Tools for Living stores, a $141,000 increase in travel-related expense and a $119,000 increase in software and website-related expenses.

•

Professional, accounting, legal and SOX expense decreased $137,000, or 27.9%, to $354,000 in the third quarter 2008 compared to $491,000 in the third quarter 2007. The decrease is primarily due to a $147,000 decrease in accounting and consulting fees directly related to SEC reporting and SOX compliance.

Interest Income. Interest income decreased $50,000 to $40,000 in the third quarter 2008 compared to $90,000 in the third quarter 2007, primarily due to lower interest rates and less invested capital.

Interest Expense. Interest expense decreased $202,000 to $84,000 in the third quarter 2008 compared to $286,000 in the third quarter 2007, primarily due to decreased borrowings under our loan agreement and lower interest rates.

Other Income, Net. Other income decreased $1,862,000 to $159,000 in the third quarter 2008 compared to $2,021,000 in the third quarter 2007. Other income in the third quarter 2008 primarily consists of foreign currency exchange gains related to currency fluctuations. Other income in the third quarter 2007 consists of a net gain of approximately $2,200,000 after related expenses as a result of the early termination of a studio lease per an agreement between the Company and the landlord, partially offset, by foreign currency exchange losses of $187,000. We have certain liabilities from merchandise purchases denominated principally in Euros that result in gains or losses to other income or expense when the value of the dollar changes. Such gains or losses are not offset against designated hedge contracts in which corresponding gains or losses are recognized in other comprehensive income (loss).

Income Taxes. No income tax benefit was recognized in the thirty-nine weeks ended September 27, 2008 because recent general economic events have indicated that more likely than not the tax benefit of the year-to-date pre-tax loss would not be realized during fiscal year 2008, and therefore, in the thirteen weeks ended September 27, 2008, the $1,237,000 tax benefit recorded in the first half of 2008 was reversed.

In accordance with FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” we recorded a discrete item of $104,000 in the third quarter 2007 due to a change in judgment that resulted in a change in measurement of a tax position taken in a prior annual period. No income tax benefit was recognized in the third quarter 2007 because it was uncertain whether the tax benefit of the year-to-date pre-tax loss would be realized during fiscal year 2007.

Comparison of the thirty-nine weeks ended September 27, 2008 to the thirty-nine weeks ended September 29, 2007

Net Sales.

	Thirty-nine weeks ended
(amounts in thousands, except percentages)	September 27, 2008	% of Net Sales	September 29, 2007	% of Net Sales	Change	% Change
Studio sales	$92,743	67.9%	$92,498	65.2%	$245	0.3%
Online sales	17,808	13.0%	21,805	15.4%	(3,997)	(18.3)%
Phone sales	11,888	8.7%	13,644	9.6%	(1,756)	(12.9)%
Other sales	5,601	4.2%	4,940	3.4%	661	13.4%
Shipping and handling fees	8,450	6.2%	9,055	6.4%	(605)	(6.7)%

Net sales	$136,490	100.0%	$141,942	100.0%	$(5,452)	(3.8)%

Net sales decreased $5,452,000, or 3.8%, to $136,490,000 in the thirty-nine weeks ended September 27, 2008 from $141,942,000 in the thirty-nine weeks ended September 29, 2007. The decrease in the combined net sales of our three sales points (studio, online and phone) is related, in part, to a decrease in the number of units of merchandise shipped, partially offset, by a higher average per unit retail sales price. Studio sales increased $245,000, or 0.3%, in the thirty-nine weeks ended September 27, 2008 compared to the thirty-nine weeks ended September 29, 2007. This increase was primarily attributable to the increase in sales in the first quarter 2008 compared to the first quarter 2007, partially offset, by decreases in sales in the second and third quarters of 2008 from the prior comparable period. Incremental sales of approximately $3,970,000 were generated from two new studios opened in fiscal year 2007 which did not operate during the entire first thirty-nine weeks of 2007, two new studios opened in the first quarter 2008 and one new DWR:Tools for Living store opened in the third quarter 2008. Online sales decreased $3,997,000, or 18.3%, and phone sales decreased $1,756,000, or 12.9%, in thirty-nine weeks ended September 27, 2008 compared to the thirty-nine weeks ended September 29, 2007.

Other sales increased $661,000 or 13.4%, in the thirty-nine weeks ended September 27, 2008 compared to the thirty-nine weeks ended September 29, 2007. This increase is primarily related to an increase in sales of approximately $542,000 from our outlet and an increase in sales of approximately $59,000 from warehouse sales events. Shipping and handling fees for delivery of merchandise decreased $605,000, or 6.7%, in the thirty-nine weeks ended September 27, 2008 compared to the thirty-nine weeks ended September 29, 2007. This decrease is partially attributable to the decreased product sales.

The purchase of our products by customers is discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers. Accordingly, sales of our products have been and may continue to be adversely affected by the recent market and economic conditions.

Cost of Sales. Cost of sales decreased by $5,022,000, or 6.3%, to $75,052,000 in the thirty-nine weeks ended September 27, 2008 from $80,074,000 in the thirty-nine weeks ended September 29, 2007. Cost of sales as a percentage of net sales decreased 1.4 percentage points to 55.0% in the thirty-nine weeks ended September 27, 2008 from 56.4% in the thirty-nine weeks ended September 29, 2007, primarily attributable to product-related margin improvements. Shipping margins were negative in the thirty-nine weeks ended September 27, 2008, in part, due to rate increases we pay for shipping as a result of fuel surcharges.

Selling, General and Administrative Expenses (“SG&A”).

	Thirty-nine weeks ended
(amounts in thousands, except percentages)	September 27, 2008	% of Net Sales	September 29, 2007	% of Net Sales	Change	% Change
Salaries and benefits	$26,426	19.4%	$27,443	19.3%	$(1,017)	(3.7)%
Occupancy and related expense	19,857	14.5%	18,982	13.4%	875	4.6%
Catalog, advertising and promotion	9,424	6.9%	6,827	4.8%	2,597	38.0%
Other expense	10,466	7.7%	8,740	6.2%	1,726	19.7%
Professional, accounting, legal and SOX	1,735	1.3%	3,791	2.7%	(2,056)	(54.2)%

Total SG&A	$67,908	49.8%	$65,783	46.3%	$2,125	3.2%

SG&A increased by $2,125,000, or 3.2%, to $67,908,000 in the thirty-nine weeks ended September 27, 2008 from $65,783,000 in the thirty-nine weeks ended September 29, 2007. As a percentage of net sales, SG&A increased to 49.8% in the thirty-nine weeks ended September 27, 2008 from 46.3% in the thirty-nine weeks ended September 29, 2007, primarily attributable to the decrease in net sales and increased expenses described below.

•

Salaries and benefits expense decreased $1,017,000, or 3.7%, to $26,426,000 in the thirty-nine weeks ended September 27, 2008 from $27,443,000 in the thirty-nine weeks ended September 29, 2007. This decrease is primarily related to a $661,000 decrease in stock-based compensation expense, a $291,000 decrease in commission and bonus expenses, related in part, to the decrease in net sales, and a $165,000 decrease in recruiting, relocation and severance expenses. This decrease was partially offset by a $175,000 increase in salary and contract labor expenses. Incremental salaries and benefits expense related to two new studios opened in fiscal year 2007 which did not operate during the entire first thirty-nine weeks of 2007, two new studios opened in the first quarter 2008 and two new DWR:Tools for Living stores opened on September 19, 2008 and October 2, 2008, including pre-opening expenses, was approximately $538,000. Salaries and benefits expense is expected to increase due to benefit cost increases and headcount increases from new studios and DWR:Tools for Living stores not operating in the prior comparable period. In addition, salaries and benefits expense will fluctuate with increased or decreased commissions related to sales increases or decreases, respectively. We may decrease headcount depending on operating requirements and cost considerations, which would affect salaries and benefits expense.

•

Occupancy and related expense increased $875,000, or 4.6%, to $19,857,000 in the thirty-nine weeks ended September 27, 2008 compared to $18,982,000 in the thirty-nine weeks ended September 29, 2007. This increase is primarily due to a $1,783,000 increase in rent and related operating expenses, of which $1,331,000 is associated with two new studios opened in fiscal year 2007 which did not operate during the entire first thirty-nine weeks of 2007, two new studios opened in the first quarter 2008, one relocated studio with increased occupancy and relocation expenses and two new DWR:Tools for Living stores opened on September 19, 2008 and October 2, 2008, including pre-opening expenses. The increase in occupancy and related expense was partially offset by a $906,000 decrease in depreciation expense, that included approximately $450,000 related to our information technology system, which was fully depreciated in the first quarter 2007 and approximately $300,000 related to a change in the estimated useful life of assets upon an early termination of a studio lease in the third quarter 2007.

•

Catalog, advertising and promotion expense increased $2,597,000, or 38.0%, to $9,424,000 in the thirty-nine weeks ended September 27, 2008 from $6,827,000 in the thirty-nine weeks ended September 29, 2007. This increase is primarily due to a $2,057,000 increase in catalog expense and a $314,000 increase in media and online advertising expense. Direct response catalog costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit of approximately four months. Of the increase in catalog amortization expense, approximately $874,000 is attributable to the number and timing of catalogs distributed prior to December 29, 2007 and approximately $1,183,000 is primarily attributable to increased costs of our 2008 catalogs as compared to our 2007 catalogs. The increased costs of our 2008 catalogs are primarily related to increased paper, printing and distribution costs.

•

Other expense increased $1,726,000, or 19.7%, to $10,466,000 in the thirty-nine weeks ended September 27, 2008 compared to $8,740,000 in the thirty-nine weeks ended September 29, 2007. The increase is primarily due to a $536,000 increase in the cost of distributing merchandise to our warehouse sales event, studios and new DWR:Tools for Living stores, a $308,000 increase in travel-related expense, a $134,000 increase in software and website-related expenses, a $116,000 increase in sales-related merchant fees, and a $113,000 increase in telecommunication expense.

•

Professional, accounting, legal and SOX expense decreased $2,056,000, or 54.2%, to $1,735,000 in the thirty-nine weeks ended September 27, 2008 compared to $3,791,000 in the thirty-nine weeks ended September 29, 2007. The decrease is primarily due to a $2,131,000 decrease in accounting and consulting fees directly related to SEC reporting and SOX compliance, partially offset, by a $93,000 increase in legal expense.

Interest Income. Interest income decreased $148,000 to $137,000 in the thirty-nine weeks ended September 27, 2008 compared to $285,000 in the thirty-nine weeks ended September 29, 2007, primarily due to lower interest rates and less invested capital.

Interest Expense. Interest expense decreased $279,000 to $202,000 in the thirty-nine weeks ended September 27, 2008 compared to $481,000 in the thirty-nine weeks ended September 29, 2007 primarily due to decreased borrowings under our loan agreement and lower interest rates.

Other Income, Net. Other income decreased $1,944,000 to $116,000 in the thirty-nine weeks ended September 27, 2008 compared to $2,060,000 in the thirty-nine weeks ended September 29, 2007. Other income in the thirty-nine weeks ended September 27, 2008 primarily consists of foreign currency exchange gains related to currency fluctuations. Other income in the thirty-nine weeks ended September 29, 2007 consists of a net gain of approximately $2,200,000 after related expenses as a result of the early termination of a studio lease per an agreement between the Company and the landlord, partially offset, by foreign currency exchange losses of $222,000. We have certain liabilities from merchandise purchases denominated principally in Euros that result in gains or losses to other income or expense when the value of the dollar changes. Such gains or losses are not offset against designated hedge contracts in which corresponding gains or losses are recognized in other comprehensive income.

Income Taxes. No income tax benefit was recognized in the thirty-nine weeks ended September 27, 2008 because recent general economic events have indicated that more likely than not the tax benefit of the year-to-date pre-tax loss would not be realized during fiscal year 2008.

In accordance with FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” we recorded a discrete item of $104,000 in the third quarter 2007 due to a change in judgment that resulted in a change in measurement of a tax position taken in a prior annual period. No income tax benefit was recognized in the thirty-nine weeks ended September 29, 2007 because it was uncertain whether the tax benefit of the year-to-date pre-tax loss would be realized during fiscal year 2007.

Liquidity and Capital Resources

As of September 27, 2008, cash and cash equivalents were $5,147,000. Working capital was $17,138,000 and $20,923,000 as of September 27, 2008 and September 29, 2007, respectively.

Cash Flows. Net cash provided by (used in):

	Thirty-nine weeks ended
	September 27, 2008	September 29, 2007
(amounts in thousands)
Operating activities	$(2,622)	$(7,626)
Investing activities	(4,514)	(4,381)
Financing activities	6,632	10,770

Net Cash Used in Operating Activities. Net cash used in operating activities was $2,622,000 in the thirty-nine weeks ended September 27, 2008 compared to $7,626,000 in the thirty-nine weeks ended September 29, 2007. The improvement in cash flow was primarily attributable to a lower amount of inventory purchases. We have lowered the amount of inventory by improving our merchandise purchasing process and increasing the use of shipments directly from our vendors to our customers.

Net Cash Used in Investing Activities. Cash used in investing activities was primarily for the purchase of property and equipment related to our new studios and information technology systems of $4,514,000 in the thirty-nine weeks ended September 27, 2008 compared to $4,381,000 in the thirty-nine weeks ended September 29, 2007. We opened two new studios, one replacement studio and one new DWR:Tools for Living store in the thirty-nine weeks ended September 27, 2008 and two new studios and one replacement studio during the thirty-nine weeks ended September 29, 2007. We launched our website on a new platform on April 1, 2008, we installed a new warehousing and distribution system at our fulfillment center on May 12, 2008, and we installed a new point of sales system at our outlet on July 27, 2008 that was also installed at our new DWR:Tools for Living stores.

For the remainder of fiscal year 2008, we anticipate that our investment in property and equipment will be between approximately $2,500,000 and $3,500,000 primarily to implement new information technology systems, leasehold improvements and furniture and fixtures for two DWR:Tools for Living stores and remodel selected studios. Although most of the capital costs of the DWR:Tools for Living stores opened on September 19, 2008 and October 2, 2008 are included in property and equipment at September 27, 2008, certain of those costs are included in accounts payable and accrued liabilities and will be fully reflected in net cash used in investing activities by the fourth quarter 2008. We plan to finance these investments in fiscal year 2008 from our existing cash balances and borrowings under our revolving line of credit facility.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $6,632,000 in the thirty-nine weeks ended September 27, 2008 compared to $10,770,000 in the thirty-nine weeks ended September 29, 2007. Cash provided by financing activities was comprised primarily of borrowings on our bank credit facility of $6,879,000 and $11,200,000 in the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively. Cash used in financing activities was for the repayment of long-term obligations of $280,000 and $462,000 in the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively.

As of September 27, 2008, we had available approximately $16,638,000 in working capital resources for our future cash needs as follows:

•	approximately $5,147,000 in cash and cash equivalents; and

•	approximately $11,491,000 in availability under our working capital line of credit.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As a result of the challenging market and economic conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets, generally, and the strength of counterparties, specifically, has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. In addition, many vendors in our industry have begun to provide less favorable payment terms. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of our lenders and vendors, and our access to credit from our lenders and vendors. If these market conditions continue, they may limit our ability, and the ability of our lenders and vendors, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in an adverse effect on our liquidity, financial condition and results of operations.

Our cash from customers is primarily received through credit card processing companies. To date, we have experienced no delays or lack of access to credit card cash receipts; however, there can be no assurance that access to our cash receipts will not be impacted by adverse conditions in the financial markets.

We are currently in compliance with all of our debt covenants. Our ability to stay in compliance with all of our debt covenants and to fund our operations and anticipated capital expenditures in the future will depend on our future operations, performance and cash flows, and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

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

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability. We are charged an unused credit line fee of 0.25%. In the event of default, our interest rates would increase by two percentage points. The interest rate on outstanding borrowings at September 27, 2008 was 5.00%. As of September 27, 2008, we had outstanding borrowings of $6,879,000 under the revolving credit line and $1,630,000 in outstanding letters of credit. Advances of $11,491,000 were available under the revolving credit line as of September 27, 2008.

We have various other notes payable, which consist primarily of unsecured equipment financing loans. In June 2006, we financed a portion of our new information technology project with a three-year promissory note of approximately $1,000,000 with an interest rate of approximately 2.0%. In accordance with APB Opinion No. 21 “Interest on Receivables and Payables,” or APB 21, we discounted this note to its fair value. The discounted portion of approximately $58,000 is being amortized as interest expense over the life of the note using the effective interest method. As of September 27, 2008, outstanding borrowings under these notes were $289,000 with interest rates ranging from 2% to 6.75%. These notes mature in 2009.

We entered into equipment leases during fiscal year 2007 with remaining capitalized lease obligation payments of $124,000 as of September 27, 2008.

As of September 27, 2008, inventory purchase obligations related to open purchase orders were approximately $23,745,000, commitments for furniture, fixtures, and leasehold improvements related to studios were approximately $283,000, and commitments to maintain and enhance various information technology systems and website were approximately $2,153,000.

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

Revenue Recognition

We recognize revenue on the date on which we estimate that the product has been received by the customer. We retain title to items and bear the risk of loss of shipments until delivery from our warehouse. We take title to items drop shipped by vendors at the time of shipment and bear the risk of loss until delivery to customers. We use third-party freight carrier information to estimate standard delivery times to various locations throughout the United States and Canada. We record as deferred revenue the dollar amount of all shipments for a particular day, if based upon our estimated delivery time, such shipments, on average, are expected to be delivered after the end of the reporting period. As of September 27, 2008, December 29, 2007 and September 29, 2007, deferred revenue was $1,905,000, $325,000 and $3,171,000, respectively, and related deferred cost of sales was $986,000, $173,000 and $1,617,000, respectively.

Sales are recorded net of expected returns by customers. Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount less any reserve for estimated scrap. The reserves for estimated product returns were $538,000, $654,000 and $655,000 as of September 27, 2008, December 29, 2007 and September 29, 2007, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

In the thirty-nine weeks ended September 27, 2008, we generated approximately 98% of our net sales in U.S. dollars, but we purchased approximately 37% of our product inventories from manufacturers in foreign countries, with 26% of our product inventory purchases being paid for in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, the effective cost for our product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of sales and decrease our gross margin. Although our hedging strategy described below may mitigate this risk in the short term, currency fluctuations in the long term will not be mitigated by hedging because we do not hedge our currency risks beyond a year.

In the thirty-nine weeks ended September 27, 2008, the value of the dollar increased approximately 1% relative to the Euro. We implemented a new hedging strategy in the first quarter 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Foreign currency contracts entered into from January 2007 to April 2007 were not designated as cash flow hedge contracts. We accounted for non-hedge foreign currency contracts on a monthly basis by recognizing the net cash settlement gain or loss in other income, net and adjusting the carrying amount of open contracts to fair value by recognizing any corresponding gain or loss in other income, net. In the second quarter 2007, we developed policies and procedures that met the criteria for cash flow hedge accounting. Foreign currency contracts entered into from May 2007 through September 2008 were designated as cash flow hedge contracts and were accounted for on a monthly basis by adjusting the carrying amount of open designated contracts to fair value by recognizing any corresponding gain or loss in other comprehensive income (loss) and recognizing the net cash settlement gain or loss in other comprehensive income (loss). Subsequently, these net cash settlement gains or losses are being recognized in cost of sales as the underlying hedged inventory is sold in each reporting period. In the condensed statements of cash flows, net cash settlement gain or loss is included in operating cash flows as changes in other assets, and as customer deposits and other liabilities. Our derivative positions were used only to manage identified exposures. If our hedging strategy does not help reduce fluctuations in our cost of goods and mitigate the impact of the strengthening of the Euro relative to the U.S. dollar, we will continue to have difficulties in accurately predicting our costs of sales and our cost of sales may increase, adversely impacting our gross margin. A hypothetical 1% increase or decrease in the Euro exchange rate with the dollar on December 30, 2007 would have resulted in a $104,000 change to cost of sales in the thirty-nine weeks ended September 27, 2008 and $158,000 change to cost of sales on an annualized basis.

Interest Rate Risk

We have interest payable on our revolving line of credit. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate or LIBOR plus 1.25% to 1.75% based upon average availability. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the future financing requirements. As of September 27, 2008, we had $6,879,000 of outstanding borrowings under the revolving credit line at an interest rate of 5.00%. A hypothetical increase or decrease in interest rates by one percentage point on December 30, 2007 would have resulted in a $30,000 change to our interest expense in the thirty-nine weeks ended September 27, 2008 and $40,000 on an annualized basis.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that control deficiencies which constituted material weaknesses at December 29, 2007 as discussed in subsection (b) below, continued to exist in our internal control over financial reporting as of the end of the period covered by this report. As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report at the reasonable assurance level. In light of the material weaknesses described below, we performed additional analyses and other post-closing procedures to determine that our financial statements included in this report were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

(d)	Changes in Internal Control over Financial Reporting

We installed a new point of sales system at our outlet on July 27, 2008 that was also installed at our new DWR:Tools for Living stores. Other than these implementations, the improvements in our control environment over the last thirteen weeks and the internal control implementation currently underway as discussed above, there have been no changes in our internal control over financial reporting during our fiscal quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors described below, as well as those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our business depends, in part, on factors affecting consumer spending that are not within our control.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, turmoil in the credit markets, disposable consumer income, levels of employment, salaries and wage rates, consumer confidence, recession and fears of recession, stock market volatility, war and fears of war, acts of terrorism, inclement weather, consumer debt, interest rates, sales tax rates and rate increases, inflation, and consumer perceptions of personal well-being and security generally. The purchase of our products by customers is discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our net sales and adversely affecting our operating results. The recent downturn in the housing market, increases in energy prices, the turmoil in the credit markets, the decrease in consumer confidence and uncertainties in general economic conditions including the possibility of a recession, may adversely affect our sales. In addition, fewer customers may shop at our studios, our website or through the catalog. Any of these factors would likely cause us to delay or slow our expansion plans, result in lower net sales and hamper our ability to raise prices in line with costs and also could result in excess inventories, which could, in turn, lead to increased merchandise markdowns, promotional expenses and impairment charges, adversely affecting our profitability. In addition, promotional and/or prolonged periods of deep discount pricing by our competitors could have a material adverse effect on our business.

Recent turmoil in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition, liquidity or market price of our common stock.

Recently, general worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the retail industry, specifically. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money to finance our operations from our existing lenders under our loan agreements or obtain credit under our revolving line of credit were to be impaired. The recent economic crisis could adversely impact our customers’ discretionary spending. Because consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods, when disposable income is lower, our sales have been and will continue to be adversely affected by the downturn in economic conditions. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide macroeconomic downturn.

We are subject to various risks and uncertainties that might affect our ability to procure quality merchandise from our vendors or receive favorable payment terms from our vendors.

Our performance depends on our ability to procure quality merchandise from our vendors. Our vendors are subject to certain risks, including availability of raw materials, labor disputes, union organizing activity, inclement weather, natural disasters, and general economic and political conditions that might limit their ability to provide us with quality merchandise on a timely basis. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise is shipped to us or our customers. Our vendors’ failure to manufacture or import quality merchandise could reduce our net sales, damage our reputation and have an adverse effect on our financial condition. In addition, the global credit crisis may affect the liquidity and viability of our vendors and may cause them to provide less favorable payment terms. Any such changes could require us to seek different vendors from which to purchase products and could require us to borrow additional funds under our revolving credit line to finance the purchase of our products.

We may need additional financing and may not be able to obtain additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.

On February 2, 2007, we entered into a Loan, Guaranty and Security Agreement with Wells Fargo Retail Finance, LLC (the “Loan Agreement”) which replaced the loan with Wells Fargo HSBC Trade Bank, N.A. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20.0 million, which may be increased to $25.0 million at our option, provided we are not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5.0 million. The amount we may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of our personal property, including equipment, fixtures, general intangibles, intellectual property and inventory. The Loan Agreement contains various restrictive covenants, including minimum availability, which is the amount we may borrow under the Loan Agreement, less certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures we may incur in any fiscal year. The current disruptions in the capital markets have caused banks and other credit providers to restrict availability of new credit facilities and require more collateral and higher pricing upon renewal or increase of existing credit facilities, if such facilities are renewed at all.

Other than the Loan Agreement, we do not have any significant available credit, bank financing or other external sources of liquidity. We may need to raise additional capital in the future to fund our working capital requirements, open additional studios, to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. The amount of financing that we will require for these efforts will vary depending on our financial results, our ability to generate cash from internal operations, and the number and speed at which we open additional studios. There is no assurance that we will be able to raise the additional capital required to meet our objectives. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Our financial circumstances at the time of any future financing transaction may make the terms, conditions and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, we will be forced to scale back, or fail to address opportunities for expansion or enhancement of, our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

A.	Our Annual Meeting of stockholders was held on August 5, 2008 (the “Annual Meeting”).

B.	At the Annual Meeting, stockholders voted on three matters: (i) the election of three Directors for a term of three years expiring in 2011; (ii) the approval of an amendment to the Amended and Restated 2004 Equity Incentive Award Plan to increase the number of shares issuable under the plan by 900,000 shares to 3,000,000 shares; and (iii) the ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending January 3, 2008. The stockholders approved all matters, and the voting results were as follows:

I.	Election of three Directors:

John Hansen	For	13,843,844	Withheld	69,420
Hilary Billings	For	13,499,175	Withheld	414,089
James Peters	For	13,847,943	Withheld	65,321

II.	Amendment to the Amended and Restated 2004 Equity Incentive Award Plan to increase the number of shares issuable under the plan by 900,000 shares to 3,000,000 shares:

For 4,790,697	Against 2,677,636	Abstain 359,618	Broker non-votes 6,085,313

III.	Ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 29, 2007:

For 13,893,876	Against 15,229	Abstain 4,159

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

3.01(1)	Amended and Restated Certificate of Incorporation

3.02(2)	Amended and Restated Bylaws

3.03(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of Design Within Reach, Inc.

4.01(3)	Form of Specimen Common Stock Certificate

4.02(3)	Rights Agreement, dated as of May 23, 2006, among Design Within Reach, Inc. and American Stock Transfer and Trust Company, N.A., as Rights Agent, including the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Design Within Reach, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.03(4)	First Amendment dated December 13, 2007 to Rights Agreement dated May 23, 2006 between Design Within Reach, Inc. and American Stock Transfer and Trust Company

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.
(2)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.
(3)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on May 25, 2006.
(4)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on December 14, 2007.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2008	DESIGN WITHIN REACH, INC.

/s/ John D. Hellmann
John D. Hellmann
Vice President, Chief Financial Officer and Secretary
(Authorized Officer and Principal Financial Officer)