Form 10-K
period 2009-01-03
DESIGN WITHIN REACH INC
filed 2009-04-01
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $31,859,000 (based on the closing sales price of the registrant’s common stock on that date). This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 23, 2009, 14,489,001 shares of the registrant’s common stock, $.001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders, which will be filed within 120 days following the end of our fiscal year ended January 3, 2009, are incorporated by reference into Part III of this 10-K.

DESIGN WITHIN REACH, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended January 3, 2009

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

Corporate Information

We were incorporated in California in November 1998, and we reincorporated in Delaware in March 2004. Our principal executive offices are located at 225 Bush Street, 20th Floor, San Francisco, California 94104, and our telephone number is (415) 676-6500. Our website address is www.dwr.com. Information contained in, or accessible through, our website and information contained in our catalogs do not constitute part of this report. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Design Within Reach, Inc.

Item 1. Business

Overview

We are a retailer of distinctive modern design products to both residential and commercial customers. Our clients purchase through three integrated sales points, consisting of our studios, website and phone. Approximately 59% of our orders occur in our studios generating approximately 76% of product sales. The remaining 41% of our orders are transacted via our website and phone center. We have developed a presence in modern design furnishings and a brand recognized for design excellence among our customers and the design community. In the process we have created a business model that enables us to provide products to our customers in a more convenient, efficient and economical manner than was previously available to them. Our policy of maintaining core products in stock represents a departure from the approach taken by many other modern design furnishings retailers.

In 2007, we introduced an extended lead-time program, allowing our clients to personalize their product to meet their unique needs. In addition, we launched an expanded offering in accessories in the fourth quarter 2007, which we call “DWR:Tools for Living.” We believe this new product line will increase our presence in providing modern design solutions for our customers. In this category we feature approximately 700 products, ranging in price from under $10 to over $2,000. The products all share good design and functionality. In 2008 we opened two DWR:Tools for Living stores, one in Manhattan and one in Santa Monica, California.

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

We have experienced significant growth in customers and sales since our founding in 1998 through 2007. We began selling products through the phone and online in the second half of 1999, and we opened our first studio in November 2000. We base our decisions on where to open new studios by categorizing markets into “tiers” based on household population statistics and supporting sales data collected from our other sales points. Our experience indicates that studio openings significantly improve our overall market penetration rates in the markets in which they are located.

Studios have increased in number from one studio at the end of 2000 to 66 studios, two DWR:Tools for Living stores and two outlets operating in 25 states, the District of Columbia and Canada as of January 3, 2009. During 2008, we opened two new studios and two DWR:Tools for Living stores, relocated one studio, converted one studio into an outlet and closed one studio. We believe that our DWR studio growth opportunity in the number of available locations is currently limited to our 66 studios and two outlets, and we may need to close underperforming studios.

All of our sales points, other than our new DWR:Tools for Living stores, utilize a single common inventory held at our Hebron, Kentucky fulfillment center. Because we don’t offer a “cash and carry” option in our studios, we are able to more fully utilize selling space and avoid the operational issues that often arise with stock balancing and store replenishment. We currently source our products primarily in the United States and Europe. In 2008, we purchased approximately 36% of our product inventories from manufacturers in foreign countries, with 25% of our product inventory purchases being paid for in Euros. We expect to have an increasing amount of products being sourced from factories outside of Europe. We plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, source products from other parts of the world including Latin America and Asia where product costs are generally lower. Our product development team has worked diligently to find qualified factories in North America, Asia and elsewhere that can provide us with the quality our clients expect but free us from the impact of fluctuations in the price of the Euro. By the end of 2009, we believe we can achieve product margin improvements from these efforts. We believe that within four years we may have less than 20% of our product coming from European factories.

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the fourth quarter 2008. During 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. Added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of large U.S. financial institutions, the enactment of the Troubled Asset Relief Program, the U.S. government loan provided to a major insurance company and other federal government interventions in the U.S. credit markets led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with declining business and consumer confidence and increased unemployment have recently contributed to volatility of unprecedented levels. The purchase of our products by customers is discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers. Accordingly, sales of our products have been and may continue to be adversely affected by the current unfavorable market and economic conditions. As a result, we may be required to take significant additional markdowns in response to the lower levels of demand for our products. While we have a bank loan agreement that we believe will provide us adequate liquidity during 2009, increased borrowings on our credit line due to continued losses and the constriction of our borrowing capacity due to lowered reappraisals of inventories, on which our credit line advance rates are determined, could lead to the unavailability of further borrowing capacity and adversely affect our financial condition.

In February 2009 we announced the engagement of Thomas Weisel Partners LLC, an investment banking firm, to assist in the review of strategic alternatives, including advice related to an unsolicited offer we recently received. In the review process, an independent committee of the board will consider a full range of possible alternatives, including, among other things, a possible sale, merger, strategic partnership or refinancing. We currently have no commitments or agreements with respect to any particular transaction, and there can be no assurance that our review of strategic alternatives will result in any transaction.

Company History

In 1999, we began offering products through our catalog and website. In November of 2000 we opened our first studio at Jackson Square in San Francisco. Following the success of this studio, we opened a second studio in late 2001 in Palo Alto, California. During the next three years, we continued to grow, opening additional studios and significantly increasing our studio sales. We increased the number of our studios from one at the end of 2000 to 66 studios, two DWR:Tools for Living stores and two outlets as of January 3, 2009. However, beginning in mid-2005, we began to experience a notable increase in selling, general and administrative expense in our corporate office. This was combined with a serious erosion of our product gross margins caused primarily by the continuing strength of the Euro.

In mid-2006, we changed our senior management team and embarked upon a focused program to bring expense levels back in line with our revenue levels. We reduced our catalog circulation from nearly 12 million in 2005 to approximately five million in 2008, reduced expenses at the corporate office, slowed studio growth and began to focus on developing sourcing outside of Europe. After consecutive years of losses in 2005 and 2006, we returned the company to profitability during 2007, in large part due to a net gain of approximately $2,184,000 after related expenses as a result of the early termination of a studio lease per an agreement between us and the landlord, and repositioned the core business from a catalog company with stores and a website to a truly integrated business model with all customer sales points working together to improve the customer’s experience. Unfortunately, the recent decline in economic conditions in the United States significantly eroded sales during the second half of 2008 resulting in a loss during 2008.

In the fourth quarter of 2008 and January 2009, we undertook several initiatives to lower our expenses to better match the forecasted reduction in revenues and improve liquidity in response to lower sales following the economic downturn and subsequent loss from operations in 2008. We restructured certain real estate lease contracts, reduced marketing and catalog expenses mainly with fewer planned catalog mailings and fewer pages, delayed implementation of a new ERP system, renegotiated certain support contracts and lowered outside contractor fees as well as headcount in all areas of the company. The total annualized reduction in expenses is expected to be approximately $18 million compared to 2008 levels. We also plan to reduce inventory levels significantly from year-end 2008 levels to generate additional liquidity.

Modern Design

Modern design is a movement that began in the late nineteenth century, driven a great deal by the Industrial Revolution, and gained momentum in the twentieth century. The underlying principle of modern design is to utilize current technologies and production methods to create more useful products for a broad audience. The movement was defined and expanded upon in the early to mid-twentieth century by many important designers and architects, including Ludwig Mies van der Rohe, Charles and Ray Eames and Le Corbusier, among others, and has its origins within the German Bauhaus school in the 1920s and the post-World War II mid-century modernists. Modern design is concerned with functional simplicity. As such, modern design is not a decorative style, but rather a discipline where a product’s form follows its function. A product achieves its value through utility and performance, and a well-designed product is one that performs its task especially well and elegantly. Characteristics of modern design furnishings are simplicity, intelligent use of materials, quality, longevity and the avoidance of superfluous ornamentation or styling. Above all, a product must solve a problem simply and efficiently. We offer products created by the classic authors of modern design, as well as products created by emerging designers with a modernist point of view. When we use the term “modern,” we are referring to things that exemplify or embody the beliefs of the modern movement rather than things that are merely contemporary or fashionable. We strive in all aspects of our business to enhance the appreciation of modern design.

Industry Overview

The residential and commercial furnishings market encompasses a variety of goods, including furniture, floor coverings, lighting and accessories. Sales for furniture and home furnishings stores in the United States were $109 billion in 2008 according to the U.S. Census Bureau. The modern design furnishings market is a sub-sector of the furniture and home furnishings market. We believe that the upscale portion of this market will continue to benefit from several long-term trends, including an increasing interest in modern design.

We believe the increased focus on design covers a wide range of products both within and beyond the traditional furnishings market, from home computers to kitchen appliances. Consumers’ expanding focus on design has been featured in several television programs such as The Learning Channel’s Trading Spaces, as well as in books and other publications, including Michael Silverstein’s book, Trading Up: The New American Luxury. These consumers are looking for premium goods and services, which deliver higher quality, technical advantages and superior performance relative to conventional products. These products typically command higher prices and gross margins than traditional products. We believe many consumers are interested in modern design products, but are not familiar with, or are hesitant to engage, the more traditional sales channels, such as interior designers or expensive boutiques.

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

Strong Brand Authority

Since our founding, an integral part of our strategy has been to build the Design Within Reach brand both within the design community and among residential and commercial consumers. To build our brand, we have cultivated relationships with leading designers, highlighted designers and classic design products throughout our sales points, and carefully sourced products that embody the principles of enduring design, performance and authenticity. Our marketing has broad consumer reach. In 2008, we distributed on average 433,000 catalogs each month, and more than 293,000 people currently receive our monthly electronic newsletter, “Design Notes.” We have also sponsored design conferences and other design education activities, such as studio events and design contests, which further increase public awareness of our brand.

Integrated Sales Points

We market and sell our products to both residential and commercial customers through three integrated sales points, consisting of our studios, website and phone. We believe our multi-sales point strategy enhances our ability to access and serve our customers while improving operational efficiency. This strategy allows us to better serve customers who may prefer shopping for products in different formats, facilitates rapid and direct feedback as to customer needs and satisfaction, and provides broader exposure and reinforcement of the Design Within Reach philosophy. Customer service is further enhanced by providing convenience, by cost effectively communicating educational information about our products and design in general and by permitting customers to view our complete product selection. Many of our online buyers visit one of our studios and are mailed a catalog and choose to purchase at www.dwr.com, sometimes after visiting a studio or speaking with a customer service representative over the phone. Our studios enable us to provide the touch and feel of our merchandise to customers and provide a local presence for enhancing market penetration. Our website serves as an information source for both our studio and catalog customers. We maintain consistent pricing across all of our sales points for all of our customers.

Our strategy also improves operational efficiency through the utilization of a common inventory and centralized information systems. Operating from a common inventory allows us to maintain a high proportion of our products in stock at all times and facilitates more efficient inventory turns. In 2008, most of our product was in stock and ready to ship at the time of order. In addition, our integrated sales point strategy and common inventory enable us to centralize our management information systems. A centralized system also permits us to utilize experience and information from each sales point to benefit the others. For example, we deploy customer data from our phone and online sales points to identify promising markets and to increase the effectiveness of our studio site selection process.

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

Strategic Designer, Manufacturer and Distributor Relationships

We purchase merchandise from select domestic and foreign designers, manufacturers and distributors that meet our requirements for design, quality, packaging, and consistency of production and flow. During 2008, we sourced our products from over 300 vendors, many of which are small, family-owned businesses. In many cases, we have formal written agreements with designers and manufacturers. In addition, we believe that we have developed strong informal business relationships with our suppliers that provide us a unique place in the market. These relationships have developed over time principally because these designers, manufacturers and distributors have prospered along with us. For example, we purchase products from our vendors frequently and in large volumes, and in many cases, we are a vendor’s largest customer. As a result, we have been able to develop strong relationships with most of our vendors. In addition, we seek to strengthen our relationships with designers by highlighting the design community in our publications and on our website, as well as through our educational efforts across all sales points. Our credibility and reputation with residential and commercial consumers for high quality, innovative modern design products is further enhanced by our relationships with larger, more prominent vendors from around the world, such as Herman Miller, Inc., Vitra Inc., Knoll, Inc., Cassina S.p.A. and Kartell US Inc. Developing and maintaining our relationships with these designers and manufacturers is a core component of our strategy.

Superior Customer Service

Since inception, we have focused on providing what we believe to be superior customer service in each of our sales points. Our policy of maintaining core products in stock represents a departure from the approach taken by many other modern design furnishings retailers. In 2008, most of our product was in stock and ready to ship at the time of order, and we shipped substantially all in stock product by the next business day after receiving the order. Our fulfillment center in Hebron, Kentucky is centrally located to a majority of the United States population, which has enhanced our level of customer service. In 2007, we introduced an extended lead-time program allowing our clients to personalize their product if they wish to meet their unique needs. Other key elements of our customer service include: well-designed and attractive catalogs; knowledgeable sales personnel; our easy-to-use website for around-the-clock purchases; extensive product information; and insightful design-oriented commentary. Our sales professionals work in a coordinated fashion across all of our sales points with the goal of providing a satisfying and educational experience to all customers. We typically hire our sales professionals from the design community, and we believe that their passion and knowledge enables them to interact effectively with design professionals and residential and commercial consumers in all of our sales points.

Growth Strategy

Our goal is to strengthen our position as a leading provider of modern design furnishings and accessories. We believe that as a truly integrated multi-sales point business, we must measure ourselves by total market penetration, or sales across all of our sales points. Accordingly, we focus on increasing the overall penetration of our target markets, rather than on increasing sales in a particular sales point. This helps us avoid conflicts among sales points, which often occurs in traditional retail models. We select our target markets based upon population statistics and our current sales in those markets. We intend to increase our market penetration nationwide and within selected markets by expanding and refining our product offerings, increasing marketing within and across our sales points and expanding market awareness and appreciation for design products.

Studios and DWR:Tools for Living stores

Our studios have become an integral part of our multi-sales point strategy by providing customers with the ability to touch and feel our products and by bringing our philosophy and products to life. We believe that our studio concept has broad appeal and offers attractive financial returns. We opened our first studio in November 2000 and have since expanded from one studio at the end of 2000 to 66 studios, two DWR:Tools for Living stores and two outlets operating in 25 states, the District of Columbia and Canada at the end of 2008. During 2008, we opened two new studios and two DWR:Tools for Living stores, relocated one studio and closed one studio. We expect to open one new outlet in the first quarter 2009 and relocate one studio during the second quarter 2009. We generally seek to occupy street-front locations at moderate rental rates, which allows us to become visible and integrated in a neighborhood while obtaining attractive rental payments. We believe our studios have compelling unit-level economics. In 2008, studios open the entire twelve months had an average annual total sales volume of approximately $1,908,000. Our average initial investment per studio and DWR:Tools for Living store opened during 2008 was approximately $1,000,000, including net build out and pre-opening expenses and the cost of product floor samples. We intend to use the additional studios to gain market share and to secure a strong competitive position in each market where our studios are located, with support from our other sales points.

Expand and Edit Product Offerings

We believe there are substantial opportunities in the near-term to utilize our brand attributes of enduring design, quality and authenticity to expand our product offerings within existing categories and enter into new, complementary categories. We regularly evaluate and edit our merchandise assortment based upon product performance, compatibility and margin. In recent years, we introduced several new product categories, such as kitchen and bath. While most of these have been successful, some have not. In the fourth quarter 2007, we introduced our “DWR:Tools for Living” product category of accessories, each of which is unique in how it solves a problem or makes something more comfortable or easier to use. We also intend to focus on and expand the number of product offerings for which we believe we are the sole supplier in the United States. We believe that any product that meets our standards for design attributes and quality is a candidate to be added to our product assortment, and in the future we may seek out opportunities to market products beyond residential and commercial furnishings and accessories.

Marketing Within and Across Our Sales Points

We believe that limited opportunities exist to expand net sales with marketing initiatives focused within and across each of our sales points. We enhanced our marketing efficiency by promoting our brand, studio locations and openings in selected media. In 2007 and 2008, we increased mailing frequency to our top customers while reducing overall catalog circulation and increasing response rates. We mailed to prospective customers near studios and targeted other select urban markets. We introduced product-focused mailings such as a Holiday Gift Mailer and supported core products with seasonal promotions. However, in response to lower forecasted revenue due to the economic downturn, we plan to reduce catalog size, frequency, and circulation in 2009. This may adversely affect sales. To enhance online sales, we have developed additional website functionality that was installed in early 2008 and implemented additional third-party marketing agreements with selected search engines.

Expand Market Awareness and Appreciation for Design Products

Our catalog reflects the values of modern design, with clean and simple graphic layouts and low-density and easily-readable typeface. Copy is simple, direct and informative. Line drawings and measurements complete the straightforward presentation of each product. The catalog also addresses product functionality, such as the ability to stack chairs, the durability of fabrics and ergonomic features. Additionally, our catalogs provide historical information about our products, many of which have rich design legacies, and generally feature the designers pictured with their products. This approach signals to the customer our respect for the design community, and we believe that it has been one of the most appreciated aspects of our catalog.

In 2008, our catalogs ranged from 24 pages to 228 pages and contained approximately 100 to 500 products in each catalog. Catalog circulation is focused on:

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

In 2008, our top 100 products represented 25% of our orders. The following table presents the approximate breakdown of sales by product category excluding shipping revenues:

	Percent of Sales for Fiscal Year Ended
Category	January 3, 2009	December 29, 2007
Classics	32%	27%
Upholstery	17%	20%
Seating and dining	14%	17%
Bedroom	8%	9%
Accessories and other	5%	6%
Workspace	9%	6%
Outdoor	8%	8%
DWR:Tools For Living	5%	4%
Lighting	2%	3%

	100%	100%

We believe there are many product lines that can be developed in addition to residential and commercial furnishings and accessories, and we are constantly looking for ways to further leverage our brand recognition for design and quality. Our merchant and inventory planning teams meet weekly to review selling rates and make decisions regarding our merchandise assortment based on product performance. We manage a wide range of products and regularly review the bottom third of our assortment and discontinue unproductive items. This process allows us to introduce new items each year while maintaining our focus on product management and inventory turnover. When we discontinue an item, the remaining inventory of that item is offered as a clearance item through our website and either of our Secaucus, N.J. or Cleveland, Ohio outlet locations.

Our merchandise offering are grouped into the following general product designations:

Design Icons

These are products recognized throughout the design community and by knowledgeable residential and commercial consumers as legitimate examples of historically significant designs. Offering design icons for sale is a crucial element of our merchandising strategy since they carry their own design authority, which we use to build our Design Within Reach brand. We anticipate that design icons will continue to be an important part of our product assortment. Examples of design icons that we offer are:

•

Noguchi Table—Designed in 1944 by Isamu Noguchi for Herman Miller, Inc., this is a practical glass-top table for commercial or residential use in which two simple, smoothly shaped solid wood pieces interlock to form a tripod that supports a three-quarter inch slab of transparent glass.

•

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

Commissioned and Exclusive Designs

These are products that we have commissioned or developed, and we are the sole supplier in the United States. We will leverage our strong relationships with world-class designers to design products exclusively for us. These are products for which we believe utilize the strength of the Design Within Reach brand to supplement their appeal to customers. Going forward we intend to focus on and expand the number of internally developed products and exclusive designs in our assortment. We believe that we are developing the brand authority and marketing strength to introduce design exclusives, which may become recognized in the future as design icons. Examples of commissioned and exclusive designs that we offer are:

•

Flight Recliner—Designed in 2005 by Jeffrey Bernett. The Flight Recliner has none of the bulkiness of a traditional recliner. Mr. Bernett has created a lightly-scaled, comfortable recliner that is targeted for our urban customer.

•

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

•

Matera Bed with Storage—Designed exclusively for us by Sean Yoo. This is a storage bed crafted of thick American walnut featuring quiet drawers with vacuum-closing glides. The Matera Collection includes beds, case goods and a mirror.

Design Solutions

These are products that we believe provide superior results in solving customer problems in functionality and aesthetic appeal. We believe that the Design Within Reach brand further strengthens the appeal of these products as intelligent answers for customers’ needs. An example of a design solutions that we offer is:

•

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

Performance Designs

These are products designed to serve distinctive functional roles in the application for which they are used. They tend to have a predictable demand curve and, unlike design icons, may cycle out of our assortment as customer interest diminishes. Products designated as performance design typically represent a significant percentage of the new products offered in our catalogs. Based upon consumer response or product sales performance, these products may evolve into other of our product designations, such as design solutions. Examples of performance designs that we offer are:

•	Kyoto Chair—A clean-looking chair constructed with beech wood, with an unusual broad back. The Kyoto Chair is so named because it is a popular café chair in Japan.

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

Design Accessories

These are products that supplement our larger assortment and enhance the utility of larger products. We have found design accessories to be important in increasing customer response rates and broadening our customer base. Design accessories also present opportunities for us to introduce new design products, which may evolve into significant separate product lines. Examples of design accessories that we offer are:

•

Nelson Ball Clock—Designed in the 1950’s by George Nelson. This is a thirteen-inch diameter circular clock, the circumference of which is comprised of twelve small balls each connected by a rod to the clock’s center.

•

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

DWR:Tools for Living

Based upon our success in 2006, we launched an expanded offering in accessories in the fourth quarter 2007, which we call “DWR:Tools for Living.” We believe this new product line will increase our presence in providing modern design solutions for our customers. This category currently features approximately 700 products, ranging in price from under $10 to over $2,000. The products all share smart design, functionality and modern aesthetics. Each product is unique in how it solves a problem or makes something more comfortable or easier to use. We view this as an opportunity to offer our existing customers a solution to their everyday problems, as well as providing an introduction to DWR for new clients. If DWR:Tools for Living achieves a sufficient level of market acceptance, we will continue to grow the product line and explore other design-driven opportunities. In 2008 we opened two DWR:Tools for Living stores to further test market acceptance of this product line.

Sales Points

We established our business strategy on the premise that integrated sales points improve customer convenience, reinforce brand awareness, enhance customer knowledge of our products, and produce operational benefits that ultimately improve market penetration and returns on capital. The objective of each of our sales points is to maximize total market penetration.

Studio and DWR:Tools for Living store Sales

The role of our studios is to bring modern design to customers’ neighborhoods and allow them to experience our products first hand. In 2008, studio net sales totaled $121,881,000, representing a 3.4% decrease from 2007. Our studios have increased from one at the end of 2000 to 66 studios, two DWR:Tools for Living stores and two outlets operating in 25 states, the District of Columbia and Canada at the end of 2008. During 2008, we opened two new studios and two DWR:Tools for Living stores, relocated one studio, converted one studio into an outlet and closed one studio.

The design of our studios is understated and reflects the clean, simple aesthetics of modernism. This allows us to highlight the design elements of our merchandise. Studio sizes range from approximately 1,200 to 11,000 square feet. Most studios are located in buildings with architectural significance and have existing design elements such as brick walls, hardwood floors, high ceilings or exposed beams, which we believe provide the appropriate atmosphere for our products. Since studios are often located in architecturally distinctive buildings, sometimes not originally intended for retail use, our floor plans vary. However, all of our studios feature designer-oriented graphics and include our “chair-wall,” which showcases a variety of the chairs we offer on clean white display risers. Each studio’s selection of tables, lounges, lighting, shelving and other items is displayed throughout the remainder of the studio. Signage is understated but informative and is meant to reflect our design community approach. Since our studios only contain product samples and do not stock inventory for purchase, we are able to devote substantially all of our studio space to showcasing and selling products while also reducing product shrinkage, in-studio costs and the number of studio personnel. Customers are encouraged to touch the products and treat the studio as their own design hub, allowing them to learn about our products in a friendly and informal atmosphere.

We generally staff our studios with one manager, whom we refer to as a proprietor, and two or three sales associates. We select proprietors from the design community who bring a passion for, and knowledge base about, design. The studio proprietors are responsible for creating traffic in the studios through in-house design events, hiring and training sales associates, and ultimately leading the sales effort for their studios. Because our studios contain only product samples and do not stock inventory for purchase, we are able to staff our studios leanly and our studio personnel are able to focus on delivering a superior level of service and information to our customers. Both studio proprietors and sales associates work on an incentive-based compensation structure that includes salary, commission and bonus. We believe that our studio employees have the opportunity to earn higher compensation than traditional home furnishings retail employees.

Target markets for studio openings are identified based partly on household population statistics, but also on supporting sales data collected from our other sales points. Studios are located typically in moderate rent areas and usually occupy street-front space. In 2008, studios open the entire twelve months had an average total annual sales volume of approximately $1,908,000. Our average initial investment per studio and DWR:Tools for Living store opened during 2008 was approximately $1,000,000 including net build-out costs, pre-opening expenses and the cost of product floor samples.

Online Sales

We created our website, www.dwr.com, to be a readily available resource for modern design furnishings and to support sales and customer service activities 24 hours a day. In 2008, our online sales totaled approximately $23,759,000, representing an 18.1% decrease from 2007. Our website is designed to be consistent with our catalog, with clean and simple layouts. To enhance online sales, we developed additional website functionality that was installed in early 2008.

Online sales are an essential component of our multi-sales point strategy. In addition to driving traffic to our website through our other sales points, we have entered into marketing agreements with select agencies to manage multiple pay-per-click search engine campaigns to increase the number of qualified visits to our website.

One additional feature that has developed into a central part of our strategy is an outgoing e-mail called “Design Notes.” As of January 3, 2009, the newsletter had a circulation of approximately 293,000 and covers a wide range of design topics. The newsletter provides information about our products and also features general industry discussions on topics such as urban design, automobile design, mass transit systems and profiles of specific designers. The newsletter is an important tool allowing us to make valuable contacts with design enthusiasts and potential customers. We have also used our website and “Design Notes” as testing grounds for new products, as they have proven to be effective media for receiving prompt customer feedback.

Phone Sales

Our phone sales consist of sales of merchandise through the toll-free numbers associated with our printed catalogs. In 2008, we distributed 5.2 million catalogs to existing and prospective customers, compared to 6.1 million in 2007 and 6.0 million in 2006. In 2008, phone sales totaled $15,364,000 compared to $19,179,000 in 2007, a 19.9% decrease.

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

We depend on select designers, manufacturers and distributors to develop and manufacture products for us. We have contractual relationships with many of these suppliers. In addition, we represent the largest share of business for many of them. We currently conduct business with over 300 designers and manufacturers. In 2008, our largest vendor, Herman Miller, Inc., supplied us with products representing 16.5% of our net purchases, and products supplied by our five largest vendors represented approximately 43.1% of net purchases.

Customer Service

We are committed to providing our customers with courteous, knowledgeable and prompt service across all our sales points. We have sales and customer service representatives located at our corporate headquarters in San Francisco, California. Our agents are available to take calls from 9:00 a.m. to 9:00 p.m. Eastern Time, Monday through Friday, 10:00 a.m. to 6:00 p.m. Eastern Time on Saturday and 1:00 p.m. to 6:00 p.m. Eastern Time on Sunday. In addition, our sales representatives located at our Hawaii studio are available to take calls from 9:00 p.m. to 2:00 a.m. Eastern Time, Monday through Friday, 6:00 p.m. to 2:00 a.m. Eastern Time on Saturday and 6:00 p.m. to 12:00 p.m. Eastern Time on Sunday. Our customer service center is staffed with DWR representatives who are interested in design and knowledgeable about our products. Our representatives provide personal attention to customers who call toll free or send e-mails to request a catalog subscription, place an order or inquire about a product. Our customer service group also is responsible for resolving customer complaints. If a customer is not satisfied with one of our products, he or she can return it for repair, replacement or refund.

We seek to hire and retain qualified sales and customer service representatives in both our customer service center and studio operations. As of January 3, 2009, approximately half of our studio personnel either had a degree in design or prior work experience as a design professional. Each new studio proprietor undergoes a thorough training program during which he or she is trained in all aspects of our business. Studio sales personnel are trained extensively prior to a new studio opening. This training focuses primarily on giving them a working knowledge of our products, augmenting their knowledge regarding featured designers and ensuring that they understand our high customer service standards. We have also developed ongoing programs conducted at each studio that are designed to keep each salesperson up-to-date on each new product offered.

Fulfillment

Substantially all product orders from each of our sales points are fulfilled from our approximately 317,000 square foot facility in Hebron, Kentucky, except in cases where the product is shipped directly to the customer from the manufacturer. We expect this facility to support our distribution capacity for our existing and future needs. We believe this facility has enhanced our level of customer service with order fulfillment being centrally located to the majority of the United States population. Shipment of products from our fulfillment center to our customers is through third-party carriers. Our goal is to ship the majority of customer orders within 24 to 48 hours after the order is received. In 2008, most of our product was in stock and ready to ship at the time of order, and we shipped substantially all in stock product by the next business day after receiving the order.

Information Technology and Systems

In May 2005, we converted our then-existing information technology system to a new, custom-built system supporting our product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. We also used this information technology system to generate information for our financial reporting. We encountered problems with the conversion, due in large part to the absence of rigorous testing of the new systems prior to implementation. In particular, the new systems did not contain mechanisms to automatically identify and correct or reject erroneous or incomplete data. These system problems resulted in our being unable to complete our 2006 and 2005 audits timely and file our 2006 Annual Report on Form 10-K in a timely manner. As a result, in 2006 we decided to replace the current system. We implemented procedures and controls to compensate for the system deficiencies to allow us to issue timely 2008 Form 10-Q and Form 10-K reports.

During 2006, we selected a software vendor, and during 2007, we began the process of implementing the new system. We installed a new warehousing and distribution system at our fulfillment center on May 12, 2008, and we installed a new point-of-sale system at our Secaucus, N.J. outlet on July 27, 2008 that was also installed at our new DWR:Tools for Living stores. However, due to recent economic conditions and the resulting decreased sales, all system development projects including the implementation of our new sales system at our studios and new general ledger and accounts payable system have been deferred under our cost reduction program implemented in December 2008 and January 2009. We will continue with our compensating procedures and controls to mitigate the system deficiencies. Further system development will not continue until we are confident that revenues have stabilized and returned to normal levels.

We converted our website on to a new platform on April 1, 2008. Our website is located at a third-party hosting facility in Santa Clara, California. The hardware configuration includes firewalls, scalable servers and other network enhancing features.

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

The United States retail industry, along with the catalog and online commerce sectors are highly competitive, dynamic in nature and have undergone significant change over the past several years. Our ability to anticipate and respond successfully to these changes is critical to our long-term growth. If we are unable to maintain or increase our market share or compete effectively in the furnishings market, our business, financial condition and operating results would be adversely affected.

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

Employees

As of January 3, 2009, we had 423 employees, of whom 376 were engaged in selling and administrative functions, and 47 were involved in sourcing or fulfillment functions. Subsequent to January 3, 2009, in response to lower sales following the economic downturn in 2008, we eliminated 36 full-time positions.

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

Recently, general worldwide market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, volatile energy costs, inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending have contributed to increased market volatility and diminished expectations for western and emerging economies. These conditions have had a material adverse effect on our liquidity and financial condition. Our ability to borrow money to finance our operations from our existing lenders under our loan agreements or obtain credit if our revolving line of credit has been impaired. The recent economic crisis has adversely impacted our customers’ discretionary spending. Because consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods, when disposable income is lower, our sales have been and will continue to be adversely affected by the downturn in economic conditions. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide macroeconomic downturn.

Our business depends, in part, on factors affecting consumer spending that are not within our control.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, turmoil in the credit markets, disposable consumer income, levels of employment, salaries and wage rates, consumer confidence, recession, stock market volatility, war and fears of war, acts of terrorism, inclement weather, consumer debt, interest rates, sales tax rates and rate increases, inflation, and consumer perceptions of personal well-being and security generally. The purchase of our products by customers is discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our net sales and adversely affecting our operating results. The recent downturn in the housing market, the turmoil in the credit markets, the decrease in consumer confidence and uncertainties in general economic conditions including the current recession, have adversely affected our sales. In addition, fewer customers are shopping at our studios, our website or through the catalog. These factors have caused us to delay our expansion plans and this will likely result in lower net sales and hamper our ability to raise prices in line with costs and also could result in excess inventories, which could, in turn, lead to increased merchandise markdowns, promotional expenses and impairment charges, adversely affecting our profitability. In addition, promotional and/or prolonged periods of deep discount pricing by our competitors could have a material adverse effect on our business.

We have recently revised our corporate strategy and our new strategy may not be successful.

In mid-2006, we revised our corporate strategy by focusing on improving studio sales, increasing staffing in our customer service department, limiting the number of products we offer, reducing administrative expenses, revamping our website and seeking domestic sources of production of our products. In June 2006 we closed down our children’s furniture division (“Jax”) and liquidated the remaining inventory. We have also reduced the number of planned new studio openings, in an effort to reduce capital expenditures and generate positive cash flow. We may not be successful in increasing profitability and limiting expenditures, and the reduction in our planned growth may adversely affect our gross margins and our net sales may not increase as rapidly as planned or at all.

In response to lower sales following the economic downturn in 2008, in the fourth quarter of 2008 and January 2009 we undertook several initiatives to lower our expenses. We have restructured certain real estate lease contracts, reduced marketing and catalog expenses mainly with fewer planned catalog mailings and fewer pages, delayed implementation of a new ERP system, renegotiated certain support contracts and lowered outside contractor fees as well as headcount in all areas of the company. The total annualized reduction in expenses is expected to be approximately $18 million compared to 2008 levels. This response may not be sufficient to return the Company to profitability or generate sufficient liquidity to fund the operations of the business.

If we fail to offer merchandise that our customers find attractive, the demand for our products may be limited.

For our business to be successful, our product offerings must be distinctive in design, useful to the customer, well made, affordable and generally not widely available from other retailers. We may introduce new brands and product categories in the future which might not prove successful. For example, we launched a children’s furniture division under the “Jax” brand in 2005, which we determined to discontinue in June 2006. We now are testing our DWR:Tools for Living concept focused on selling non-furniture design items. In 2008 we opened two DWR:Tools for Living stores, one in Manhattan and one in Santa Monica, California. We introduced kitchen and bath product categories. If these products are unsuccessful, we might be required to liquidate the inventory and possibly take an impairment charge against our investment in the business concept. Further, if we devote time and resources to new brands and product categories, and those businesses are not as successful as we planned, then we risk damaging our overall business results.

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

We plan to open one new outlet and relocate one studio during the first and second quarter 2009, respectively. We anticipate the costs associated with opening this new studio and outlet will be less than $1,000,000 in 2009. However, we may not be able to attain our target number of new studio openings in the future, and any of the new studios that we open may not be profitable, either of which could have an adverse impact on our financial results. Our ability to expand by opening new studios will depend in part on the following factors:

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

If we continue to add studios, we will need to hire additional management and staff for our corporate offices and employees for each new studio. We must also expand our management information systems and distribution systems to serve these new studios. If we are unable to hire necessary personnel or grow our existing systems, our expansion efforts may not succeed and our operating results may suffer.

Some of our expenses will increase with the opening of new studios, such as headcount and lease occupancy expenses. Moreover, as we increase inventory levels to provide studios with product samples and support the incremental sales generated from additional studios, our inventory expenses will increase. We may not be able to manage this increased inventory without adversely affecting our earnings. If studio sales are inadequate to support these new costs, we will continue to struggle to generate net income or sufficient liquidity to fund the operations of the Company. In addition, if we were to close any studio, whether because a studio is unprofitable or otherwise, we likely would be unable to recover our investment in leasehold improvements at that studio and would be liable for remaining lease obligations. Upon closing a studio, we would be require to charge to earnings an impairment for any unamortized leasehold improvement costs and the fair value of future lease payments.

We do not have long-term vendor contracts with our vendors and as a result we may not have continued or exclusive access to products that we sell.

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. All of the products that we offer are manufactured by third-party suppliers. During 2008 we sourced our merchandise primarily from over 300 foreign and domestic designers, manufacturers and distributors. Merchandise vendors could cease their operations, discontinue extending us credit terms or selling to us at any time. We have no long-term purchase contracts with any of our suppliers and, therefore, have no contractual assurances of continued supply, pricing, availability or exclusivity of our products from year to year, and any vendor could discontinue selling to us at any time. If we are unable to provide our customers with continued access to popular products, our net sales will decline and our operating results would be harmed. In 2008, products supplied by our five largest vendors represented approximately 43.1% of net purchases.

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

Catalog production and mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories. We incur nearly all of these costs prior to the mailing of each catalog. As a result, we are not able to adjust the costs incurred in connection with a particular mailing to reflect the actual performance of the catalog. Recent increases in the costs of mailing and paper have increased our costs and adversely impacted our earnings. Future increases in costs of mailing, paper or printing would further harm our earnings as we would be unable to pass such increases directly on to our customers or offset such increases by raising prices. If we were to experience a significant shortfall in anticipated sales from a particular mailing, and thereby not recover the costs associated with that mailing, our future results would be adversely affected. In addition, response rates to our mailings and, as a result, sales generated by each mailing, are affected by factors such as consumer preferences, economic conditions, the timing of catalog mailings, the product mix in a particular catalog, the timely delivery by the postal system of our catalog mailings and changes in our merchandise mix, several of which may be outside our control. Furthermore, we have historically experienced fluctuations in the response rates to our catalog mailings. Customer response to our catalogs is dependent on merchandise assortment, merchandise availability and creative presentation, as well as the size and timing of delivery of the catalogs. If we are unable to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which would adversely affect our future operating results. Furthermore, in response to lower forecasted revenue due to the economic downturn, we plan to reduce catalog size, frequency, and circulation in 2009 which may adversely affect sales.

We must manage our online business successfully or our business will be adversely affected.

Our success depends in part on our ability to market, advertise and sell our products through our website. In 2008, online sales totaled $23,759,000, representing 13.3% of our total net sales. The success of our online business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to additional risks and uncertainties associated with the Internet. These risks include changes in required technology interfaces, website downtime or slowdowns and other technical failures or human errors, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to respond successfully to these risks and uncertainties might adversely affect the sales through our online business, as well as damage our reputation and increase our selling, general and administrative expenses.

We have made and will continue to make certain systems changes that might disrupt our supply chain operations and delay financial results.

Our success depends on our ability to source merchandise efficiently through appropriate systems and procedures. In May 2005, we converted our then existing information technology system to a new, custom-built system supporting our product sourcing, merchandise planning, forecasting, inventory management, product distribution and transportation and price management. We also used this information technology system to generate information for our financial reporting. We encountered problems with the conversion, due in large part to the absence of rigorous testing of the new systems prior to implementation. In particular, these systems did not contain mechanisms to automatically identify and correct or reject erroneous or incomplete data. As a result during the third quarter of 2005, we decided to replace the current system. In addition, these system problems resulted in our being unable to complete our 2006 and 2005 audits timely and file our 2006 Annual Report on Form 10-K in a timely manner.

During 2006, we selected a software vendor and during 2007, began the process of implementing the new system. During 2008 we converted our website on to a new platform, installed a new warehousing and distribution system at our fulfillment center and installed a new point-of-sale system at our Secaucus, N.J. outlet and new DWR:Tools for Living stores. However, in the fourth quarter 2008 and 2009 we deferred the implementation of the remainder of new information technology system under our cost reduction program due to recent economic conditions and the resulting decreased sales. When we resume the implementation of the new system, we will be subject to risks inherent in replacing our core systems, including possible supply chain disruptions that could affect our ability to deliver products to our customers or delays in obtaining the information necessary for our financial reporting. We may not be able to successfully install these new systems or install them without supply chain disruptions or delays in releasing our financial results in the future. Any resulting supply chain disruptions could have a material adverse effect on our operating results. If we cannot produce timely and reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

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

Management determined that we had material weaknesses in our control environment because as of the end of the period covered by this report we did not have effective controls over the initiation, authorization, review, documentation and recording of the financial impact of material contracts, or maintain processes to verify that internal controls over financial reporting were performed correctly or in a timely and consistent basis. These control deficiencies could result in material misstatements of the annual or interim financial statements that would not be prevented or detected. For more information about the material weaknesses identified by management, please see Part I, Item 9A, “Controls and Procedures.”

We have begun to take steps to strengthen our internal control processes to address the matters we have identified. When a deficiency was discovered, we followed up with the parties involved and monitored corrective action and confirmed the control has been corrected and updated. These measures may not, however, completely eliminate the material weaknesses we identified, and we may have additional material weaknesses or significant deficiencies in our internal controls that we have not yet identified. The existence of one or more material weaknesses or significant deficiencies could result in material errors in our financial statements, and we may incur substantial costs and may be required to devote substantial resources to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot produce timely and reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

We may need additional financing and may not be able to obtain additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.

On February 2, 2007, we entered into a Loan, Guaranty and Security Agreement, or the Loan Agreement, with Wells Fargo Retail Finance, LLC, or Wells Fargo, which replaced the previous loan with Wells Fargo HSBC Trade Bank, N.A. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20,000,000 which may be increased to $25,000,000 at our option, provided we are not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5,000,000. The amount we may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Advance rates under the credit line are, in part, determined by third party appraisals of the net liquidation value of our inventories. Borrowings are secured by the right, title and interest to all of our personal property, including cash, accounts receivable, inventory, equipment, fixtures, general intangibles and intellectual property. The Loan Agreement contains various restrictive covenants, including maximum availability, which is the amount we may borrow under the Loan Agreement, less certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures we may incur in any fiscal year. We are currently in compliance with all of these restrictive covenants.

In the fourth quarter 2008 and first quarter 2009, bank commissioned appraisals determined that the net liquidation value of our inventories had declined due to general market conditions and, as a result, our advance rates were reduced which constricts the availability of borrowings under the line of credit. The availability of borrowings may continue to decrease if general market conditions decline further. In addition, Wells Fargo increased discretionary reserves by $1,500,000 in the first quarter of 2009.

On March 18, 2009, we entered into a first amendment to the Loan Agreement and a Securities Account Availability agreement with Wells Fargo in which Wells Fargo increased the amount of advances otherwise available to us by $1,000,000 in exchange for us granting Wells Fargo collateral rights to one of our deposit accounts with a balance of approximately $4,678,000. From such accounts, Wells Fargo will permit us to withdraw amounts in excess of $2,000,000 so long as no Default or Event of Default has occurred. In addition, Wells Fargo rescinded its decision to require additional discretionary reserves of $1,500,000.

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

In 2008, we generated approximately 98% our net sales in U.S. dollars, but we purchased approximately 36% of our product inventories from manufacturers in foreign countries with 25% of our product inventory purchases being paid for in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, our effective cost of supplies of product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of goods sold and decrease our gross margins. We may be unable to mitigate the effects of currency fluctuations on our gross margins by increasing prices as increasing prices adversely affects sales volume.

We purchased foreign currency forward contracts to hedge our foreign currency risk in 2008. In 2008, the value of the dollar increased approximately 5% relative to the Euro resulting in losses on some of those contracts and as a result we discontinued purchasing hedge contracts at the end of 2008. We do not hold any foreign currency forward contracts as of January 3, 2009.

We opened our first studio in Canada in 2008. In 2008, the value of the U.S. dollar increased approximately 24% relative to the Canadian dollar. If the Canadian dollar continues to decrease in value relative to the U.S. dollar, our margins on Canadian sales may be adversely impacted. If we raise prices to our Canadian customers to compensate for currency fluctuations, our Canadian sales may be adversely impacted. In addition, we may not be able to make timely price changes to compensation for currency fluctuations to protect our margins. We have assets, primarily cash and credit card accounts receivable; liabilities, primarily obligations to merchandise vendors; cash receipts from customers; and cash payment obligations, primarily studio occupancy and payroll costs, denominated in Canadian dollars. Consequently, we may incur gains or losses in our results from operations due to fluctuations in the Canadian dollar relative to the U.S. dollar. Although Canadian sales are only 2% of our total sales, Canadian sales volume may grow and have a larger impact on our business from currency fluctuations.

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

We rely upon land-based carriers for merchandise shipments from U.S. ports to our facility in Hebron, Kentucky and from this facility to our customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather and increased fuel costs, associated with such carriers’ ability to provide delivery services to meet our inbound and outbound shipping needs. For example, increases in oil prices in 2007 and 2008 resulted in increases in our shipping expenses. We were not able to pass all of this increase on to our customers, which has adversely affected our shipping margins. Failure to procure and deliver merchandise either to us or to our customers in a timely, effective and economically viable manner could damage our reputation and adversely affect our business. In addition, any increase in fulfillment costs and expenses could adversely affect our future financial performance.

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

We outsourced the hosting of our website and point-of-sale system and the transmission of our customer orders and sales back to our processing system to a third-party vendor, which subjects us to risks, including disruptions in our business and increased costs.

In 2008 we transitioned our website to MarketLive and website servers located at the facilities of, and hosted by, a third-party service provider in Santa Clara, California. In addition, we installed a new point-of-sale system at our Secaucus, N.J. outlet and new DWR:Tools for Living stores that resides on a server hosted by a third-party service provider. These critical systems are subject to risks of these third-party service providers having the ability to provide services to meet our needs. Our operations will depend significantly upon these third-party service providers’ abilities to make our website and point-of-sale system available and to protect our related data from damage or interruption from human error, computer viruses, intentional acts of vandalism, labor disputes, natural disasters and similar events. If the cost of third-party service providers hosting and managing our systems is more than expected, or if third-party service providers were unable to adequately protect our data and transmit customer orders and sales to our processing system accurately and in a timely manner, then our business and results of operations may be negatively impacted.

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

Through 2006, we rapidly and significantly expanded our operations. Since then, our growth has been more measured, but we plan to continue to expand to address potential market opportunities. Our historic expansion placed, and our future expansion is expected to continue to place, a significant strain on our management and operational resources. We need to properly implement and maintain our financial and managerial controls, reporting systems and procedures, including disclosure controls and procedures and internal controls over financial reporting. Moreover, if we are presented with appropriate opportunities, we may in the future make investments in, or possibly acquire, assets or businesses that we believe are complementary to ours. Any such investment or acquisition may further strain our financial and managerial controls and reporting systems and procedures. These difficulties could disrupt our business, distract our management and employees and increase our costs. If we are unable to manage growth effectively or successfully integrate any assets or businesses that we may acquire, our future financial performance would be adversely affected.

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

In addition, because our website is accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. Our failure to qualify in a state or country where we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could have a material adverse effect on our business. We were subject to sales and use tax audits by various states as of 2005, an Internal Revenue Service audit as of 2004 and various state income and franchise tax audits as of 2001. Although any adverse results for completed audits have not been material to us, there is a risk that federal, state and local jurisdictions may challenge the characterization of certain transactions and assess additional amounts, including interest and penalties. In the event that transactions are challenged by tax authorities, the review process would divert management attention and resources and we may incur substantial costs.

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

In May 2006, we adopted a stockholder rights plan that could discourage, delay or prevent an acquisition of the Company under certain circumstances. Subject to some exceptions, the rights plan provides for preferred stock purchase rights attached to each share of our common stock which will cause substantial dilution to a person or group acquiring 15% or more of our common stock if the acquisition is not approved by our board of directors. In connection with the adoption of the rights plan, our board of directors declared a dividend of one preferred share purchase right for each outstanding share of common stock on June 2, 2006. Under the terms of the rights plan, each right represent the right, under certain circumstances to purchase from the Company 1/1000th of a share of Series A Junior Participating Preferred Stock at a price of $50.00 per 1/1000th of a Preferred Share, subject to certain anti-dilution adjustments. The rights become exercisable ten days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our common stock or ten business days (or such later date as may be determined by action of our board of directors prior to such time as any person or group of affiliated persons becomes an acquiring person) following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of our common stock. Upon exercise of the rights, the preferred stock is also entitled to preferential dividend and liquidation payments protected by customary anti-dilution provisions. We adopted an amendment to the rights plan on December 13, 2007, which creates limited exceptions to the rights plan’s 15% beneficial ownership limit. Under these exceptions, individuals and entities affiliated with Glenhill Advisors, LLC, or Glenhill, and individuals and entities affiliated with Sun Capital Securities, LLC, or Sun, will be subject to a 17.5% beneficial ownership limit so long as they report or are required to report their ownership on Schedule 13G or Schedule 13D under the Securities Exchange Act of 1934, as amended, and their Schedule 13G or Schedule 13D does not state or is not required to state any present intention to hold such common stock with the purpose or effect of changing or influencing the control of the company, nor in connection with or as a participant in any transaction having such purpose or effect.

On February 12, 2009, we adopted a second amendment to the rights plan that is intended to provide stockholders with greater flexibility to confer with one another and make joint proposals to acquire the Company in the certain circumstances described in the second amendment without triggering the rights. First, the second amendment provides that stockholders may enter into an agreement, arrangement or understanding with one another relating to making a joint proposal to acquire the Company without being treated as a group for purposes of applying the 15% or 17.5% threshold, as the case may be. For the exception created by the second amendment to be applicable, the agreement, understanding or arrangement must relate solely to their making a proposal on or before April 30, 2009, which: is addressed to the Board of Directors of the Company or a committee of the Board in response to a solicitation for such proposals by the Board or such committee; and is for a negotiated transaction pursuant to which the bidding entities and individuals would acquire all or substantially all of the assets of the Company or shares of capital stock, which taken together with shares already held by the bidders represent greater than 50% of the outstanding voting securities of the Company. Secondly, the second amendment creates limited exceptions to the requirement that Glenhill and Sun must hold their shares as passive investors if they hold more than 15% but less than 17.5% of the outstanding common stock. Under the second amendment, neither Glenhill nor Sun will not lose the right to hold more than 15% but less than 17.5% of the outstanding common stock without triggering the rights by virtue of filing a Schedule 13D amendment that discloses that it intends to make, or has made, a proposal for a negotiated transaction to the Board of Directors of the Company or a committee of the Board, so long as: the proposal is made on or before April 30, 2009 in response to a solicitation by the Board of Directors of the Company or a committee of the Board; and the proposal calls for Glenhill or Sun, separately or together with one or more other entities or individuals, to acquire all or substantially all of the Company’s assets or shares of capital stock of the Company, which taken together with shares already held by individual or entity represent greater than 50% of the outstanding voting securities of the Company.

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

Our common stock had not been publicly traded prior to our initial public offering, which was completed in July 2004, and an active trading market may not be sustained. The market price of our common stock has been subject to significant fluctuations. Since our initial public offering to March 24, 2009, our stock price has traded from a low of $0.31 to a high of $19.45. It is possible that in some future periods our results of operations may be below the expectations of securities analysts who may choose to follow our common stock, if any, and investors. If this occurs, our stock price may decline. Furthermore, if our stock price does not meet the minimum requirements of NASDAQ we may be delisted. Factors that could affect our stock price include the following:

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

From time to time in the future, we may provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our guidance may not always be accurate. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock could significantly decline.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay dividends on our common stock for the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends from us on our common stock for the foreseeable future.

Our process of exploring strategic alternatives may not be successful.

In February 2009, we announced the engagement of Thomas Weisel Partners LLC, an investment banking firm to assist in the review of strategic alternatives. There can be no assurance that the review of strategic alternatives will result in a transaction, or that the benefits of any strategic alternative pursued will in fact be realized. The pendency of this process may create uncertainties with current and potential customers, employees, suppliers and business partners. In addition, the market price of our stock may be volatile as we explore strategic alternatives, and volatility may persist or be increased if and when a decision to pursue an alternative is announced or we announce that we are no longer exploring strategic alternatives.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We currently lease an approximately 60,000 square foot facility in downtown San Francisco, California for our corporate headquarters. The lease for our corporate headquarters expires on March 10, 2010. We believe that adequate space will be available upon termination of this lease.

We lease approximately 317,000 square feet of warehouse space in Hebron, Kentucky for use as our warehouse and fulfillment center and we expect this facility to support our current and future distribution capacity needs. We signed an amended lease during 2008 that expires on November 30, 2013.

As of January 3, 2009, we leased approximately 303,000 gross square feet for our 66 studios, two DWR:Tools for Living stores and two outlets. These studios, DWR:Tools for Living stores and outlets are in 25 states, the District of Columbia and Canada.

The following table provides information about the distribution of our studios, DWR:Tools For Living stores and two outlets by state and province:

	Studios, DWR:Tools for Living Stores and Outlets Opened as of
State/Province	January 3, 2009	December 29, 2007	December 30, 2006
Arizona	1	1	1
California	19	18	18
Colorado	2	2	2
Connecticut	2	2	2
Washington DC	2	2	2
Florida	4	4	4
Georgia	1	1	1
Hawaii	1	—	—
Illinois	3	3	3
Louisiana	1	1	—
Massachusetts	2	2	2
Maryland	1	1	1
Michigan	1	1	1
Minnesota	1	1	1
Missouri	1	1	1
New Jersey	2	2	2
Nevada	1	2	1
New York	10	9	9
North Carolina	1	1	—
Ohio	2	2	2
Ontario	1	—	—
Oregon	2	2	2
Pennsylvania	1	1	1
Rhode Island	1	1	1
Texas	4	4	4
Washington State	2	2	2
Wisconsin	1	1	1

Total	70	67	64

In 2009, we anticipate opening one new outlet and relocating one studio. Most of our studio locations have lease terms ranging from five to ten years and provide for a minimum rent plus a percentage rent based upon sales after certain minimum thresholds are achieved. These leases generally require that we pay insurance, utilities, real estate taxes and repair and maintenance expenses.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the Nasdaq Global Market since July 2, 2004 under the symbol DWRI. The following table presents the high and low sales prices for our common stock as reported on the Nasdaq Global Market for the periods indicated:

	High	Low
Year Ended January 3, 2009
Fourth quarter	$3.76	$0.60
Third Quarter	4.46	2.59
Second Quarter	4.50	2.69
First Quarter	4.04	2.18
Year Ended December 29, 2007
Fourth quarter	$5.38	$3.21
Third Quarter	6.39	4.62
Second Quarter	6.85	5.68
First Quarter	5.74	4.87

On March 23, 2009, the closing price of our common stock was $0.64.

Holders

As of March 23, 2009, there were approximately 38 holders of record of our common stock.

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

	6/30/04	12/31/05	12/30/06	12/29/07	1/3/09
Design Within Reach, Inc.	100.00	32.26	30.01	23.01	4.38
NASDAQ Composite	100.00	109.48	122.76	134.12	78.20
NASDAQ Retail Trade	100.00	118.31	122.83	156.78	87.21

Equity Compensation Plan Information

The following table presents information regarding all of our equity compensation plans as of January 3, 2009 (in thousands, except per share data):

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	2,383	$5.26	2,157
Equity compensation plans not approved by security holders	—	—	—

Total	2,383	$5.26	2,157

(1)	Includes 715,000 shares of our common stock available for issuance under our Employee Stock Purchase Plan.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal year ended January 3, 2009.

Item 6. Selected Financial Data

The following selected financial data are derived from our financial statements. This data should be read in conjunction with the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data:	Fiscal Years (1)
(amounts in thousands, except per share data)	2008	2007	2006	2005	2004
Net sales	$178,903	$193,936	$178,142	$158,236	$120,598
Cost of sales	100,798	107,014	103,681	90,400	65,077

Gross margin	78,105	86,922	74,461	67,836	55,521
Selling, general and administrative expenses	92,435	87,651	87,555	71,422	49,507
Facility relocation costs (2)	—	—	—	—	198

Income (loss) from operations	(14,330)	(729)	(13,094)	(3,586)	5,816
Other income (expense), net	(238)	1,778	212	568	242

Income (loss) before income taxes	(14,568)	1,049	(12,882)	(3,018)	6,058
Income tax expense (benefit)	9,417	726	(4,593)	(949)	2,314

Net income (loss) available to common stockholders	$(23,985)	$323	$(8,289)	$(2,069)	$3,744

Net income (loss) per share (3)
Basic	$(1.66)	$0.02	$(0.58)	$(0.15)	$0.46
Diluted	$(1.66)	$0.02	$(0.58)	$(0.15)	$0.29
Weighted average shares used to compute net income (loss) per share:
Basic	14,465	14,430	14,342	13,729	8,177
Diluted	14,465	14,544	14,342	13,729	13,128

Balance Sheet Data:	As of
(amounts in thousands)	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005	January 1, 2005
Cash and cash equivalents	$8,684	$5,651	$6,795	$3,428	$1,075
Investments	—	—	—	9,652	25,517
Working capital	9,491	24,210	20,451	25,030	28,882
Total assets	76,152	82,424	82,194	86,206	74,620
Total indebtedness	14,426	667	1,105	136	1,305
Accumulated earnings (deficit)	(32,866)	(8,881)	(9,100)	(811)	1,258
Total stockholders' equity	27,622	50,352	47,763	53,542	48,002

(1)	We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every four to six years. Fiscal years 2008 and 2004 consisted of 53 weeks. Fiscal years 2007, 2006 and 2005 consisted of 52 weeks.
(2)	Facility relocation costs for 2004 included costs associated with the relocation of our fulfillment center operations from Union City, California to Hebron, Kentucky and the relocation of our corporate headquarters.
(3)	For more information regarding the calculation of net income (loss) per share, see Note 1 of our financial statements included in this Annual Report on Form 10-K.

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

Overview

We are a retailer of distinctive modern design products to both residential and commercial customers. Our clients purchase through three integrated sales points, consisting of our studios, website and phone. Approximately 59% of our orders occur in our studios generating approximately 76% of product sales. The remaining 41% of our orders are transacted via our website and phone center. We have developed a presence in modern design furnishings and a brand recognized for design excellence among our customers and the design community. In the process we have created a business model that enables us to provide products to our customers in a more convenient, efficient and economical manner than was previously available to them. Our policy of maintaining core products in stock represents a departure from the approach taken by many other modern design furnishings retailers.

In 2007, we introduced an extended lead-time program, allowing our clients to personalize their product to meet their unique needs. In addition, we launched an expanded offering in accessories in the fourth quarter 2007, which we call “DWR:Tools for Living.” We believe this new product line will increase our presence in providing modern design solutions for our customers. In this category we feature approximately 700 products, ranging in price from under $10 to over $2,000. The products all share good design and functionality. In 2008 we opened two DWR:Tools for Living stores, one in Manhattan and one in Santa Monica, California.

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

We have experienced significant growth in customers and sales since our founding in 1998 through 2007. We began selling products through the phone and online in the second half of 1999, and we opened our first studio in November 2000. We base our decisions on where to open new studios by categorizing markets into “tiers” based on household population statistics and supporting sales data collected from our other sales points. Our experience indicates that studio openings significantly improve our overall market penetration rates in the markets in which they are located.

Studios have increased in number from one studio at the end of 2000 to 66 studios, two DWR:Tools for Living stores and two outlets operating in 25 states, the District of Columbia and Canada as of January 3, 2009. During 2008, we opened two new studios and two DWR:Tools for Living stores, relocated one studio, converted one studio into an outlet and closed one studio. We believe that our DWR studio growth opportunity in the number of available locations is currently limited to our 66 studios and two outlets, and we may need to close underperforming studios.

All of our sales points, other than our new DWR:Tools for Living stores, utilize a single common inventory held at our Hebron, Kentucky fulfillment center. Because we don’t offer a “cash and carry” option in our studios, we are able to more fully utilize selling space and avoid the operational issues that often arise with stock balancing and store replenishment. We currently source our products primarily in the United States and Europe. In 2008, we purchased approximately 36% of our product inventories from manufacturers in foreign countries, with 25% of our product inventory purchases being paid for in Euros. We expect to have an increasing amount of products being sourced from factories outside of Europe. We plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, source products from other parts of the world including Latin America and Asia where product costs are generally lower. Our product development team has worked diligently to find qualified factories in North America, Asia and elsewhere that can provide us with the quality our clients expect but free us from the impact of fluctuations in the price of the Euro. By the end of 2009, we believe we can achieve product margin improvements from these efforts. We believe that within four years we may have less than 20% of our product coming from European factories.

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the fourth quarter 2008. During 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. Added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of large U.S. financial institutions, the enactment of the Troubled Asset Relief Program, the U.S. government loan provided to a major insurance company and other federal government interventions in the U.S. credit markets led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with declining business and consumer confidence and increased unemployment have recently contributed to volatility of unprecedented levels. The purchase of our products by customers is discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers. Accordingly, sales of our products have been and may continue to be adversely affected by the current unfavorable market and economic conditions. As a result, we may be required to take significant additional markdowns in response to the lower levels of demand for our products. While we have a bank loan agreement that we believe will provide us adequate liquidity during 2009, increased borrowings on our credit line due to continued losses and the constriction of our borrowing capacity due to lowered reappraisals of inventories, on which our credit line advance rates are determined, could lead to the unavailability of further borrowing capacity and adversely affect our financial condition.

In the first six months of 2008, net sales had increased 1.4% from the prior comparable period in 2007. However, in the remainder of 2008 due to the recession and economic downturn, net sales decreased 16.1% from the prior comparable period that resulted in annual net sales decreasing $15,033,000, or 7.8% in 2008, compared to 2007. In response to lower sales following the economic downturn in 2008, in the fourth quarter of 2008 and January 2009 we undertook several initiatives to lower our expenses. We have restructured certain real estate lease contracts, reduced marketing and catalog expenses mainly with fewer planned catalog mailings and fewer pages, delayed implementation of a new ERP system, renegotiated certain support contracts and lowered outside contractor fees as well as headcount in all areas of the company. The total annualized reduction in expenses is expected to be approximately $18 million compared to 2008 levels. We also plan to reduce inventory levels significantly from year-end 2008 levels to generate additional liquidity.

In February 2009 we announced the engagement of Thomas Weisel Partners LLC, an investment banking firm, to assist in the review of strategic alternatives, including advice related to an unsolicited offer recently we received. In the review process, an independent committee of the board will consider a full range of possible alternatives, including, among other things, a possible sale, merger, strategic partnership or refinancing. We currently have no commitments or agreements with respect to any particular transaction, and there can be no assurance that our review of strategic alternatives will result in any transaction.

We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every four to six years. Our 2008 fiscal year ended on January 3, 2009, the 2007 fiscal year ended on December 29, 2007 and the 2006 fiscal year ended on December 30, 2006. Fiscal year 2008 consisted of 53 weeks, and each of fiscal years 2007 and 2006 consisted of 52 weeks.

The following table presents the number of studios open at the end of each fiscal period, and the approximate number of catalogs circulated, the approximate number of online sessions and the approximate average order during fiscal years 2008, 2007 and 2006:

	Fiscal Years
	2008	2007	2006
Number of studios, DWR:Tools for Living stores and outlets open at end of fiscal period	70	67	64
Number of catalogs circulated	5,195,000	6,102,000	5,970,000
Number of online sessions	7,482,000	8,348,000	5,751,000
Average order	$1,325	$1,400	$1,100

Results of Operations

Net Sales and Other Data

The following table presents our results from operations for fiscal years 2008, 2007 and 2006 as a percentage of net sales:

(amounts in thousands, except percentages)	Fiscal Year 2008	% of Net Sales	Fiscal Year 2007	% of Net Sales	Fiscal Year 2006	% of Net Sales
Net sales:	$178,903	100.0%	$193,936	100.0%	$178,142	100.0%
Cost of sales	100,798	56.3%	107,014	55.2%	103,681	58.2%

Gross margin	78,105	43.7%	86,922	44.8%	74,461	41.8%
Selling, general and administrative expenses	92,435	51.7%	87,651	45.2%	87,555	49.1%

Loss from operations	(14,330)	(8.0)%	(729)	(0.4)%	(13,094)	(7.3)%
Other income (expense), net	(238)	(0.1)%	1,778	0.9%	212	0.1%

Incomes (loss) before income taxes	(14,568)	(8.1)%	1,049	0.5%	(12,882)	(7.2)%
Income tax expense (benefit)	9,417	5.3%	726	0.3%	(4,593)	(2.5)%

Net income (loss)	$(23,985)	(13.4)%	$323	0.2%	$(8,289)	(4.7)%

Comparison of Fiscal Year 2008 to Fiscal Year 2007

Net Sales

Net sales consist of studio sales, online sales, phone sales, other sales and shipping and handling fees, net of actual and estimated returns by customers. Studio sales consist of sales of merchandise to customers from orders placed at our studios and sales at our DWR:Tools for Living stores, online sales consist of sales of merchandise from orders placed through our website, phone sales consist of sales of merchandise through the toll-free numbers associated with our printed catalogs, and other sales consist of warehouse sales and outlet sales. Warehouse sales consist of periodic clearance sales at our fulfillment center of product samples and returned product from our customers. Outlet sales consist of sales at our outlets of product samples, returned product from our customers and to a lesser degree full price product. Shipping and handling fees consist of amounts we charge customers for the delivery of merchandise.

(amounts in thousands, except percentages)	Fiscal Year 2008	% of Net Sales	Fiscal Year 2007	% of Net Sales	Change	% Change
Studio sales	$121,881	68.1%	$126,199	65.1%	$(4,318)	(3.4)%
Online sales	23,759	13.3%	29,004	15.0%	(5,245)	(18.1)%
Phone sales	15,364	8.6%	19,179	9.9%	(3,815)	(19.9)%
Other sales	6,951	3.9%	6,910	3.5%	41	0.6%
Shipping and handling fees	10,948	6.1%	12,644	6.5%	(1,696)	(13.4)%

Net sales	$178,903	100.0%	$193,936	100.0%	$(15,033)	(7.8)%

In the first six months of 2008, net sales had increased 1.4% from the prior comparable period in 2007. However, in the remainder of 2008 due to the recession, net sales decreased 16.1% from the prior comparable period that resulted in annual net sales decreasing $15,033,000, or 7.8%, to $178,903,000 in 2008, compared to $193,936,000 in 2007. The purchase of our products by customers is discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers. Accordingly, sales of our products have been and may continue to be adversely affected by the current unfavorable market and economic conditions.

The aggregated decrease in net sales is primarily comprised of a decrease of $4,318,000, or 3.4%, in studio sales, a decrease of $5,245,000, or 18.1%, in online sales, a decrease of $3,815,000, or 19.9%, decrease in phone sales, and a $1,696,000 decrease in shipping and handling fees. The decrease in the combined net sales of our three sales points (studio, online and phone) is related, in part, to a 7.9% decrease in the number of orders and 5.1% decrease in the number of units of shipped merchandise due to the impact of the unfavorable economy in the later part of 2008. We had 66 studios, two DWR:Tools for Living stores and two outlets open at the end of 2008 compared to 66 studios and one outlet open at the end of 2007.

Other sales increased $41,000, or 0.6%, compared to the same period last year. Sales generated from our outlets increased $738,000, partially offset by a decrease in warehouse sales of $660,000, related to a decrease in the number of warehouse sales events in 2008 compared to 2007. We have determined that clearance sales at our outlets are more effective at maintaining product margins than periodic warehouse sales. We converted one studio into an outlet in 2008 and we plan to open a West Coast outlet in the first quarter of 2009.

Shipping and handling fees received from customers for delivery of merchandise decreased $1,696,000, or 13.4%, to $10,948,000 in 2008, compared to $12,644,000 in 2007. This decrease is primarily attributable to the decrease in product sales and an increase in the amount of promotional free shipping.

Cost of Sales

Cost of sales decreased $6,216,000, or 5.8%, to $100,798,000 in 2008 from $107,014,000 in 2007. The decrease in cost of sales is primarily due to the decrease in sales. Cost of sales consists of cost of product sales and freight shipping costs. Cost of sales as a percentage of net sales, increased to 56.3% in 2008 from 55.2% in 2007. The increase in cost of sales as a percentage of net sales is partially attributable to warehouse sale event margins, which are lower than our margins for sales through our integrated sales points. We held a large warehouse sale in 2008, without a comparable event in 2007, for damaged and overstock inventory that included discounted prices and disposal of certain unsold inventory. In addition, the increase in cost of sales as a percentage of net sales is partially attributable to increased negative margins on shipping. Shipping costs exceeded shipping and handling fees by approximately $1,760,000 in 2008 compared to $767,000 in 2007. Increases in oil prices particularly during the summer of 2008 resulted in increases in our shipping expenses. We were not able to pass all of this increase on to our customers, which has adversely affected our shipping margins. In addition, increases in the amount of promotional free shipping resulted in decreased shipping and handling fees that negatively affected shipping margins.

Selling, General and Administrative Expenses (“SG&A”)

Selling, general and administrative expenses consist of studio, marketing, corporate and fulfillment center costs. Studio costs include salaries and studio occupancy costs. Marketing costs include consumer and online advertising expenses, and costs associated with publishing our catalogs. Corporate costs include salaries, occupancy costs, computer systems and web-site related costs and professional fees, among others. Fulfillment center costs include salaries, occupancy costs and charges for shipping merchandise from our fulfillment center to studios, DWR:Tools for Living stores, outlet and warehouse sales events. Our gross margins may not be comparable to those of other companies because some other companies include all of the costs related to their distribution network in cost of sales, while other companies, including us, may exclude a portion of those costs from gross margin, including them instead in other line items, such as selling, general and administrative expenses.

(amounts in thousands, except percentages)	Fiscal Year 2008	% of Net Sales	Fiscal Year 2007	% of Net Sales	Change	% Change
Salaries and benefits	$35,229	19.7%	$36,507	18.8%	$(1,278)	(3.5)%
Occupancy and related expense	26,883	15.0%	25,265	13.0%	1,618	6.4%
Catalog, advertising and promotion	13,972	7.8%	9,893	5.1%	4,079	41.2%
Other expenses	14,172	7.9%	11,382	5.9%	2,790	24.5%
Professional - legal, consulting, SOX	2,179	1.2%	4,604	2.4%	(2,425)	(52.7)%

Total SG&A	$92,435	51.7%	$87,651	45.2%	$4,784	5.5%

SG&A expenses increased $4,784,000, or 5.5%, to $92,435,000 in 2008 from $87,651,000 in 2007. As a percentage of net sales, SG&A expenses increased to 51.7% in 2008 from 45.2% in 2007, primarily attributable to the decrease in net sales and increased expenses described below. In response to lower sales following the economic downturn, in the fourth quarter of 2008 and January 2009 we undertook several initiatives to lower our expenses. We have restructured certain real estate lease contracts, reduced marketing and catalog expenses mainly with fewer planned catalog mailings and fewer pages, delayed implementation of a new ERP system, renegotiated certain support contracts and lowered outside contractor fees as well as headcount in all areas of the company. The total annualized reduction in expenses is expected to be approximately $18 million compared to 2008 levels.

•

Salaries and benefits expenses decreased $1,278,000, or 3.5%, to $35,229,000 in 2008 from $36,507,000 in 2007. This decrease is primarily related to an $845,000 decrease in commission and bonus expense, related in part, to the decrease in net sales, an $812,000 decrease in stock-based compensation expense, a $220,000 decrease in benefit expenses, partially offset, by a $602,000 increase salary and contract labor expenses. Incremental salaries and benefits expense related to two new studios and two new DWR:Tools for Living stores opened during 2008 and two studios opened in 2007, which operated less than 12 months in 2007, including pre-opening expenses, was approximately $1,021,000. Salaries and benefits expenses are expected to decrease in 2009 due to headcount reductions implemented in January 2009 with a planned reduction from 2008 of approximately $6,000,000. We plan to maintain a reduced headcount until we are confident that sales have stabilized and start returning to pre-recession levels.

•

Occupancy and related expenses increased $1,618,000, or 6.4%, to $26,883,000 in 2008 compared to $25,265,000 in 2007. This increase is primarily due to a $2,464,000 increase in rent and related operating expenses, of which $1,804,000 is associated with two new studios and two new DWR:Tools for Living stores opened during 2008, one relocated studio with increased occupancy and relocation expenses, and two studios opened in 2007 which did not operate during the entire year in 2007. This increase was partially offset by a decrease of approximately $840,000 in depreciation expense, primarily attributable to leasehold and information technology system assets becoming fully depreciated. Occupancy and related expense is expected to increase in 2009 as the result of two recently opened studios and two DWR:Tools for Living stores being open for a full year. We have been negotiating with landlords to reduce cash occupancy costs including deferring cash rent payments, but there can be no assurances that such negotiations will be successful.

•

Catalog, advertising and promotions expenses increased $4,079,000, or 41.2%, to $13,972,000 in 2008 from $9,893,000 in 2007. This increase is primarily related to a $3,904,000 increase in catalog expense and a $156,000 increase in visual, prototypes and sample expenses. Direct response catalog costs were recorded as prepaid catalog costs and during the first nine months of 2008 and all of 2007 were amortized over their expected period of future benefit of approximately four months. In accordance with Statements of Position of the Accounting Standards Division No. 93-7, Reporting on Advertising Costs (“SOP 93-7”), advertising costs must be expensed unless the advertising elicits sales to customers. During the fourth quarter 2008, we no longer adequately tracked the required information required by SOP 93-7. Consequently, catalog costs were expensed as the catalogs were distributed resulting in approximately $1,140,000 of increased catalog expense in 2008. Of the remaining increase in catalog amortization expense, approximately $874,000 is attributable to catalogs distributed prior to December 29, 2007 and approximately $1,890,000 is primarily attributable to increased costs of our 2008 catalogs compared to our 2007 catalogs. The increased costs of our 2008 catalogs are primarily related to increased paper, printing and distribution costs. The number of catalogs we distributed in 2008 was 15% less than in 2007. However, the cost savings from the decrease in circulation was partially offset by a 13% increase in the total number of pages of all catalogs distributed in 2008 over 2007. In 2009, we plan to reduce overall spending on catalogs and advertising from 2008 by approximately $9,000,000 based on our initiative to lower our expenses including reduced advertising and fewer planned catalog mailings and fewer pages.

•

Other SG&A expenses increased $2,790,000, or 24.5%, to $14,172,000 in 2008 compared to $11,382,000 in 2007. The increase is partially due to charges of $532,000 for impairment of leasehold improvements and future rent payment liabilities; a $595,000 increase in the cost of distributing merchandise to our warehouse sales events, studios, and new DWR:Tools for Living stores; a $349,000 increase in software and website-related expenses; a $290,000 increase in travel-related expense; a $352,000 increase in workers compensation expense; a $272,000 increase in bad debt expense; and a $110,000 increase in telephone and telecommunication expense. We closed our Las Vegas studio, which resulted in an impairment charge of $94,000 related to leasehold improvements. In addition, we recorded a charge of $264,000 in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”), for costs that will continue to be incurred under the lease agreement for the remaining term without economic benefit to us, which was measured at the lease’s fair value at the cease-use date on October 10, 2008. We recorded an impairment charge of $174,000 related to leasehold improvements for one other studio due to the inability of that studio to demonstrate that it could generate future positive cash flows in excess of operating expenses. In 2009, we plan to reduce overall spending in other SG&A expenses from 2008 by approximately $3,000,000 based on our initiative to lower our expenses including reduced travel-related expense, information technology expenses and costs of distributing merchandise to our warehouse sales events, studios, and DWR:Tools for Living stores.

•

Professional, accounting, legal and SOX expenses decreased $2,425,000, or 52.7%, to $2,179,000 in 2008 compared to a $4,604,000 in 2007. The decrease is primarily due to a $2,575,000 decrease in accounting and consulting fees directly related to SEC reporting and SOX compliance, partially offset, by a $167,000 increase in legal expenses. For Form 10-K SEC reporting purposes, we are classified as a non-accelerated filer in 2008 based on the aggregate market value of our common stock held by non-affiliates as of the end of our second fiscal quarter. We were classified as an accelerated filer for the 2007 Form 10-K filing. Consequently, audit and related fees decreased as we are no longer required to include a report of independent registered public accounting firm of internal control over financial reporting in our 2008 Form 10-K filing.

Interest and Other Income and Expenses

Interest income decreased $203,000 to $182,000 in 2008 compared to $385,000 in 2007, primarily due to lower interest rates and less invested capital. Interest expense decreased $304,000 to $321,000 in 2008 compared to $625,000 in 2007, primarily due to lower interest rates. Other expense was $99,000 in 2008 compared to other income of $2,018,000 in 2007. Other expense in 2008 primarily consists of foreign currency exchange losses related to currency fluctuations. Other income in 2007 primarily consists of a net gain of approximately $2,184,000 after related expenses as a result of the early termination of a studio lease per an agreement between us and the landlord and list rental income of $68,000, partially offset, by foreign currency exchange losses of $267,000.

Income Taxes

We recorded income tax expense of $9,417,000 in 2008 compared to $726,000 in 2007. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Accordingly, after the extent of losses sustained in 2008, we recorded an income tax expense of $9,417,000 in 2008 due to a 100% valuation allowance established on the net deferred tax asset because it is more likely than not that this asset will not be realized in the future. The valuation allowance was $14,813,000 as of January 3, 2009. The income tax expense in 2007 is primarily related to profitability in 2007. We have net operating loss carry-forwards of approximately $11,520,000 and $18,776,000 as of January 3, 2009 for federal and state income taxes, respectively. These net operating loss carryforwards will generally expire between fiscal years 2025 and 2028 except for California state net operating loss carryforwards which will expire between 2017 and 2020. The effective tax rate for 2008 was (65.1%), which varies from the 34.0% statutory rate primarily due to the valuation allowance established on our net deferred tax asset, the effects of state income taxes and stock based compensation expense related to incentive stock options which is not deductible for tax purposes.

Comparison of Fiscal Year 2007 to Fiscal Year 2006

Net Sales

(amounts in thousands, except percentages)	Fiscal Year 2007	% of Net Sales	Fiscal Year 2006	% of Net Sales	Change	% Change
Studio sales	$126,199	65.1%	$107,963	60.6%	$18,236	16.9%
Online sales	29,004	15.0%	30,004	16.8%	(1,000)	(3.3)%
Phone sales	19,179	9.9%	19,441	10.9%	(262)	(1.3)%
Other sales	6,910	3.5%	5,132	2.9%	1,778	34.6%
Shipping and handling fees	12,644	6.5%	15,602	8.8%	(2,958)	(19.0)%

Net sales	$193,936	100.0%	$178,142	100.0%	$15,794	8.9%

Net sales increased $15,794,000, or 8.9%, to $193,936,000 in 2007, compared to $178,142,000 in 2006. The increase in net sales was primarily related to an $18,236,000 increase in studio sales and a $1,778,000 increase in other sales. The increase in sales was related to a higher average unit retail, in part due to price increases and product mix. Comparing 2007 to 2006, the average order increased by approximately 27%, partially offset, by an 11% decrease in the number of orders.

The increase in studio sales in 2007 was attributable to the incremental sales of approximately $7,088,000 generated from seven studios opened in 2006 which operated less than 12 months in 2006 and the three new studios opened during 2007. In addition, the increase in studio sales was related to price increases and product mix as we sold more higher-priced merchandise. We had 66 studios and one outlet open at the end of 2007 compared to 63 studios and one outlet open at the end of 2006.

Other sales increased $1,778,000, or 34.6%, in 2007 compared to 2006. This increase in other sales was primarily related to an increase of $2,643,000 in sales generated from our outlet that opened at the end of the second quarter 2006. This increase was partially offset by the decrease in warehouse sales of $859,000 primarily related to a large warehouse sales event in 2006 that was not repeated in 2007.

Online sales decreased by $1,000,000, or 3.3%, and phone sales decreased $262,000, or 1.3%, in 2007 compared to 2006. The decreases in online and phone sales resulted from lower average orders and a decrease in the number of orders in 2007 compared to 2006.

Shipping and handling fees received from customers for delivery of merchandise decreased $2,958,000, or 19.0%, to $12,644,000 in 2007, compared to $15,602,000 in 2006. This decrease was primarily attributable to our generally charging lower shipping and handling fees to our customers and eight free shipping promotions during 2007 compared to four free shipping promotions during 2006.

Cost of Sales

Cost of sales increased $3,333,000, or 3.2%, to $107,014,000 in 2007 from $103,681,000 in 2006. The increase in cost of sales was due to the increase in sales. As a percentage of net sales, cost of sales decreased to 55.2% in 2007 from 58.2% in 2006. Cost of sales consists of cost of product sales and freight shipping costs. Of the 3.0 percentage points decrease in cost of sales as a percentage of net sales, 2.2 percentage points were attributable to product-related margin improvements and 0.8 percentage points were attributable to lower freight shipping fees and costs in 2007 compared to 2006. Shipping fees decreased by 19.0% and shipping costs decreased by 17.2% in 2007 compared to 2006. Consequently, with product revenues increasing, shipping fees were a proportionally smaller component of revenues in 2007 compared to 2006 resulting in an overall margin improvement of 0.8 percentage points.

Selling, General and Administrative Expenses

(amounts in thousands, except percentages)	Fiscal Year 2007	% of Net Sales	Fiscal Year 2006	% of Net Sales	Change	% Change
Salaries and benefits	$36,507	18.8%	$34,356	19.3%	$2,151	6.3%
Occupancy and related expense	25,265	13.0%	26,108	14.7%	(843)	(3.2)%
Catalog, advertising and promotion	9,893	5.1%	10,623	5.9%	(730)	(6.9)%
Other expenses	11,382	5.9%	10,542	5.9%	840	8.0%
Professional - legal, consulting, SOX	4,604	2.4%	5,926	3.3%	(1,322)	(22.3)%

Total SG&A	$87,651	45.2%	$87,555	49.1%	$96	0.1%

SG&A expenses increased $96,000, or 0.1%, to $87,651,000 in 2007 from $87,555,000 in 2006. Overall SG&A expenses were essentially unchanged in 2007 from 2006 because of our efforts to contain those expenses. As a percentage of net sales, SG&A expenses decreased to 45.2% in 2007 from 49.1% in 2006, which was primarily due to our increased sales. Changes in the components of SG&A expenses are primarily due to the following:

•

Salaries and benefits expenses increased $2,151,000, or 6.3%, to $36,507,000 in 2007 from $34,356,000 in 2006. This increase was primarily related to a $1,551,000 increase in salary and contract labor expenses, a $1,046,000 increase in commission and bonus expense in part related to the increase in net sales, and a $344,000 increase in stock-based compensation expense, partially offset, by a $843,000 decrease in severance costs. Of the increase in salaries and benefits expenses noted above, approximately $1,446,000 was related to the seven studios and one outlet opened in 2006 which operated less than 12 months in 2006 and the three new studios opened during 2007.

•

Occupancy and related expenses decreased $843,000, or 3.2%, to $25,265,000 in 2007 compared to $26,108,000 in 2006. This decrease was primarily due to a $1,863,000 decrease in depreciation expense, of which $2,263,000 was related to our information technology system, which was fully depreciated in the first quarter 2007; partially offset, by a $308,000 increase in depreciation expense as a result of the change in the estimated useful life of assets related to the early termination of a studio lease. This decrease was further offset by a $776,000 increase in rent and related operating expenses associated with the seven studios and one outlet opened in 2006 which operated less than 12 months in 2006 and the three new studios opened during 2007.

•

Catalog, advertising and promotions expenses decreased $730,000, or 6.9%, to $9,893,000 in 2007 from $10,623,000 in 2006. This decrease was primarily related to a $1,916,000 decrease in catalog expense and a $384,000 decrease in visual, prototypes and sample expenses, partially offset, by a $1,539,000 increase in media advertising and promotions. Catalog expenditures during 2007 were approximately $100,000 less per catalog than in 2006. Four catalogs were delivered to our customers in the fourth quarter 2007 compared to three catalogs being delivered during the fourth quarter 2006, and the catalogs were delivered at later dates in 2007 compared to 2006, resulting in less amortization expense prior to year end and higher prepaid catalog costs at year end.

•

Other SG&A expenses increased $840,000, or 8.0%, to $11,382,000 in 2007 compared to $10,542,000 in 2006. The increase was primarily due to a $345,000 increase in software and website-related expenses, a $317,000 increase in sales related merchant fees and a $264,000 increase in studio distribution expense.

•

Professional, accounting, legal and SOX expenses decreased $1,322,000, or 22.3%, to $4,604,000 in 2007 compared to a $5,926,000 in 2006. The decrease was primarily due to a $725,000 decrease in accounting and consulting fees directly related to SEC reporting and SOX compliance, $495,000 decrease in legal expenses and a $105,000 decrease in public company reporting costs.

Interest and Other Income and Expenses

Interest income increased $78,000 to $385,000 in 2007 compared to $307,000 in 2006, primarily due to higher yielding investments in 2007 compared with 2006. Invested capital in 2007 was slightly lower than in 2006. During the third quarter 2006, we liquidated our municipal bonds portfolio and invested our capital in a higher yielding bank money market account. Interest expense increased $373,000 to $625,000 in 2007 compared to $252,000 in 2006, primarily due to higher balances outstanding under our loan agreements in 2007 compared with 2006. Other income primarily consists of a net gain of $2,184,000 after related expenses as a result of the early termination of a studio lease per an agreement between us and the landlord and list rental income of $68,000, partially offset, by foreign currency exchange losses of $267,000.

Income Taxes

In 2007, we recorded income tax expense of $726,000 compared to income tax benefit of $4,593,000 in 2006. The income tax expense in 2007 was primarily related to profitability in 2007 compared to a net loss before tax benefit in 2006.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents were $8,684,000 and $5,651,000 as of January 3, 2009 and December 29, 2007, respectively.

Working capital

Working capital was $9,491,000 and $24,210,000 as of January 3, 2009 and December 29, 2007, respectively. The decrease in working capital is primarily the result of increased borrowings of $13,949,000 under the loan agreement in 2008.

Cash flows

Net cash provided by (used in):

	Fiscal Years
(amounts in thousands)	2008	2007	2006
Operating activities	$(3,606)	$5,062	$509
Investing activities	(6,974)	(5,685)	1,541
Financing activities	13,613	(521)	1,317

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $3,606,000 in 2008 compared to $5,062,000 provided in 2007 and $509,000 provided in 2006. The net cash used in operating activities in 2008 was primarily attributable to the net loss from operations in 2008 resulting from decreased sales in the second half of 2008 and higher SG&A expenses.

The net cash provided by operating activities in 2007 was primarily attributable to positive net income from operations in 2007 resulting from increased revenues, improved gross margins, improved SG&A expense control and a $2,184,000 net cash receipt due to the early termination of a studio lease.

The net cash provided by operating activities in 2006 was primarily the result of the net loss of $8,289,000 adjusted for non-cash depreciation and amortization expense of $8,919,000 and stock-based compensation expense of $1,926,000 and a decrease in other assets of $1,516,000 offset by an increase in inventory of $2,610,000.

Net Cash Provided by (Used in) Investing Activities

Cash used in investing activities was primarily for the purchases of property and equipment in 2008, 2007 and 2006, and cash provided by investing activities was from the net proceeds of investments in 2006. Purchases of property and equipment for our studios and new information technology systems were $6,974,000, $5,688,000 and $8,128,000 in fiscal years 2008, 2007 and 2006, respectively. During 2008, we opened two new studios and two DWR:Tools for Living stores, relocated one studio, converted one studio into an outlet and closed one studio. In addition in 2008, we converted our website on to a new platform, installed a new warehousing and distribution system at our fulfillment center and installed a new point-of-sale systems at our Secaucus, N.J. outlet and new DWR:Tools for Living stores. We opened three studios and one replacement studio in 2007 and seven studios and one outlet in 2006. The net proceeds from investments were $9,650,000 in 2006. We had no proceeds from the sale of investments in 2008 and 2007.

We financed purchases of property and equipment primarily through borrowings under revolving line of credit facility in 2008, cash flows provided by operations in 2007 and the sale of financial investments in 2006. In 2009, we anticipate that our investment in property and equipment will be less than approximately $1,000,000 primarily to open one new outlet in the first quarter 2009 and relocate one studio in the second quarter 2009. We plan to finance these investments in 2009 from borrowings under our revolving line of credit facility.

Net Cash Provided by (Used in) Financing Activities

In 2008, cash provided by financing activities was primarily from borrowings under our revolving line of credit facility of $13,949,000 and cash use in financing activities was for repayment of long-term obligations of $376,000. Net cash used in financing activities in 2007 was primarily for repayment of long-term obligations of $561,000. Net cash provided by financing activities in 2006 was comprised of $1,068,000 from financing our new technology system and $385,000 in issuance of common stock pursuant to our employee stock option plan and to a lesser extent the employee stock purchase plan.

Cash Availability and Liquidity

As of January 3, 2009, we had available $10,078,000 in working capital resources for our future cash needs as follows:

•	approximately $8,684,000 in cash and cash equivalents; and

•	approximately $1,394,000 available for advances under our revolving line of credit facility.

In response to lower sales following the economic downturn in 2008, in the fourth quarter of 2008 and January 2009 we undertook several initiatives to lower our expenses. We have restructured certain real estate lease contracts, reduced marketing and catalog expenses mainly with fewer planned catalog mailings and fewer pages, renegotiated certain support contracts and lowered outside contractor fees as well as headcount in all areas of the company. The total annualized reduction in expenses is expected to be approximately $18 million compared to 2008 levels. We also plan to reduce inventory levels significantly from year-end 2008 levels to generate additional liquidity.

We believe that our sources of cash, including our existing cash and cash equivalent balances, our anticipated cash flows from operations and availability under our revolving line of credit facility, will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

In the fourth quarter 2008 and first quarter 2009, bank commissioned appraisals determined that the net liquidation value of our inventories had declined due to general market conditions and, as a result, our advance rates were reduced which constricts the availability of borrowings under the line of credit. The availability of borrowings may continue to decrease if general market conditions decline further. In addition, Wells Fargo increased discretionary reserves by $1,500,000 in the first quarter of 2009.

On March 18, 2009, we entered into a first amendment to the Loan Agreement and a securities account availability agreement with Wells Fargo in which Wells Fargo increased the amount of advances otherwise available to us by $1,000,000 in exchange for our granting Wells Fargo collateral rights on a deposit account with a balance of approximately $4,678,000. From such accounts, Wells Fargo will permit us to withdraw amounts in excess of $2,000,000 so long as no default or event of default has occurred. In addition, Wells Fargo rescinded its decision to require additional discretionary reserves of $1,500,000.

Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. To date, we have experienced no loss or lack of access to our cash. Our cash from customers is primarily received through credit card processing companies. To date, we have experienced no delays or lack of access to credit card cash receipts. However, there can be no assurance that access to our cash and cash receipts will not be impacted by adverse conditions in the financial markets.

As a result of the challenging market and economic conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. In addition, many vendors in our industry have begun to provide less favorable payment terms. Continued turbulence in the United States and international markets and economies may adversely affect the liquidity and financial condition of our lenders, vendors and our access to credit from our lenders and vendors. If these market conditions continue, they may limit our ability, and the ability of our lenders and vendors to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in an adverse effects on our liquidity, financial condition and results of operations.

In the United States, recent market and economic conditions have been unprecedented and challenging with tighter credit conditions, and more frequent and lower reappraisals of inventories on which advance rates under our credit line are determined. In addition, large financial institutions have declared bankruptcy or are under government conservatorship. There can be no assurance that access to our working capital line of credit will not be impacted by adverse conditions in the financial markets.

We are currently in compliance with all of our debt covenants. Our ability to stay in compliance with all of our debt covenants and to fund our operations and anticipated capital expenditures in the future will depend on our future operations, performance and cash flows and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that Wells Fargo will not demand repayment of the line of credit or take assets secured by our borrowing.

Commitments and Contractual Obligations

On February 2, 2007, we entered into a Loan, Guaranty and Security Agreement, or the Loan Agreement, with Wells Fargo Retail Finance, LLC, or Wells Fargo, which replaced the previous loan with Wells Fargo HSBC Trade Bank, N.A. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20,000,000 which may be increased to $25,000,000 at our option, provided we are not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5,000,000. The amount we may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Advance rates under the credit line are, in part, determined by third party appraisals of the net liquidation value of our inventories. Borrowings are secured by the right, title and interest to all of our personal property, including cash, accounts receivable, inventory, equipment, fixtures, general intangibles and intellectual property. The Loan Agreement contains various restrictive covenants, including maximum availability, which is the amount we may borrow under the Loan Agreement, less certain outstanding obligations, plus certain cash and cash equivalents, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures we may incur in any fiscal year. We are currently in compliance with all of these restrictive covenants.

In the fourth quarter 2008 and first quarter 2009, bank commissioned appraisals determined that the net liquidation value of our inventories had declined due to general market conditions and, as a result, our advance rates were reduced which constricts the availability of borrowings under the line of credit. The availability of borrowings may continue to decrease if general market conditions decline further. Wells Fargo increased discretionary reserves by $1,500,000 in the first quarter of 2009.

On March 18, 2009, we entered into a first amendment to the Loan Agreement and a securities account availability agreement with Wells Fargo in which Wells Fargo increased the amount of advances otherwise available to us by $1,000,000 in exchange for our granting Wells Fargo collateral rights on a deposit account with a balance of approximately $4,678,000. From such accounts, Wells Fargo will permit us to withdraw amounts in excess of $2,000,000 so long as no default or event of default has occurred. In addition, Wells Fargo rescinded its decision to require additional discretionary reserves of $1,500,000.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability and the unused credit line fee is 0.3%. In the event of default, our interest rates are increased by approximately two percentage points. As of January 3, 2009, we had $13,949,000 in outstanding borrowings under the revolving credit line and $1,439,000 in outstanding letters of credit. Approximately $1,394,000 was available for advances under the revolving credit line as of January 3, 2009.

We have various other notes payable, which consist primarily of unsecured equipment financing loans. In June 2006, we financed a portion of our new information technology project with a three year promissory note of approximately $1,000,000 with an interest rate of approximately 2.0%. In accordance with APB Opinion No. 21 “Interest on Receivables and Payables,” or APB 21, we discounted this note to its fair value. The discounted portion of approximately $58,000 is being amortized as interest expense over the life of the note using the effective interest method. As of January 3, 2009, outstanding borrowings under these notes were $198,000 with interest rates ranging from 2% to 6.75%. These notes mature in 2009.

We entered into equipment leases during fiscal years 2008 and 2007 with remaining capitalized lease obligation payments of $307,000 including interest and principal as of January 3, 2009.

As of January 3, 2009, inventory purchase obligations related to open purchase orders were approximately $10,740,000, commitments for furniture, fixtures, and leasehold improvements related to studios were approximately $193,000, and commitments for software licenses, software maintenance, hosting, and development services for various information technology systems and website were approximately $1,790,000.

The following table presents our contractual obligations as of January 3, 2009:

	Payment Due
(in thousands)	2009	2010 and 2011	2012 and 2013	Thereafter	Total
Operating lease obligations (1)	$15,383	$27,569	$25,897	$22,627	$91,476
Borrowings under loan agreement	13,949	—	—	—	13,949
Purchase obligations (2)	12,723	—	—	—	12,723
Documentary and standby letters of credit	1,439	—	—	—	1,439
Capital lease obligations	66	132	109	—	307
Long-term debt obligations	198	—	—	—	198

Total	$43,758	$27,701	$26,006	$22,627	$120,092

(1)	Operating lease obligations consist of office, studio and fulfillment center lease obligations.
(2)	Purchase obligations primarily relate to commitments for inventory on open purchase orders.

Off-Balance Sheet Arrangements

Through January 3, 2009, we did not have any relationships with entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

Inventory

Inventory consists of finished goods purchased from third-party manufacturers and estimated inbound freight costs. Inventory on hand is carried at the lower of cost or market. Cost is determined using the average cost method. We write down inventory below cost to the estimated market value when necessary, based upon management’s assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. Although our actual inventory write-downs historically have not differed materially from estimated inventory write-downs, in the future, actual inventory write-downs may differ materially from our reserves. As of January 3, 2009 and December 29, 2007, we had inventory of $36,596,000 and $37,820,000, respectively, net of write-downs of $1,844,000 and $2,166,000, respectively.

Inventory-in-transit

Total inventory includes inventory-in-transit that consists primarily of finished goods purchased from third-party manufacturers that are in-transit from the vendor to us when terms are FOB shipping point and estimated inbound freight costs. Inventory-in-transit also includes those goods that are in-transit from us to our customers. Inventory-in-transit is carried at cost. Inventory-in-transit was $3,203,000 and $5,306,000 as of January 3, 2009 and December 29, 2007, respectively.

Accrued freight

We estimate inbound and outbound freight costs based upon an analysis and review of our historical freight costs. These costs may vary due to the actual weight and size of the product shipped as well as added fuel surcharges.

Revenue Recognition

We recognize revenue on the date on which we estimate that the product has been received by the customer and retain title to items and bear the risk of loss of shipments until delivery to our customers. We recognize shipping and handling fees charged to customers in net sales at the time products are estimated to have been received by customers. We take title to items drop shipped by vendors at the time of shipment and bear the risk of loss until delivery to customers. We use third-party freight carrier information to estimate standard delivery times to various locations throughout the United States and Canada. We record as deferred revenue the dollar amount of all shipments for a particular day, if based upon our estimated delivery time, such shipments, on average, are expected to be delivered after the end of the reporting period. As of January 3, 2009 and December 29, 2007, deferred revenue was $1,162,000 and $325,000, respectively, and related deferred cost of sales was $572,000 and $173,000, respectively.

Sales are recorded net of expected product returns by customers. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends, changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount, less any reserve for estimated scrap. The reserves for estimated product returns were $573,000 and $654,000 as of January 3, 2009 and December 29, 2007, respectively.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Management considers the following circumstances and events to assess the recoverability of carrying amounts: 1) a significant adverse change in the extent or manner in which long-lived assets are being used or in their physical condition, 2) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, 3) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, and 4) a current expectation that, more likely than not, the long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, a loss is recognized equal to the difference between the carrying value and the fair value of the assets.

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

Income Taxes

Income taxes are computed using the asset and liability method under FAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws currently in effect. We estimate a valuation allowance on our deferred tax assets if it is more likely than not that they will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We recorded income tax expense of $9,417,000 in 2008 due to a 100% valuation allowance established on the net deferred tax asset because of the it is more likely than not that this asset will not be realized in the future. The valuation allowance was $14,813,000 as of January 3, 2009.

Derivative and Hedging Activities

Our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates. To mitigate our foreign currency exchange rate risk, we purchased foreign currency contracts to pay for merchandise purchases based on forecasted demand. The objective of our foreign exchange risk management program is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on currency contract derivatives used to hedge those exposures. We maintain comprehensive hedge documentation that defines the hedging objectives, practices, procedures and accounting treatment. Our hedging program and derivative positions and strategy are reviewed on a regular basis by management.

We apply FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, for derivative instruments. FAS No. 133 requires that all derivatives be recorded at fair value on our balance sheet, including embedded derivatives. We record derivatives related to cash flow hedges for foreign currency at fair value on our balance sheet, including embedded derivatives. We implemented a new hedging strategy in the first quarter 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Foreign currency contracts entered into during January 2007 through April 2007 were not designated as cash flow hedge contracts. We accounted for non-hedge foreign currency contracts on a monthly basis by recognizing the net cash settlement gain or loss in other income (expense) and adjusting the carrying amount of open contracts to fair value by recognizing any corresponding gain or loss in other income (expense). In the second quarter 2007, we developed policies and procedures that met the criteria for cash flow hedge accounting. Foreign currency contracts entered into from May 2007 through December 2008 were designated as cash flow hedge contracts and were accounted for on a monthly basis by adjusting the carrying amount of open designated contracts to fair value by recognizing any corresponding gain or loss in other comprehensive income (loss) and recognizing the net cash settlement gain or loss in other comprehensive income (loss). Subsequently, these net cash settlement gains or losses are being recognized in cost of sales as the underlying hedged inventory is sold in each reporting period. In the statements of cash flows, net cash settlement gain or loss is included in operating cash flows as changes in other assets, and as customer deposits and other liabilities. We discontinued our hedging activities during the fourth quarter 2008 resulting in no open contracts as of January 3, 2009. Open hedge contracts were revalued to their fair value resulting in $51,000 in other current assets as of December 29, 2007. Derivatives used to manage financial exposures for foreign exchange risks generally matured within one year.

Management evaluates hedges for effectiveness, and for derivatives that are deemed ineffective, the ineffective portion is reported through earnings. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. We did not record any amounts for ineffectiveness in 2008 and 2007. We recorded $69,000 for ineffectiveness in 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“FAS 157”). This statement clarifies the definition of fair value and the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. We adopted provisions of FAS 157 on December 30, 2007, the first day of our 2008 fiscal year, related to financial assets and liabilities, and other assets and liabilities carried at fair value on a recurring basis. The adoption of FAS 157 did not have a material effect on our financial condition or results of operations. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective for us on January 4, 2009, the first day of our 2009 fiscal year. We are currently evaluating the impact that these additional FAS 157 provisions will have on our financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which replaces FAS No. 141, Business Combinations. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Since we have no plans for business combination, our adoption of FAS 141(R) will not have any impact on the reporting of our results of operations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and that this minority interest be recorded separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Since we do not have any consolidated subsidiaries, our adoption of ARB No. 51 will not have any impact on the reporting of our results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. FAS 161 is intended to enhance the current disclosure framework in FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since FAS 161 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of FAS 161 will not have any impact on the reporting of our results of operations.

In April 2008, the FASB issued FAS Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Since we have no significant intangible assets, our adoption of FSP 142-3 will not have any impact on the reporting of our results of operations.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). Under FAS 162, the Generally Accepted Accounting Principles (“GAAP”) hierarchy will now reside in the accounting literature established by the FASB. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We anticipate that this statement will not have a significant impact on the reporting of our results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

In 2008, we generated approximately 98% of our net sales in U.S. dollars, but we purchased approximately 36% of our product inventories from manufacturers in foreign countries with 25% of our product inventory purchases being paid for in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, the effective cost for our product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of sales and decrease our gross margin.

We purchased foreign currency forward contracts to hedge our foreign currency risk in 2008. In 2008, the value of the dollar increased approximately 5% relative to the Euro resulting in losses on some of those contracts and as a result we discontinued purchasing hedge contracts at the end of 2008. We do not hold any foreign currency forward contracts as of January 3, 2009. A hypothetical 1% increase or decrease in the Euro exchange rate with the dollar on January 3, 2009 would result in approximately $158,000 change to cost of sales in 2009 if the amount of Euro dominated purchases remained the same in 2009 as 2008.

Interest Rate Risk

We have interest payable on our revolving line of credit. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate or LIBOR plus 1.25% to 1.75% based upon average availability. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the future financing requirements. As of January 3, 2009, we had $13,949,000 of outstanding borrowings under the revolving credit line at an interest rate of 3.25%. A hypothetical increase or decrease in interest rates by one percentage point would result in approximately $140,000 change to our interest expense in 2009 at the year-end outstanding balance amount.

Item 8. Financial Statements and Supplementary Data

See the list of financial statements filed with this report under Item 15 below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that control deficiencies which constituted material weaknesses at January 3, 2009 as discussed in subsection (b) below, continued to exist in our internal control over financial reporting as of the end of the period covered by this report. As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report at the reasonable assurance level. In light of the material weaknesses described below, we performed additional analyses and other post-closing procedures to determine that our financial statements included in this report were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Monitoring

We had an entity level material weakness related to insufficient oversight procedures performed by management of the Company’s internal controls. We did not maintain processes to verify that internal controls over financial reporting were performed correctly or in a timely and consistent basis.

As a result of this conclusion, management performed significant additional substantive review of those areas described above where it identified material weaknesses to gain assurance that the financial statements as included herein are fairly stated in all material respects.

(c)	Management’s Remediation Initiatives

We continue to evaluate the deficiencies that were identified during the year. We continue to remediate the remaining deficiencies.

To facilitate some of the improvements in the internal control environment, we initiated the implementation of a new ERP system during the year. However, the implementation was placed on hold in January 2009 until we have available resources to resume implementation.

Our management has discussed the material weaknesses described above and other deficiencies with our Audit Committee. In an effort to remediate the identified material weaknesses and other deficiencies, we have initiated and/or taken action to remediate material weaknesses related to the following areas:

Control Activities

We have developed a process to review material contracts for appropriate financial statement treatment and disclosure and are in the process of implementing it. Specifically, in the fourth quarter 2008 we have reviewed material contracts related to new real estate leases, real estate lease amendments, website and information systems, and capitalized leases to adequately account for their financial impact.

Monitoring

During the second and third quarter, we initiated self testing and evaluation by process owners. During this time period, we completed testing and evaluation of major business processes. When a deficiency was discovered, we followed up with the parties involved and monitored corrective action and confirmed the control has been corrected and updated.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(d)	Changes in Internal Control over Financial Reporting

Other than these implementations, the improvements in our control environment over the past year and the internal control implementation currently underway as discussed above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item may be found in the Proxy Statement for our 2009 Annual Meeting of Stockholders, which will be filed within 120 days following the end of our fiscal year ended January 3, 2009. Such information is incorporated herein by reference. Certain documents relating to the registrant’s corporate governance, including the Code of Business and Ethics, which is applicable to the registrant’s directors, officers and employees and the charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of the registrant’s Board of Directors, are available on the registrant’s website at http://www.dwr.com.

Item 11. Executive Compensation

The information required by this Item may be found in the Proxy Statement for our 2009 Annual Meeting of Stockholders, which will be filed within 120 days following the end of our fiscal year ended January 3, 2009. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item may be found in the Proxy Statement for our 2009 Annual Meeting of Stockholders, which will be filed within 120 days following the end of our fiscal year ended January 3, 2009. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item may be found in the Proxy Statement for our 2009 Annual Meeting of Stockholders, which will be filed within 120 days following the end of our fiscal year ended January 3, 2009. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item may be found in the Proxy Statement for our 2009 Annual Meeting of Stockholders, which will be filed within 120 days following the end of our fiscal year ended January 3, 2009. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in this report:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Supplementary Data

Unaudited Quarterly Financial Data

Exhibits

Exhibits. The following exhibits are filed as a part of this report or are incorporated by reference to exhibits previously filed.

Exhibit Number	Exhibit Title
3.01(1)	Amended and Restated Certificate of Incorporation
3.02(2)	Amended and Restated Bylaws
3.03(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of Design Within Reach, Inc.
4.01(3)	Form of Common Stock Certificate
4.02(3)	Rights Agreement, dated as of May 23, 2006, among Design Within Reach, Inc. and American Stock Transfer and Trust Company, N.A., as Rights Agent, including the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Design Within Reach, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
4.03(4)	First Amendment dated December 13, 2007 to Rights Agreement dated May 23, 2006 between Design Within Reach, Inc. and American Stock Transfer and Trust Company
4.04(5)	Second Amendment dated February 12, 2009 to Rights Agreement dated May 23, 2006 between Design Within Reach, Inc. and American Stock Transfer and Trust Company
10.01(1)	Form of Indemnification Agreement entered into by Design Within Reach, Inc. and its directors and executive officers
10.02(6)	Credit Agreement, dated as of December 23, 2005, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.
10.03(1)	Sublease Agreement, dated October 23, 2003, by and between National Broadcasting Company, Inc. and Design Within Reach, Inc.
10.04(1)	Lease Agreement, dated October 2, 2003, by and between Dugan Financing LLC and Design Within Reach, Inc.

Exhibit Number	Exhibit Title
10.05(1)	Design Within Reach, Inc. 1999 Stock Plan, amended as of October 29, 2003
10.06(7)	Design Within Reach, Inc. 2004 Equity Incentive Award Plan
10.07(1)	Design Within Reach, Inc. Employee Stock Purchase Plan
10.08(1)	Private Label Credit Card Program Agreement, dated as of November 13, 2003, between World Financial Network National Bank and Design Within Reach, Inc.
10.09(8)	Third Amendment to Credit Agreement, dated as of June 3, 2004, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.
10.10(9)	Form of Option Agreement under Design Within Reach, Inc. 2004 Equity Incentive Award Plan
10.11(10)	Loan Guaranty and Security Agreement among Design Within Reach, Inc., the Lenders thereto and Wells Fargo Retail, Finance, LLC, as Administrative Agent, dated as of February 2, 2007
10.12(11)	Employment Agreement dated March 31, 2008 between Design Within Reach, Inc. and Ray Brunner
10.13(12)	First Amendment to Loan Guaranty and Security Agreement among Design Within Reach, Inc., the Lenders thereto and Wells Fargo Retail, Finance, LLC, as Administrative Agent, dated as of March 18, 2009
10.14	Offer Letter dated November 13, 2008 between Design Within Reach, Inc. and Theodore R. Upland III
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.
(2)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.
(3)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on May 25, 2006.
(4)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on December 14, 2007.
(5)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on February 13, 2009.
(6)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on April 17, 2006.
(7)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 333-113903) filed on May 17, 2004, as amended.
(8)	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (No. 333-113903) filed on June 10, 2004, as amended.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 filed on February 17, 2005.
(10)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on February 8, 2007.
(11)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on April 2, 2008.
(12)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on March 23, 2009.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Design Within Reach, Inc.

We have audited the accompanying balance sheets of Design Within Reach, Inc. (a “Delaware corporation”) as of January 3, 2009 and December 29, 2007, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 3, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Design Within Reach, Inc. as of January 3, 2009 and December 29, 2007, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

San Francisco, California

March 31, 2009

Design Within Reach, Inc.

Balance Sheets

(amounts in thousands, except per share data)

	January 3, 2009	December 29, 2007
ASSETS
Current assets
Cash and cash equivalents	$8,684	$5,651
Inventory	36,596	37,820
Accounts receivable (less allowance for doubtful accounts of $164 and $264, respectively)	1,762	1,176
Prepaid catalog costs	708	2,101
Deferred income taxes	—	1,251
Other current assets	3,675	1,986

Total current assets	51,425	49,985
Property and equipment, net	23,702	23,302
Deferred income taxes, net	—	8,182
Other non-current assets	1,025	955

Total assets	$76,152	$82,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,978	$14,442
Accrued expenses	4,455	4,500
Accrued compensation	1,945	2,765
Deferred revenue	1,162	325
Customer deposits and other liabilities	3,191	3,397
Borrowings under loan agreement	13,949	—
Long-term debt and capital leases, current portion	254	346

Total current liabilities	41,934	25,775
Deferred rent and lease incentives	6,373	5,976
Long-term debt, net of current portion	223	321

Total liabilities	48,530	32,072

Commitments and Contingencies (Note 7)
Stockholders’ equity
Preferred stock – $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 14,480 and 14,455 shares	14	14
Additional paid-in capital	60,585	59,146
Accumulated other comprehensive income	(111)	73
Accumulated deficit	(32,866)	(8,881)

Total stockholders’ equity	27,622	50,352

Total liabilities and stockholders’ equity	$76,152	$82,424

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Statements of Operations

(amounts in thousands, except per share data)

	Fiscal Years
	2008	2007	2006
Net sales	$178,903	$193,936	$178,142
Cost of sales	100,798	107,014	103,681

Gross margin	78,105	86,922	74,461
Selling, general and administrative expenses	92,435	87,651	87,555

Loss from operations	(14,330)	(729)	(13,094)
Interest income	182	385	307
Interest expense	(321)	(625)	(252)
Other income (expense), net	(99)	2,018	157

Income (loss) before income taxes	(14,568)	1,049	(12,882)
Income tax expense (benefit)	9,417	726	(4,593)

Net income (loss)	$(23,985)	$323	$(8,289)

Net income (loss) per share:
Basic	$(1.66)	$0.02	$(0.58)
Diluted	$(1.66)	$0.02	$(0.58)
Weighted average shares used in calculation of net income (loss) per share:
Basic	14,465	14,430	14,342
Diluted	14,465	14,544	14,342

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Statements of Stockholders' Equity and Comprehensive Income (Loss)

(amounts in thousands)

			Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance—December 31, 2005	14,042	$14	$55,756	$(628)	$(789)	$(811)	$53,542
Stock based compensation	—	—	1,926	—	—	—	1,926
Issuance of common stock from exercise of stock options	363	—	341	—	—	—	341
Issuance of common stock from stock purchase plan	8	—	44	—	—	—	44
Accounting change from stock based compensation	—	—	(628)	628	—	—	—
Tax benefit from employee equity incentive plans	—	—	(590)	—	—	—	(590)
Comprehensive (loss):
Net (loss)	—	—	—	—	—	(8,289)	(8,289)
Net gain on foreign currency cash flow hedges	—	—	—	—	789	—	789

Comprehensive (loss)							(7,500)

Balance—December 30, 2006	14,413	14	56,849	—	—	(9,100)	47,763
Cumulative effect of adoption of FIN 48	—	—		—	—	(104)	(104)
Stock based compensation	—	—	2,272	—	—	—	2,272
Issuance of common stock from exercise of stock options	42	—	40	—	—	—	40
Tax impact from cancelation of non-qualified stock options	—	—	(15)	—	—	—	(15)
Comprehensive income:
Net income	—	—	—	—	—	323	323
Net gain on foreign currency cash flow hedges	—	—	—	—	73	—	73

Comprehensive income							396

Balance—December 29, 2007	14,455	14	59,146	—	73	(8,881)	50,352
Stock based compensation	—	—	1,458	—	—	—	1,458
Issuance of common stock from exercise of stock options	9	—	9	—	—	—	9
Issuance of common stock from stock purchase plan	16	—	31	—	—	—	31
Tax impact from cancelation of non-qualified stock options	—	—	(59)	—	—	—	(59)
Comprehensive (loss):
Net (loss)	—	—	—	—	—	(23,985)	(23,985)
Net (loss) on foreign currency cash flow hedges	—	—	—	—	(184)	—	(184)

Comprehensive (loss)							(24,169)

Balance—January 3, 2009	14,480	$14	$60,585	$—	$(111)	$(32,866)	$27,622

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Statements of Cash Flows

(amounts in thousands)

	Fiscal Years
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(23,985)	$323	$(8,289)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,252	7,090	8,919
Stock-based compensation	1,458	2,272	1,926
Impairment of long-lived assets	268	—	—
Loss on the sale/disposal of long-lived assets	—	48	180
Provision for doubtful accounts	56	(120)	131
Amortization of bond premium	—	—	2
Deferred income taxes	9,433	728	(2,453)
Tax impact from cancelation of non-qualified stock options	(59)	(15)	—
Changes in assets and liabilities:
Inventory	1,224	(3,971)	(2,610)
Accounts receivable	(642)	1,458	(1,077)
Prepaid catalog costs	1,393	(1,055)	191
Other assets	(1,869)	420	1,516
Accounts payable	2,593	(2,742)	(376)
Accrued expenses	175	113	(202)
Accrued compensation	(820)	320	906
Deferred revenue	837	(1,258)	(107)
Customer deposits and other liabilities	(317)	1,055	742
Deferred rent and lease incentives	397	396	1,110

Net cash provided by (used in) operating activities	(3,606)	5,062	509

Cash flows from investing activities:
Purchase of property and equipment	(6,974)	(5,688)	(8,128)
Proceeds from sales of property and equipment	—	3	19
Purchases of investments	—	—	(15,275)
Sales of investments	—	—	24,925

Net cash provided by (used in) investing activities	(6,974)	(5,685)	1,541

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	40	40	385
Net borrowings under loan agreement	13,949	—	1,068
Repayments of long-term obligations	(376)	(561)	(136)

Net cash provided by (used in) financing activities	13,613	(521)	1,317

Net increase (decrease) in cash and cash equivalents	3,033	(1,144)	3,367
Cash and cash equivalents at beginning of period	5,651	6,795	3,428

Cash and cash equivalents at end of the period	$8,684	$5,651	$6,795

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes paid (refunded)	$297	$76	$(1,985)
Interest paid	$357	$657	$250
Non-cash investing and financing activities:
Capital lease obligations incurred	$186	$123	$—
Gain (loss) on fair value of derivatives	$(51)	$51	$(262)

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Notes to Financial Statements

1.	Description of Company and Summary of Significant Accounting Policies

Organization and Business Activity

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

The Company operates on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every four to six years. The Company’s 2008, 2007 and 2006 fiscal years ended on January 3, 2009, December 29, 2007 and December 30, 2006, respectively. Fiscal year 2008 consisted of 53 weeks, and each of fiscal years 2007 and 2006 consisted of 52 weeks.

Basis of Presentation

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years and has used cash in operations during 2008. During the latter part of 2008, the economic downturn impacted the Company’s operations, resulting in lower sales and higher losses than expected.

In view of the matters described in the preceding paragraph, the going concern of the Company is dependent upon generating sales at forecasted levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In response to lower sales following the economic downturn and subsequent loss from operations in 2008, the Company in January 2009 undertook several initiatives to lower its expenses to better match the forecasted reduction in revenues and improve liquidity. Management has taken the following steps, which it believes are sufficient to provide the Company with the ability to continue in existence. The Company restructured certain real estate lease contracts, reduced marketing and catalog expenses mainly with fewer planned catalog mailings and fewer pages, delayed implementation of a new ERP system, renegotiated certain support contracts and lowered outside contractor fees as well as headcount in all areas of the company. The total annualized reduction in expenses is expected to be approximately $18 million (unaudited) compared to 2008 levels. The Company also plans to reduce inventory levels significantly from year-end 2008 levels to generate additional liquidity. Although not anticipated, the Company will, as needed, further reduce its anticipated level of expenditures to enable the Company to meet its projected operating and capital requirements through December 2009.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents primarily consists of cash and money market funds stated at cost, which approximates fair value (Note 2).

Accounts Receivable

Accounts receivable consists of amounts due from major credit card companies that are generally collected within one to five days after the customer’s credit card is charged and receivables due from commercial customers due within 30 days of the invoice date. Amounts due from customers net of allowance for doubtful accounts were $1,457,000 and $543,000 as of January 3, 2009 and December 29, 2007, respectively. Accounts receivable also includes other receivables primarily due from vendors. The Company estimates its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due and the Company’s previous loss history. The following table presents activities in the allowance for doubtful accounts:

Fiscal Years (amounts in thousands)	Beginning Balance	Charged/ (Credited) to Operations	Reserve Reduction due to Write-offs	Ending Balance

2008	$264	$56	$(156)	$164
2007	384	(120)	—	264
2006	253	131	—	384

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. Cash and cash equivalents are deposited with financial institutions. The Company’s cash balances at financial institutions of $8,684,000 as of January 3, 2009 are not insured except for approximately $250,000 that is insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Cash includes amounts held in Canadian currency of US$514,000 as of January 3, 2009 that is subject to the risk of exchange rate fluctuations.

Inventory

Inventory consists of finished goods purchased from third-party manufacturers and estimated inbound freight costs. Inventory on hand is carried at the lower of cost or market. Cost is determined using the average cost method. The Company writes down inventory below cost to the estimated market value when necessary, based upon assumptions about future demand and market conditions.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

Total inventory includes inventory-in-transit that consists primarily of finished goods purchased from third-party manufacturers that are in-transit from the vendor to the Company when terms are FOB shipping point and estimated inbound freight costs. Inventory-in-transit also includes those goods that are in-transit from the Company to its customers. Inventory-in-transit is carried at cost.

Vendor Concentration

During 2008, 2007 and 2006, product inventories supplied by one vendor constituted approximately 16.5%, 13.4% and 16.8% of total purchases, respectively, while product inventories supplied by the Company’s top five vendors constituted approximately 43.1%, 35.6% and 33.8% of total purchases, respectively. In 2008, the Company purchased approximately 25% of its product inventories in Euro-denominated transactions that were subject to the risk of exchange rate fluctuations.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the assets’ estimated useful lives. Construction-in-progress, consisting primarily of computer software and leasehold improvements, is not depreciated until it is placed in service. Construction-in-progress as of January 3, 2009 consisted primarily of computer software related to new information technology systems of approximately $2,540,000. In January 2009 the Company deferred the implementation of new information technology systems because of the recession, but believes that the implementation is probable within a reasonable timeframe. The Company currently plans to resume implementation when sales increase and cash flow becomes available. Should the Company ultimately not resume implementation within a reasonable timeframe, these assets may be subject to impairment. Costs of maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. Estimated useful lives are as follows:

Computer equipment and software	18 months - 5 years
Furniture and equipment	5 years
Capitalized equipment leases	Life of lease
Leasehold improvements	10 years or remaining life of lease, whichever is shorter

The Company receives construction allowances from landlords for tenant improvements under many of its lease agreements. Each construction allowance is deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense.

Deferred Rent and Lease Incentives

The Company’s operating leases typically contain free rent periods, reimbursements for the cost of leasehold improvement construction and predetermined fixed increases of minimum rental rates during the lease term. For these leases, the Company recognizes rental expense on a straight-line basis over the minimum lease term and records the difference between the amounts charged to expense and the rent paid as deferred rent and lease incentives.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

Revenue Recognition

Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. The Company recognizes revenue on the date on which it estimates that the product has been received by the customer and retains title to items and bears the risk of loss of shipments until delivery to its customers. The Company recognizes shipping and handling fees charged to customers in net sales at the time products are estimated to have been received by customers. The Company recognizes revenue gross in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent because it bears the risk of loss until delivery to customers. The Company uses third-party freight carrier information to estimate standard delivery times to various locations throughout the United States and Canada. The Company records as deferred revenue the dollar amount of all shipments for a particular day, if based upon the Company’s estimated delivery time, such shipments, on average, are expected to be delivered after the end of the reporting period. As of January 3, 2009 and December 29, 2007, deferred revenue was $1,162,000 and $325,000, respectively, and related deferred cost of sales was $572,000 and $173,000, respectively.

Sales are recorded net of expected product returns by customers. The Company analyzes historical returns, current economic trends, changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount, less any reserve for estimated scrap. The following table presents activities in the reserve for estimated product returns:

Fiscal Years (amounts in thousands)	Beginning Balance	Increase/ (Decrease)	Ending Balance
2008	$654	$(81)	$573
2007	565	89	654
2006	323	242	565

Various governmental authorities directly impose taxes on sales including sales, use, value added and some excise taxes. The Company excludes such taxes from net sales. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold, and recognizing revenue at the time the gift card is redeemed for merchandise. Promotion gift cards, issued as part of a sales transaction, are recorded as a reduction in sales for the value of the gift card.

Shipping and Handling Costs

Shipping costs, which include inbound and outbound freight costs, are included in cost of sales. The Company records costs of shipping products to customers in cost of sales at the time products are estimated to have been received by customers. Handling costs, which include fulfillment center expenses, call center expenses, and credit card fees, are included in selling, general and administrative expenses. Handling costs were approximately $9,006,000, $9,200,000 and $9,813,000 in 2008, 2007, and 2006, respectively.

Studio Pre-Opening Costs

Studio pre-opening costs are expensed as they are incurred.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

Stock-Based Compensation

The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (“FAS”) No. 123R, Share-Based Payment (“FAS 123R”). Stock-based compensation expense was $1,458,000, $2,272,000 and $1,926,000 in 2008, 2007 and 2006, respectively. No income tax benefit was recognized in 2008 for stock-based compensation arrangements because of the valuation allowance. Total income tax benefit recognized in the statements of operations for stock-based compensation arrangements was approximately $508,000 and $400,000 in 2007 and 2006, respectively. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS 123R and related EITF 96-18.

The fair value of option grants has been determined using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Years
	2008	2007	2006
Risk-free interest rate	1.7% - 3.3%	3.7% - 4.9%	4.3% -5.0%
Expected volatility of common stock	58% - 65%	52% - 55%	57% - 61%
Dividend yield	—	—	—
Expected life (years)	6.1	5.3 - 6.1	5.1 - 6.1
Forfeiture rate	16%	22%	22%

In 2008, the Company used its historical volatility rate since going public in July 2004, as management believes this is a sufficient period to calculate historical volatility. In 2006 and 2007, the Company used a blended volatility rate using a combination of historical stock prices of the Company and volatility data from four publicly traded retail industry peers due to the relatively short period since the Company’s initial public offering. The risk-free interest rate assumption is based upon the closing rates on the grant date for U.S. treasury notes that have a life that approximates the expected life of the option. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options is based on the simplified method of estimating expected life in accordance with Staff Accounting Bulletin 110 (“SAB 110”). Under the guidance of SAB 110, companies with “plain vanilla” options may use the simplified method to calculate the expected term when a company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded. The Company estimates a forfeiture rate at the time of option grant as required by FAS 123R and revises estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Advertising and Media Costs

The cost of print media advertising, other than direct response catalogs, is expensed upon publication. Direct response catalog costs are recorded as prepaid catalog costs and consist of third-party costs, including paper, printing, postage, name acquisition and mailing costs. In accordance with Statements of Position of the Accounting Standards Division No. 93-7, Reporting on Advertising Costs (“SOP 93-7”), advertising costs must be expensed as incurred unless the advertising elicits sales to customers. In order to conclude that advertising elicits sales to customers who could be shown to have responded specifically to the advertising, there must be a means of documenting that response, including a record that can identify the name of the customer and the advertising that elicited the direct response.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

In the first nine months of 2008 and all of 2007, prepaid catalog costs were amortized over their expected period of future benefit of approximately four months in accordance with SOP 93-7, based upon weighted-average historical revenues attributed to previously issued catalogs. In the fourth quarter 2008, prepaid catalog costs were expensed upon publication since the Company no longer adequately tracked the required information required by SOP 93-7, resulting in approximately $1,140,000 of increased catalog expense in 2008 and $1,140,000 reduction of prepaid catalog costs at January 3, 2009.

Prepaid catalog costs of $708,000 as of January 3, 2009 were for the costs of catalogs to be distributed in 2009. Prepaid catalog costs of $2,101,000 as of December 29, 2007 included direct response catalog costs distributed in 2007 and amortized in 2008 of $1,040,000, and the costs of catalogs to be distributed in 2008 of $1,061,000. Prepaid catalog costs are evaluated for realizability at the end of each reporting period. If the carrying amount associated with each catalog is in excess of the estimated probable remaining future net benefit associated with that catalog, the excess is expensed in the current reporting period.

The Company donated merchandise to third parties for advertising purposes. These donations were $56,000, $30,000 and $92,000 in 2008, 2007 and 2006, respectively. The Company accounts for consideration received from its vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts earned by the Company were $835,000, $666,000 and $514,000 in 2008, 2007 and 2006, respectively. Advertising and promotion expenses, including catalog expense, net of co-operative advertising, were $13,972,000, $9,892,000 and $10,623,000 in 2008, 2007 and 2006, respectively.

Apart from amounts received from vendors for cooperative advertising, the Company does not typically receive allowances or credits from vendors. In the case of a few select vendors, the Company receives a small discount of approximately 2% for prompt payment of invoices. These discounts were recorded as a reduction of costs of sales and totaled $230,000, $184,000 and $128,000 in 2008, 2007 and 2006, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Management considers the following circumstances and events to assess the recoverability of carrying amounts: 1) a significant adverse change in the extent or manner in which long-lived assets are being used or in their physical condition, 2) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, 3) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, and 4) a current expectation that, more likely than not, the long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, a loss is recognized equal to the difference between the carrying value and the fair value of the assets.

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

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

On October 10, 2008, the Company closed its Las Vegas studio. The related leasehold improvements with a net cost of $94,000 were deemed impaired. An impairment charge of $94,000 was recorded in selling, general and administrative expenses.

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”), a liability for costs that will continue to be incurred under the lease agreement for the remaining term without economic benefit to the Company was recognized and measured at the lease’s fair value at the cease-use date on October 10, 2008. Accordingly, a charge of $264,000 was included in selling, general and administrative expenses in 2008 that increased deferred rent and lease incentives liability.

During the Company’s periodic review for impairment, net assets and liabilities related to one other studio were deemed impaired as of January 3, 2009 due to the inability of that studio to demonstrate that it could generate future cash flows in excess of operating expenses. An impairment charge of $174,000 was recorded in selling, general and administrative expenses in 2008. Construction-in-progress as of January 3, 2009 consisted primarily of computer software related to new information technology systems of approximately $2,540,000, which is within the Company’s planned expenditures for its systems implementation. In January 2009 the Company deferred the implementation of its new information technology systems because of the recession but believes that the implementation is probable within a reasonable timeframe. Consequently, an impairment charge was not deemed necessary.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods. These amounts will reduce net income or increase net losses.

Interest and other income and expenses

The Company records interest income when it is earned. The Company records interest expense as incurred. Other income in 2007 primarily consists of a net gain of $2,184,000 after related expenses as a result of the early termination of a studio lease per an agreement between the Company and the landlord.

Income Taxes

Income taxes are computed using the asset and liability method under FAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws currently in effect. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Accordingly, the Company recorded an income tax expense of $9,417,000 in 2008 due to a 100% valuation allowance established on net deferred tax assets because it is more likely than not that these assets will not be realized in the future. The valuation allowance was $14,813,000 as of January 3, 2009.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

The Company adopted the provisions of FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on December 31, 2006, the first day of the Company’s fiscal year 2007. Previously, the Company had accounted for tax contingencies in accordance with FAS No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies FAS No. 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 31, 2006, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of that date. There were no material changes in unrecognized benefits during 2007. As a result, the adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations. The Company is subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. The Company has substantially concluded all material state and local income tax matters for years through 2001. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes for all periods presented, which were not significant.

Net Income (Loss) per Share

Basic income (loss) per share is calculated by dividing the Company’s net income (loss) available to the Company’s common stockholders for the period by the number of weighted average common shares outstanding for the period. Diluted income per share includes the effects of dilutive instruments, such as stock options and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

The following table presents the incremental shares from potentially dilutive securities, calculated using the treasury stock method at the end of each fiscal period:

	Fiscal Years
(amounts in thousands)	2008	2007	2006
Shares used to compute basic income (loss) per share	14,465	14,430	14,342
Add: Effect of dilutive options outstanding	—	114	—

Shares used to compute diluted income (loss) per share	14,465	14,544	14,342

Options to purchase 2,383,000 and 1,532,000 shares of common stock that were outstanding as of January 3, 2009 and December 30, 2006, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive. Options to purchase an additional 1,759,000 shares of common stock that were outstanding as of December 29, 2007 have been excluded from the calculation of diluted income per share because their exercise prices were greater than the average market prices of the common shares.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized mark-to-market gain (loss) on open derivatives, unamortized gain (loss) on settled derivatives and unrealized gain on available-for-sale securities. The components of comprehensive income (loss) are presented in the statements of stockholders’ equity and comprehensive income (loss).

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

Derivative and Hedging Activities

The Company’s operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates. To mitigate its foreign currency exchange rate risk, the Company purchased foreign currency contracts to pay for merchandise purchases based on forecasted demand from 2006 to 2008. The objective of the Company’s foreign exchange risk management program is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on currency contract derivatives used to hedge those exposures. The Company maintains comprehensive hedge documentation that defines the hedging objectives, practices, procedures and accounting treatment. The Company’s hedging program and derivative positions and strategy are reviewed on a regular basis by management. The Company discontinued its hedging activities during the fourth quarter 2008.

The Company applies FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, for derivative instruments and requires that all derivatives be recorded at fair value on its balance sheet, including embedded derivatives The Company records derivatives related to cash flow hedges for foreign currency at fair value on its balance sheet, including embedded derivatives. The Company implemented a new hedging strategy in the first quarter 2007 to mitigate the impact of foreign currency fluctuations on inventory purchases. Foreign currency contracts entered into during January 2007 through April 2007 were not designated as cash flow hedge contracts. The Company accounted for non-hedge foreign currency contracts on a monthly basis by recognizing the net cash settlement gain or loss in other income (expense) and adjusting the carrying amount of open contracts to fair value by recognizing any corresponding gain or loss in other income (expense). In the second quarter 2007, the Company developed policies and procedures that met the criteria for cash flow hedge accounting. Foreign currency contracts entered into from May 2007 through 2008 were designated as cash flow hedge contracts and were accounted for on a monthly basis by adjusting the carrying amount of open designated contracts to fair value by recognizing any corresponding gain or loss in other comprehensive income (loss) and recognizing the net cash settlement gain or loss in other comprehensive income (loss). Subsequently, these net cash settlement gains or losses are being recognized in cost of sales as the underlying hedged inventory is sold in each reporting period. In the statements of cash flows, net cash settlement gain or loss is included in operating cash flows as changes in other assets, and as customer deposits and other liabilities.

The Company discontinued its hedging activities during the fourth quarter 2008 resulting in no open contracts as of January 3, 2009. Open hedge contracts were revalued to their fair value resulting in $51,000 in other current assets as of December 29, 2007. Derivatives used to manage financial exposures for foreign exchange risks generally matured within one year. The following table presents designated hedge contract activity for each fiscal period:

	Fiscal Years
(amounts in thousands)	2008	2007	2006
Increase (decrease) in carrying amount to fair value of open designated hedge contracts	$(51)	$51	$(262)
Amount of gain (loss) recognized in other comprehensive income (loss) upon settlement of designated hedge contracts	(327)	54	137
Amount of (gain) loss reclassified to cost of sales from accumulated other comprehensive income (loss)	194	(32)	914

Other comprehensive income (loss) - Net gain (loss) on foreign currency cash flow hedges	$(184)	$73	$789

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

Management evaluates hedges for effectiveness, and for derivatives that are deemed ineffective, the ineffective portion is reported through earnings. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. The Company did not record any amounts for ineffectiveness in 2008 and 2007. The Company recorded $69,000 for ineffectiveness in 2006.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which replaces FAS No. 141, Business Combinations. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Since the Company has no plans for business combination, its adoption of FAS 141(R) will not have any impact on the reporting of its results of operations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and that this minority interest be recorded separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Since the Company does not have any consolidated subsidiaries, its adoption of ARB No. 51 will not have any impact on the reporting of its results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. FAS 161 is intended to enhance the current disclosure framework in FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since FAS 161 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, the adoption of FAS 161 will not have any impact on the reporting of the Company’s results of operations.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

In April 2008, the FASB issued FAS Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Since the Company’s has no significant intangible assets, the adoption of FSP 142-3 will not have any impact on the reporting of its results of operations.

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

2.	Fair Value of Financial Instruments

In accordance with FAS 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. FAS 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of January 3, 2009:

(amounts in thousands)	Fair Value at January 3, 2009	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,684	$8,684	$—	$—

Cash and cash equivalents includes money market funds of $4,678,000 as of January 3, 2009. The Company primarily applies the market approach for recurring fair value measurements.

3.	Inventory

(amounts in thousands)	January 3, 2009	December 29, 2007
Inventory in-transit between third-party manufacturers and the Company	$2,309	$4,762
Inventory in-transit between the Company and its customers	894	544

Inventory-in-transit	3,203	5,306
Inventory on-hand, net of write-downs	33,393	32,514

Total inventory	$36,596	$37,820

Inventories were net of write-downs of $1,844,000 and $2,166,000 as of January 3, 2009 and December 29, 2007, respectively.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

4.	Property and Equipment, Net

(amounts in thousands)	January 3, 2009	December 29, 2007
Leasehold improvements	$27,520	$25,498
Computer equipment and software	15,751	17,093
Furniture and equipment	7,399	5,795

	50,670	48,386
Less: accumulated depreciation and amortization	(29,515)	(28,130)

	21,155	20,256
Construction-in-progress	2,547	3,046

Total property and equipment, net	$23,702	$23,302

Furniture and equipment as of January 3, 2009 and December 29, 2007 includes $308,000 and $123,000 of capitalized equipment leases entered into during 2008 and 2007, respectively. Amortization of these capitalized leases was $24,000 and $15,000 in 2008 and 2007, respectively, which was included in depreciation and amortization expense. Construction-in-progress as of January 3, 2009 consisted primarily of computer software related to new information technology systems of approximately $2,540,000. In January 2009 the Company deferred the implementation of new information technology systems because of the recession but believes that the implementation is probable within a reasonable timeframe. The Company currently plans to resume implementation when sales increase and cash flow becomes available. Construction-in-progress as of December 29, 2007 consisted primarily of computer software related to new information technology systems and website enhancements of approximately $2,366,000 and leasehold improvements related to studios under construction of approximately $680,000. In 2008, $24,000 of interest was capitalized in construction-in-progress of the total incurred interest costs of $345,000. Depreciation and amortization expense related to the Company’s property and equipment was $6,215,000, $7,056,000 and $8,919,000 in 2008, 2007, and 2006, respectively.

On October 1, 2005, the Company shortened the estimated useful lives for certain computer systems from three years to 18 months as a result of its plans to replace them. This change resulted in additional depreciation expense in 2006 of approximately $1,000,000. Depreciation expense decreased by approximately $2,263,000 in 2007 from 2006 as these assets became fully depreciated.

5.	Loan Agreement

On February 2, 2007, the Company entered into a Loan, Guaranty and Security Agreement (the “Loan Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”). The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20,000,000, which may be increased to $25,000,000 at the Company’s option provided the Company is not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5,000,000. The amount the Company may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of the Company’s personal property, including cash, accounts receivable, inventory, equipment, fixtures, general intangibles and intellectual property. The Loan Agreement contains various restrictive covenants, including maximum availability, which is the amount the Company may borrow under the Loan Agreement, less certain outstanding obligations, plus certain cash and cash equivalents, restrictions on payment of dividends, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures the Company may incur in any fiscal year. The Company is currently in compliance with all of these restrictive covenants.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

In the fourth quarter 2008, bank commissioned appraisals determined that the net liquidation value of the Company’s inventories had declined due to general market conditions and, as a result, the advance rates were reduced which constricted the availability of borrowings under the line of credit to approximately $16,782,000 as of January 3, 2009. The availability of borrowings may continue to decrease if general market conditions decline further.

On March 18, 2009, the Company entered into a first amendment to the Loan Agreement and a securities account availability agreement with Wells Fargo in which Wells Fargo increased the amount of advances otherwise available to the Company by $1,000,000 in exchange for the Company’s granting Wells Fargo collateral rights to a deposit account of the Company with a balance of approximately $4,678,000. From such accounts, Wells Fargo will permit the Company to withdraw amounts in excess of $2,000,000 so long as no Default or Event of Default has occurred. In addition, Wells Fargo rescinded its decision to require additional discretionary reserves of $1,500,000.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability and the unused credit line fee is 0.3%. In the event of default, the Company’s interest rates will be increased by approximately two percentage points. The interest rate on outstanding borrowings at January 3, 2009 was 3.25%. As of January 3, 2009, the Company had outstanding borrowings of $13,949,000 under the revolving credit line and $1,439,000 in outstanding letters of credit. Advances of $1,394,000 were available under the revolving credit line as of January 3, 2009.

6.	Long-term Debt

Notes Payable

In June 2006, the Company financed a portion of its new information technology project with a three-year promissory note of approximately $1,000,000 with an interest rate of approximately 2.0%. In accordance with Accounting Principals Board No. 21 “Interest on Receivables and Payables” (“APB 21”), the Company discounted this note to its fair value. The discounted portion of approximately $58,000 is being amortized as interest expense over the life of the note using the effective interest method. As of January 3, 2009, the Company’s outstanding borrowings under this and other notes were $198,000 with interest rates ranging from 2% to 6.75% maturing in 2009.

Capitalized Leases

The following table presents minimum lease payments under capitalized leases together with the present value of the minimum lease payments as of January 3, 2009:

Fiscal Years (amounts in thousands)	Capital Lease Obligations
2009	$66
2010	66
2011	66
2012	62
2013	47

Total minimum lease payments	307
Less: Interest	(28)

Present value of net minimum lease payments	$279

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

7.	Commitments and Contingencies

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

Operating Leases

The Company leases office space, studios and fulfillment center space under operating leases. The following table presents future minimum lease payments as of January 3, 2009:

Fiscal Years (amounts in thousands)	Operating Lease Obligations
2009	$15,383
2010	14,265
2011	13,304
2012	13,216
2013	12,681
Thereafter	22,627

$91,476

Rent expense, including common area maintenance and other lease required expenses for all operating leases, totaled $18,490,000, $16,176,000 and $15,053,000 in 2008, 2007 and 2006, respectively, which includes minimum rental expense of $15,571,000, $13,769,000 and $13,366,000 in 2008, 2007 and 2006, respectively. Rent expense includes step rent provisions, escalation clauses and other lease concessions accounted for on a straight-line basis over the minimum term of the lease.

Purchase Obligations

As of January 3, 2009, inventory purchase obligations related to open purchase orders were approximately $10,740,000, commitments for furniture, fixtures, and leasehold improvements related to studios were approximately $193,000, and commitments for software licenses, software maintenance, hosting, and development services for various information technology systems and website were approximately $1,790,000.

Litigation

From time to time, the Company may be involved in legal proceedings and litigation incidental to the normal conduct of its business. The Company is not currently involved in any material legal proceedings or litigation.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

8.	Stockholders’ Equity

Employee Stock Purchase Plan

The Design Within Reach, Inc. Employee Stock Purchase Plan (the “ESPP”) allows employees to purchase Company common stock at a 15% discount to market price through payroll deductions. The Company initially registered 300,000 shares of Common Stock for purchase under the ESPP. The reserve automatically increases on each December 31 during the term of the plan by an amount equal to the lesser of 100,000 shares or a lesser amount determined by the board of directors. As of January 3, 2009, 715,000 shares were available for grant. Under the ESPP, 16,000 and 8,000 shares were issued in 2008 and 2006, respectively. In 2007, no shares were issued under the ESPP as sales of shares under the ESPP were suspended pending the Company becoming current on its SEC periodic reports. On October 16, 2007, the Company amended the ESPP. The amended ESPP changed the offering periods from concurrent twelve month offering periods to six month offering periods, commencing on December 1 and June 1.

Equity Incentive Plan

The Design Within Reach, Inc. 2004 Equity Incentive Award Plan (the “2004 Plan”) and the Design Within Reach, Inc. 1999 Stock Plan (the “1999 Plan” and together with the 2004 Plan, the “Plans”) allow for the issuance of incentive stock options and nonstatutory stock options to purchase shares of the Company’s common stock. In June 2008 and June 2006, the Company’s stockholders approved amendments to the 2004 Plan that provided for an increase in the number of shares of the Company’s common stock reserved for issuance under the 2004 plan. As of January 3, 2009, the Company has authorized and reserved 3,000,000 shares for issuance under the 2004 Plan, of which 901,000 shares are available for grant. As of January 3, 2009, the Company has authorized and reserved 826,000 shares for issuance under the 1999 Plan, of which 542,000 shares are available for grant. Issuances under the 1999 Plan were not made in 2008, will not be made in 2009 and are not allowed after January 2009 when the 1999 Plan reaches its statutory ten year life. The 1999 Plan will continue in effect until all outstanding stock options issued under the 1999 Plan have been exercised, forfeited or expire in 2015.

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

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

Summary of Stock Option Plans

The following table presents the Company’s stock option activity for both Plans during 2008, 2007 and 2006:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic value (in thousands)

Balance, December 31, 2005	1,717	$7.98
Options granted	1,197	6.72
Options exercised	(363)	0.94
Options canceled	(1,019)	10.47

Balance, December 30, 2006	1,532	7.01
Options granted	814	5.48
Options exercised	(37)	1.09
Options canceled	(307)	7.26

Balance, December 29, 2007	2,002	6.46
Options granted	727	2.48
Options exercised	(9)	0.96
Options canceled	(337)	6.51

Balance, January 3, 2009	2,383	$5.26	6.9	$18

Vested and expected to vest at January 3, 2009	2,059	$5.51	6.8	$18
Exercisable, January 3, 2009	1,407	$6.50	6.2	$18

The weighted average fair value per share of options granted during 2008, 2007 and 2006 was $1.41, $3.06 and $3.26, respectively. The total intrinsic value of options exercised during 2008, 2007 and 2006, was $25,000, $147,000 and $2,100,000, respectively.

Stock-based compensation expense relating to stock options was $1,438,000, $2,270,000 and $1,881,000 in 2008, 2007, and 2006, respectively. No income tax benefit was recognized in 2008 for stock-based compensation arrangements because of the valuation allowance. Total income tax benefit recognized in the statements of operations for stock-based compensation arrangements was approximately $508,000 and $400,000 in 2007 and 2006, respectively. As of January 3, 2009, there was approximately $1,901,000 of unrecognized compensation cost, before income taxes, related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares vested during 2008, 2007 and 2006 was $3,399,000, $3,577,000 and $2,597,000, respectively.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

The following table presents information about stock options outstanding as of January 3, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number of Exercisable Shares (in thousands)	Weighted Average Exercise Price
$0.25 - 0.75	258	6.9	$ 0.67	108	$ 0.55
1.23 - 3.02	333	7.5	2.34	62	2.79
3.10 - 4.59	374	7.6	3.99	102	4.51
5.37 - 5.41	687	7.6	5.39	523	5.40
5.58 - 5.92	297	4.6	5.71	220	5.70
6.03 - 7.23	169	5.7	6.45	130	6.52
12.00 - 19.00	265	6.9	13.56	262	13.50

$0.25 - 19.00	2,383	6.9	$ 5.26	1,407	$ 6.50

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

Subject to some exceptions, the rights will be exercisable if a person or group acquires 15 percent or more of the Company’s common stock or announces a tender offer for 15 percent or more of the common stock. Because of the nature of the Preferred Shares’ dividend, liquidation and voting rights, the value of one one-thousandth of a Preferred Share purchasable upon exercise of each right should approximate the value of one share of common stock. The Company adopted an amendment to the Rights Plan on December 13, 2007, which created limited exceptions to the Rights Plan’s 15% beneficial ownership limit. Under these exceptions, individuals and entities affiliated with Glenhill Advisors, LLC (“Glenhill”) and individuals and entities affiliated with Sun Capital Securities, LLC (“Sun”) will be subject to a 17.5% beneficial ownership limit so long as they report or are required to report their ownership on Schedule 13G or Schedule 13D under the Securities Exchange Act of 1934, as amended, and their Schedule 13G or Schedule 13D does not state or is not required to state any present intention to hold such common stock with the purpose or effect of changing or influencing the control of the Company, nor in connection with or as a participant in any transaction having such purpose or effect.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

The Company adopted a second amendment to the Rights Plan on February 12, 2009 that is intended to provide stockholders with greater flexibility to confer with one another and make joint proposals to acquire the Company in the certain circumstances without triggering the rights. First, the second amendment provides that stockholders may enter into an agreement, arrangement or understanding with one another relating to making a joint proposal to acquire the Company without being treated as a group for purposes of applying the 15% or 17.5% threshold, as the case may be. For the exception created by the second amendment to be applicable, the agreement, understanding or arrangement must relate solely to their making a proposal on or before April 30, 2009, which: is addressed to the Board of Directors of the Company or a committee of the Board in response to a solicitation for such proposals by the Board or such committee; and is for a negotiated transaction pursuant to which the bidding entities and individuals would acquire all or substantially all of the assets of the Company or shares of capital stock, which taken together with shares already held by the bidders represent greater than 50% of the outstanding voting securities of the Company. Secondly, the second amendment creates limited exceptions to the requirement that Glenhill and Sun must hold their shares as passive investors if they hold more than 15% but less than 17.5% of the outstanding common stock. Under the second amendment, neither Glenhill nor Sun will lose the right to hold more than 15% but less than 17.5% of the outstanding common stock without triggering the rights by virtue of filing a Schedule 13D amendment that discloses that it intends to make, or has made, a proposal for a negotiated transaction to the Board of Directors of the Company or a committee of the Board, so long as: the proposal is made on or before April 30, 2009 in response to a solicitation by the Board of Directors of the Company or a committee of the Board; and the proposal calls for Glenhill or Sun, separately or together with one or more other entities or individuals, to acquire all or substantially all of the Company’s assets or shares of capital stock of the Company, which taken together with shares already held by individual or entity represent greater than 50% of the outstanding voting securities of the Company.

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

On May 25, 2006, the Company filed a Certificate of Designations setting forth the terms of the Preferred Shares with the Delaware Secretary of State.

9.	Employee Benefit Plan

The Company sponsors a 401(k) retirement savings plan covering all employees who meet certain eligibility requirements. The Company did not make a discretionary contribution to the plan in 2008, 2007 or 2006.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

10.	Income Taxes

The following table presents the provision for income taxes for each fiscal period:

	Fiscal Years
(amounts in thousands)	2008	2007	2006
Current
Federal	$—	$69	$(2,145)
State	42	(56)	5

Total current	42	13	(2,140)

Deferred
Federal	6,569	629	(1,239)
State	2,806	84	(1,214)

Total deferred	9,375	713	(2,453)

Net income tax expense (benefit)	$9,417	$726	$(4,593)

The following table presents a reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate for each fiscal period:
	Fiscal Years
	2008	2007	2006
Statutory federal rate	(34.0)%	34.0%	(34.0)%
State income taxes, net of federal income tax benefit	(5.5)%	1.7%	(6.1)%
Stock options	2.2%	31.9%	2.1%
Tax exempt interest	—	—	(0.6)%
Valuation allowance	99.6%	—	—
Enterprise zone credit and other	2.8%	1.4%	2.9%

Effective tax rate	65.1%	69.0%	(35.7)%

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The following table presents temporary differences and carryforwards, which give rise to deferred tax assets and liabilities, at the end of each fiscal period:

	Fiscal Years
(amounts in thousands)	2008	2007
Deferred tax assets:
Current:
Accruals and reserves	$1,571	$1,865
Deferred gross margin	250	75
Other	234	268

Total current deferred tax assets	2,055	2,208

Non-Current:
Net operating losses	5,501	1,439
Credit carry forward	722	725
Deferred rent and lease incentives	2,698	1,089
Property and equipment basis differences	3,578	4,012
Stock options	1,381	1,290
Other	104	44

Total non-current deferred tax assets	13,984	8,599

Current deferred tax liabilities - State taxes	1,226	957

Net deferred tax assets before valuation allowance	14,813	9,850
Valuation allowance	(14,813)	(417)

Net deferred tax assets	—	9,433

The Company has net operating loss carryforwards of approximately $11,520,000 and $18,776,000 as of January 3, 2009 for federal and state income taxes, respectively. These net operating loss carryforwards will generally expire between 2025 and 2028 except for California state net operating loss carryforwards which will expire between 2017 and 2020. The Company also has federal alternative minimum tax credits of approximately $305,000 which may be carried forward indefinitely. In addition, the Company has California Enterprise Zone credits of $417,000 that may be used for an indefinite period of time. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Accordingly, the Company recorded an income tax expense of $9,417,000 in 2008 due to a 100% valuation allowance established on net deferred tax assets because it is more likely than not that these assets will not be realized in the future. The valuation allowance was $14,813,000 as of January 3, 2009. Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

As a result of the adoption of FAS 123R, beginning in 2006, the excess tax benefits associated with the exercise of stock options are recorded directly to stockholders’ equity when realized.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 was effective commencing December 31, 2006, the first day of the Company’s fiscal year 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

11.	Related Party Transactions

The Company rents studio space from an affiliate of the Chairman of the Company’s Board of Directors. Rent expense applicable to this space was approximately $160,000 for 2008, 2007 and 2006.

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

12.	Quarterly Financial Data (Unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the four quarters ended January 3, 2009 and December 29, 2007. This quarterly information has been prepared on the same basis as the Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

The Company operates on a 52- or 53-week fiscal year. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every four to six years. Fiscal year 2008 consisted of 53 weeks, and fiscal year 2007 consisted of 52 weeks. Consequently, all the quarters presented below consisted of 13 weeks except for the quarter ended January 3, 2009 that consisted of 14 weeks.

	Quarter Ended
(amounts in thousands, except per share data)	January 3, 2009	September 27, 2008	June 28, 2008	March 29, 2008
Net Sales	$42,413	$42,316	$47,260	$46,914
Gross margin	16,667	17,327	21,935	22,176
Loss from operations	(7,860)	(4,516)	(771)	(1,183)
Net loss	(17,566)	(5,638)	(159)	(622)
Net loss per share:
Basic	$(1.21)	$(0.39)	$(0.01)	$(0.04)
Diluted	$(1.21)	$(0.39)	$(0.01)	$(0.04)
Shares used in per share calculation:
Basic	14,473	14,471	14,462	14,455
Diluted	14,473	14,471	14,462	14,455

	Quarter Ended
	December 29, 2007	September 29, 2007	June 30, 2007	March 31, 2007
Net Sales	$51,994	$49,026	$49,068	$43,848
Gross margin	25,054	21,805	21,718	18,345
Income (loss) from operations	3,186	504	(520)	(3,899)
Net income (loss)	2,270	2,433	(575)	(3,805)
Net income (loss) per share:
Basic	$0.16	$0.17	$(0.04)	$(0.26)
Diluted	$0.16	$0.17	$(0.04)	$(0.26)
Shares used in per share calculation:
Basic	14,450	14,433	14,421	14,418
Diluted	14,543	14,567	14,421	14,418

Design Within Reach, Inc.

Notes to Financial Statements - (continued)

13.	Subsequent Events

In February 2009 the Company engaged Thomas Weisel Partners LLC (“TWP”), an investment banking firm headquartered in San Francisco, CA, to assist in the review of strategic alternatives, including advice related to an unsolicited offer recently received by the Company. The Company’s Board of Directors appointed a committee of independent directors to work with TWP and consider a full range of possible alternatives, including, among other things, a possible sale, merger, strategic partnership or refinancing. The Company currently has no commitments or agreements with respect to any particular transaction, and there can be no assurance that its review of strategic alternatives will result in any transaction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGN WITHIN REACH, INC.

Dated: April 1, 2009	By:	/s/ Ray Brunner
Ray Brunner
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2009	By:	/s/ Ray Brunner
Ray Brunner
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 1, 2009	By:	/s/ Theodore R. Upland III
Theodore R. Upland III
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 1, 2009	By:	/s/ John Hansen
John Hansen
Chairman of the Board and Director

Dated: April 1, 2009	By:	/s/ Hilary Billings
Hilary Billings
Director

Dated: April 1, 2009	By:	/s/ Terry Lee
Terry Lee
Director

Dated: April 1, 2009	By:	/s/ Peter Lynch
Peter Lynch
Director

Dated: April 1, 2009	By:	/s/ William McDonagh
William McDonagh
Director

Dated: April 1, 2009	By:	/s/ James Peters
James Peters
Director

Dated: April 1, 2009	By:	/s/ Lawrence Wilkinson
Lawrence Wilkinson