Form 10-K/A
period 2009-01-03
DESIGN WITHIN REACH INC
filed 2009-05-04
CIK 1116755

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $31,859,000 (based on the closing sales price of the registrant’s common stock on that date). This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of April 15, 2009, 14,489,001 shares of the registrant’s common stock, $.001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Design Within Reach, Inc. is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, as originally filed with the Securities and Exchange Commission on April 1, 2009 (the “Original Form 10-K”) to add information required in Part III of our Annual Report on Form 10-K. There are no changes to the disclosures in the Original Form 10-K, except that this Amendment No. 1 amends and restates, in their entirety, Items 10-14 of Part III and Item 15 (b) of Part IV of the Original Form 10-K. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K and we have not updated the disclosure herein to reflect any events that occurred at a later date.

DESIGN WITHIN REACH, INC.

AMENDMENT NO. 1 TO FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended January 3, 2009

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Executive Officers and Directors

The following table sets forth information as to persons who currently serve as our directors and executive officers.

Name	Age	Position
Ray Brunner	61	President, Chief Executive Officer and Director
Theodore Upland	52	Vice President, Chief Financial Officer, Secretary and Treasurer
Matthew Wilkerson	33	Vice President of Sales and Retail Operations
John Hansen (2)	49	Chairman of the Board and Director
Hilary Billings (1)(2)	45	Director
Terry Lee (1)	60	Director
Peter Lynch (1)	57	Director
William McDonagh (3)	52	Director
James Peters (3)	47	Director
Lawrence Wilkinson (2)(3)	59	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Nominating and Corporate Governance Committee.

(3)	Member of the Audit Committee.

Executive Officers and Directors

Ray Brunner. Mr. Brunner has served as our President and Chief Executive Officer since May 2006 and a director since June 2006. Prior to that, Mr. Brunner served as our Executive Vice President of Real Estate and Studio Operations from October 2005 until March 2006. From March 2006 until May 2006, Mr. Brunner provided us with real estate consulting services and worked as a consultant for JH Partners, LLC, a private equity firm of which our Chairman is President. From November 2004 to September 2005, he served as our Vice President of Real Estate and Construction and prior to that served as our Vice President of Studios beginning April 2002. From June 1993 to April 2002, Mr. Brunner served as President of RGB & Associates, a strategic consulting company. Mr. Brunner is currently a member of the Board of Directors of the private company, NapaStyle, Inc. Mr. Brunner holds a B.A. in business administration from Western Connecticut State University.

Theodore Upland. Mr. Upland was appointed Vice President and Chief Financial Officer on December 1, 2008 and elected as Secretary and Treasurer on March 23, 2009. Mr. Upland previously served as the acting Chief Executive Officer of Britanne Corp., a manufacturer and wholesaler of microfiber products, from November 2006 to November 2008, and as the acting Chief Financial Officer for Tippett Studios, a computer graphics animation studio, from March 2007 to November 2008. Prior to that, he served as the Chairman, Chief Executive Officer and President of Prints Plus, Inc., a retailer of prints and framing from April 1997 to May 2006. Prior to that, he served as the Executive Vice President and Chief Operating Officer and the Senior Vice President and Chief Financial Officer of Prints Plus, Inc. from July 1990 to April 1997. Prior to that, Mr. Upland served as the Chief Financial Officer of Impostors, Inc., Supercuts, Inc. and Aca Joe, Inc. Mr. Upland holds a B.S. in Political Science, a J.D. and an M.B.A., each from Santa Clara University in Santa Clara, California.

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

John Hansen. Mr. Hansen has served as a member of our Board of Directors since November 1998. From November 2003 to October 2005, and since November 2005, he has served as the Chairman of our Board of Directors. Since March 1998, Mr. Hansen has served as President of JH Partners, LLC, a private equity firm. Mr. Hansen is currently a member of the Boards of Directors of the private companies Coraline S.p.A., the owner of the Frette brand luxury linens businesses, NapaStyle, Inc., Lussori, Inc., La Perla S.r.l. and Jurlique International Pty Ltd. Mr. Hansen has previously served on the Boards of Directors of the private companies GoSMILE, Inc., Walter Drake, Inc., The Record Bar, Inc., Performance Bicycle Shop, Inc., Bell Sports, Inc., Wellpet and the public companies Bare Escentuals, Inc. and Thermolase Corporation, Inc. Mr. Hansen holds an A.B. from Harvard College, an M.B.A. from Harvard Business School and a J.D. from University of California, Berkeley.

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

Terry Lee. Mr. Lee has served as a member of our Board of Directors since November 2003. Since 2004, Mr. Lee has served as a Senior Operating Partner for JH Partners, LLC, a private equity firm of which our Chairman is President. Mr. Lee is also currently a board member and consultant of Easton-Bell Sports, Inc. (formerly Bell Sports, Inc.), a private company that sells helmets and sporting goods accessories, a position he has held since April 2001; and Executive Co-Chairman of BAP Holdings LLC, the parent company of Bell Automotive Products, Inc., a company that sells automotive accessories, a position he has held since October 2004. Mr. Lee previously served as Chief Executive Officer of Bell Automotive Products, Inc. from February 2000 to October 2004. From January 2001 to May 2001, Mr. Lee served as Chief Executive Officer of Bell Sports Corp. From August 2000 to January 2001, Mr. Lee served as a member of the Board of Directors of Bell Sports Corp. From August 1998 to August 2000, Mr. Lee served as Chairman of the Board of Directors of Bell Sports Corp. Mr. Lee is also currently a member of the Board of Directors of Jurlique International Pty Ltd., a privately held natural skin care products company, The Boys and Girls Club of Metropolitan Phoenix, a non-profit organization, and USA Cycling Development Foundation. Mr. Lee attended The University of Utah and Weber State College on a non-matriculated basis.

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

William McDonagh. Mr. McDonagh has served as a member of our Board of Directors since March 2004. Mr. McDonagh has been a partner of Walden Venture Capital since September 2000, and has been a management consultant since January 1999. From April 1994 to March 1998, Mr. McDonagh served as President and Chief Operating Officer of Broderbund Software, Inc., a company that develops and markets computer software. Mr. McDonagh is currently a member of the Board of Directors of GoAmerica, Inc., a privately held company that provides sign-language and text translation services for the deaf and hard-of-hearing. Mr. McDonagh holds a B.B.A. in accounting from the University of Notre Dame and an M.B.A. from Golden Gate University.

James Peters. Mr. Peters has served as a member of our Board of Directors since March 2007. From August 2000 to February 2005, Mr. Peters has served as President and Chief Operating Officer of Ross Stores, Inc., a clothing retailer. From August 1998 to August 2000, Mr. Peters served as President of U.S. Retail for Staples, Inc., an office supply retailer. From August 1997 to August 1998, Mr. Peters served as Executive Vice President of U.S. Retail for Staples. Mr. Peters also serves on the Board of Trustees of the University of San Diego. Mr. Peters holds a B.A. degree in political science from the University of San Diego.

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

Board Meetings

Our Board of Directors held four regularly scheduled meetings and one special telephonic meeting during 2008 and acted by unanimous written consent once. No director who served as a director during the past year attended fewer than 75% of the aggregate of the total number of meetings of our Board of Directors and the total number of meetings of committees of our Board of Directors on which he or she served, except for Hilary Billings , who attended eight out of eleven of such meetings.

Director Attendance at Annual Meetings

Although our company does not have a formal policy regarding attendance by members of our Board of Directors at our Annual Meeting, we encourage all of our directors to attend. At our Annual Meeting held on August 5, 2008, five of our directors attended.

Committees of the Board

Compensation Committee. The Compensation Committee of our Board of Directors is comprised of Peter Lynch, who serves as its Chairman, Hilary Billings and Terry Lee, each of whom is an independent director for the purposes of federal securities laws and the rules of the Nasdaq Stock Market. The Compensation Committee held six meetings, including four telephonic meetings, during fiscal year 2008. The Compensation Committee is governed by a written charter approved by our Board of Directors. The functions of the Compensation Committee include reviewing and recommending to the Board of Directors the compensation and benefits of all of our executive officers, administering our equity incentive plans and establishing and reviewing general policies relating to compensation and benefits of our employees.

Audit Committee. The Audit Committee of our Board of Directors is comprised of William McDonagh, who serves as its Chairman, James Peters and Lawrence Wilkinson. Each of these directors is “independent” as defined under and required by federal securities laws, including Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 and the Nasdaq rules. In addition, our Board of Directors has determined that William McDonagh qualifies as an “audit committee financial expert” under the federal securities laws. The Audit Committee held four meetings during fiscal year 2008. The Audit Committee is governed by a written charter approved by our Board of Directors. The functions of the Audit Committee include reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our Board of Directors, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. Both our independent auditors and internal financial personnel regularly meet privately with the Audit Committee and have unrestricted access to the Audit Committee.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is comprised of Lawrence Wilkinson, who serves as its Chairman and Hilary Billings and John Hansen, each of whom is an independent director for the purposes of federal securities laws and the Nasdaq rules. The Nominating and Corporate Governance Committee is governed by a written charter approved by our Board of Directors. The functions of the Nominating and Corporate Governance Committee include identifying prospective board candidates, recommending nominees for election to our Board of Directors, developing and recommending board member selection criteria, considering committee member qualification, recommending corporate governance principles to the Board of Directors, and providing oversight in the evaluation of the Board of Directors and each committee. The functions of the Nominating and Corporate Governance Committee are being performed by the full Board of Directors, with all director nominations being approved by a majority of our independent directors. As a result, the Nominating and Corporate Governance Committee did not hold any meetings during fiscal year 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, directors, officers and beneficial owners of ten percent or more of our common stock (“Reporting Persons”) are required to report to the Securities and Exchange Commission on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock. Based solely on our review of such forms received and the written representations of our Reporting Persons, we have determined that no Reporting Person known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act, except for the following: Ray Brunner, Theodore Upland and Matthew Wilkerson each filed one late Form 4 covering one transaction during fiscal year 2008 and Matthew Wilkerson filed one late Form 3 during fiscal year 2008.

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

To achieve these objectives, the Compensation Committee has implemented and intends to maintain compensation plans that tie a substantial portion of the executives’ overall compensation to key financial goals. During 2008, we used Adjusted EBITDA as the primary measure of company performance.

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

Management and the Compensation Committee historically have used market surveys and competitive data gathered internally and by consultants in making decisions affecting compensation. Management and the Compensation Committee have reviewed data focused on retail companies and companies located in the San Francisco Bay area. In September 2005, Aon Corporation, a firm that provides executive compensation consulting services, prepared a report for the Compensation committee regarding the compensation of our executive officers. In preparing its analysis, Aon reviewed survey data and industry peer companies of comparable size and revenue as ours.

Since the initial issuance of the Aon report, management has updated the list of industry peer companies originally identified by Aon in its September 2005 report, and the Compensation Committee continues to review executive compensation information for such companies in making its compensation decisions with respect to our named executive officers. This public company market comparison group, which was also used in 2008, includes the following retail companies, each of which was selected based on industry, revenues and organizational size and structure: Bassett Furniture Industries, Inc., Big Dog Holdings, Inc., Blue Nile, Inc., Build-a-Bear Workship, Inc., Citi Trends, Inc., drugstore.com, inc., GSI Commerce, Inc., Jennifer Convertibles, Inc., Kirkland’s, Inc., Overstock.com, Inc., Peet’s Coffee & Tea, Inc., RedEnvelope, Inc., and Zumiez Inc.

For 2008, management and the Compensation Committee also reviewed the following market compensation survey data:

•	Mercer Retail Industry Survey is a national survey of executive compensation levels and practices that covers 194 retail companies with annual sales from $100 million to $2.5 billion.

•	Salary.com Luxury Retailers Group Survey is a national survey of executive compensation levels and practices that covers 43 luxury retail companies.

In addition, in June 2008, we retained Buck Consultants to undertake an analysis of our current executive compensation levels. Buck Consultants also relied on the public company market comparison group identified above in performing its analysis.

The selected companies in the public company market comparison group are companies that fall within a reasonable range of comparison factors and/or that we may compete with for executive talent. The public company market comparison group was not selected on the basis of executive compensation levels. The public company market comparison group compensation data is limited to publicly available information and therefore does not provide precise comparisons by position as offered by more comprehensive survey data. The survey data, however, can be used to provide pooled compensation data for positions closely akin to those held by each named executive officer. In addition, the pool of senior executive talent from which the company draws and against which it compares itself extends beyond the limited community of our immediate public company comparison group and includes a wide range of other organizations outside of the company’s traditional competitors, which range is represented by such surveys. As a result, the compensation committee uses the public company group data on a limited basis to analyze the overall competitiveness of the company’s compensation with its direct publicly traded peers in the United States and its general compensation philosophy but continues to primarily rely on industry survey data in determining actual executive compensation. For purposes of this compensation discussion and analysis, we refer to the foregoing survey and more specific public company group data collectively as our market comparison group.

While the Compensation Committee considered market compensation information from the foregoing surveys and market comparison group in making its compensation decisions for our named executive officers, as described below, we do not believe that it is appropriate to establish compensation levels solely by reference to market compensation data. The Compensation Committee relies upon the judgment of its members in making compensation decisions, after reviewing the performance of the company and carefully evaluating a named executive officer’s performance during the year against established goals, if any, leadership qualities, operational performance, business responsibilities, career with the company, current compensation arrangements and long-term potential to enhance stockholder value. While competitive market compensation paid by other companies is a key factor that the Compensation Committee considers in assessing the reasonableness of compensation, the Compensation Committee does not rely entirely on that data to determine named executive officer compensation. Instead, the Compensation Committee incorporates flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment.

The surveys described above were not compiled specifically for us but rather are databases containing comparative compensation data and information for numerous other retail companies. The Compensation Committee therefore reviewed pooled compensation data for positions similar to those held by each named executive officer and the Compensation Committee was not presented with information about the names of the individual companies included in such surveys and did not review information for individual companies included in such surveys.

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

Elements of Compensation

Executive compensation consists of the following elements:

Base Salary. Base salaries for our executives are generally established based on the scope of their responsibilities, level of experience and individual performance, taking into account both external competitiveness and internal equity considerations. The goal for the base salary component is to compensate employees at a level that approximates the median salaries of individuals in comparable positions in our market comparison group. Base salaries for our named executive officers are reviewed periodically, and adjusted from time to time by the Compensation Committee after taking into account individual responsibilities, performance and experience.

We entered into an employment agreement with Mr. Brunner on March 31, 2008 that increased Mr. Brunner’s base salary compensation to $375,000 from $350,000. No other named executive officer’s based annual salary was increased in 2008.

In connection with Mr. Upland’s commencement of employment, the Compensation Committee set his initial base salary at $275,000, which was the base salary rate for our previous Chief Financial Officer. The Compensation Committee established such base salary after taking into account the factors identified above and executive compensation information for comparable positions in our market comparison group.

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

During 2008, we utilized a corporate bonus plan to promote the achievement of company financial performance objectives and to incentivize achievement of individual and business unit performance objectives. During fiscal year 2008, we used Adjusted EBITDA to measure our financial performance when determining management bonuses. The Compensation Committee determined that management’s incentives would be best aligned with those of our stockholders if our bonus plan used Adjusted EBITDA as our primary financial performance measure because we believe it is the measure that most reflects our fundamental financial performance. Adjusted EBITDA is calculated as net income plus interest expense, taxes, stock-based compensation, depreciation and amortization less interest income. Maximum bonus opportunities are established as a percentage of base salary. The plan provided that if the budgeted Adjusted EBITDA threshold of approximately $12.3 million were achieved, then for every dollar of Adjusted EBITDA achieved in excess of that amount, fifty cents would be put into a bonus pool for all employees, until the bonus pool reached a predetermined maximum of $2.5 million. Then, such amount would be distributed among individual executives by the Compensation Committee based on its assessment of each individual’s achievement of individual goals and objectives.

The employment agreement, signed on March 31, 2008, for Ray Brunner, our Chief Executive Officer and President, provided for a target bonus of up to 100% of Mr. Brunner’s base salary based on the achievement of corporate and individual goals set by the Compensation Committee of the Board of Directors. The other named executive officers’ bonus opportunities under the 2008 bonus plan were capped at 50% of their base salary. The target bonuses for our named executive officers were set by the Compensation Committee based in part on executive compensation information for comparable positions in our market comparison group and also based on the recommendations of management as to the target bonus levels necessary to provide the appropriate incentives for our senior executives.

The Compensation Committee determined that we did not meet our target level of performance of at least $12.3 million of Adjusted EBITDA for bonuses to be awarded under our 2008 bonus plan. However, the Compensation Committee determined that Mr. Brunner should receive a bonus $25,000 and Mr. Wilkerson a discretionary bonus of $15,000 in recognition of sales and expense control efforts during the economic down turn in the second half of 2008. Mr. Upland, the current Vice President, Chief Financial Officer, Secretary and Treasurer was not eligible to receive a bonus having commenced employment on December 1, 2008. Mr. Hellmann, the former Chief Financial Officer and Secretary, resigned in November 2008 and was not eligible to receive a bonus.

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

Stock Options. Our Amended and Restated 2004 Equity Incentive Award Plan, or the 2004 Plan, authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. We also have options outstanding under our 1999 Stock Plan, or the 1999 Plan, but we will not be granting additional options or making any other equity awards under the 1999 Plan. Our Compensation Committee oversees the administration of our equity incentive plans. Historically, our Board and Compensation Committee have made stock option grants at an employee’s commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention objectives. Going forward, the Compensation Committee has delegated authority to the Chief Executive Officer to grant options at predetermined ranges at the director level. Our 2008 bonus plan provided that stock options would be granted in an amount equal to one-half of the bonus amounts granted. However, since our threshold EBITDA target was not reached, no stock options were awarded pursuant to the 2008 bonus plan.

In 2008, our named executive officers were awarded stock options in the amounts indicated in the section entitled “Grants of Plan-Based Awards.” All options granted under the 2004 Plan have been granted at exercise prices equal to “fair market value” on the date of grant as defined in the plan. The 2004 Plan defines fair market value as the closing market value of our stock as reported on the Nasdaq Global Market on the date of grant. The stock options we grant officers and employees are incentive stock options to the extent permitted by applicable law and typically vest 25% at the end of one year from the vesting start date and then 1/48 per month thereafter based upon continued employment over a four-year period, and generally expire ten years after the date of grant.

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

In determining the number of stock options to be granted to executives, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value, the value of stock options in relation to other elements of the individual executive’s total compensation and equity award levels for individuals in comparable positions in our market comparison group. Under our current policy, all stock options and other equity awards will be made by the Compensation Committee, except that our full Board will take action with respect to any equity awards made to our non-employee directors. The Compensation Committee delegated authority to the Company’s Chief Executive Officer to make grants of options to newly hired and promoted employees at the director level and below based on ranges specified by the Compensation Committee for each level of employment. Grants to newly hired and promoted employees will be made on the 15th of each month (or the next business day when the 15th falls on a weekend or holiday) with respect to new hires and promotions in the immediately preceding month. The exercise price would be the date of grant, and the vesting schedule would begin on the date of grant.

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

401(k) Defined Contribution Plan. All employees may participate in our 401(k) Retirement Savings Plan, or 401(k) Plan. All eligible full-time and part-time employees who meet certain age and service requirements may participate. In 2008, Ray Brunner, Theodore Upland, and Matthew Wilkerson were the named executive officers that participated in this plan.

Other Benefits. Our executives are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, long and short-term disability and life insurance, in each case on the same basis as our other employees. We reimburse Ray Brunner, our Chief Executive Officer, the cost of leasing a house in San Francisco, not to exceed $10,000 per month, provided that such amount will be offset by rental income, if any, on his house in Portland, Oregon. If Mr. Brunner sells the Portland, Oregon house, the lease reimbursements will cease six months after such date. The Company also agreed to reimburse Mr. Brunner for relocation expenses up to $25,000 and the seller’s portion of the realtor fee up to 6% of the gross sales price for the sale of his house. The Company will also gross up these relocation reimbursements to fully compensate Mr. Brunner for any taxes owed on such payments.

Summary of Compensation

The following table shows information regarding the compensation earned by any person who served as our Chief Executive Officer or Chief Financial Officer during fiscal year 2008 and the other executive officer serving as such as of December 31, 2008. We refer to these persons as our “named executive officers” elsewhere in this report.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Ray Brunner,	2008	$383,000	$25,000	—	$307,000	—	123,000	(5)	$838,000
Chief Executive Officer and	2007	350,000	125,000	—	694,000	—	46,000	(6)	1,215,000
President (1)	2006	240,000	—	—	373,000	315,000	31,000	(6)	959,000
Theodore Upland, Vice President,	2008	26,000	—	—	1,000	—	—		27,000
Chief Financial Officer,	2007	—	—	—	—	—	—		—
Secretary and Treasurer (2)	2006	—	—	—	—	—	—		—
John Hellmann,	2008	259,000	—	—	188,000	—	163,000	(7)	610,000
Former Chief Financial Officer	2007	266,000	60,000	—	150,000	—	—		476,000
and Secretary (3)	2006	103,000	50,000	—	58,000	—	—		211,000
Matthew Wilkerson,	2008	249,000	15,000	—	101,000	—	4,000		369,000
Vice President of Sales	2007	201,000	10,000	—	123,000	—	7,000		341,000
and Retail Operations	2006	154,000	—	—	2,000	—	—		156,000

(1)	Mr. Brunner became our President and Chief Executive Officer on May 11, 2006. Mr. Brunner served as our Executive Vice President of Real Estate and Studio Operations from October 2005 until March 2006.

(2)	Mr. Upland was appointed Vice President and Chief Financial Officer effective December 1, 2008 and elected as Secretary and Treasurer on March 23, 2009.

(3)	Mr. Hellmann resigned on November 28, 2008.

(4)	These amount reflects the compensation cost for the fiscal years 2006, 2007 and 2008 of the named executive officer’s options, calculated in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, and using a Black-Scholes valuation model. See Note 1 of Notes to Financial Statements found in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 for a discussion of the assumptions made in determining grant date fair value and compensation costs of equity awards.

(5)	This amount consists of reimbursements to Mr. Brunner for the cost of leasing a house in San Francisco, not to exceed $10,000 per month, compensation for any taxes owed on such payments and travel from his home to our headquarters in San Francisco prior to the leasing of a house.

(6)	These amounts consists of reimbursements to Mr. Brunner for his travel from his home to our headquarters in San Francisco, including airfare, meals and lodging.

(7)	This amount consists of payments to Mr. Hellmann for accrued vacation and severance in accordance with his employment offer letter pursuant to the Company’s regular bi-weekly payroll starting in December 2008 through May 2009.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended January 3, 2009 to the named executive officers.

Grants of Plan-based Awards

					All Other Option Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Ray Brunner (1)	5/12/08	$—	$—	$375,000	—	100,000	$3.90	$224,000
Theodore Upland	12/15/08	—	—	—	—	150,000	0.75	67,000
John Hellmann (2)		—	—	138,000	—	—	—	—
Matthew Wilkerson (2)	11/7/08	—	—	120,000	—	10,000	1.23	7,000

(1)	Mr. Brunner’s employment agreement, signed on March 31, 2008, provided that he would be eligible to receive a bonus of up to 100% of his base salary based on the achievement of corporate and individual goals set by the Compensation Committee of the Board of Directors.

(2)	The named executive officers’ bonus opportunities under the 2008 bonus plan were capped at 50% of their base salary. For information about the amounts actually paid to our named executive officers under the 2008 corporate bonus plan, see the column “Non-Equity Incentive Plan Compensation” in the previous table titled “Summary Compensation Table.”

(3)	All options have a term of ten years from the grant date and vest as follows: 25% of the shares subject to the option will vest 12 months following the date of grant and the remainder will vest monthly thereafter over three years at a rate of 1/36 of the remaining unvested shares subject to the option.

Employment Agreement and Offer Letter

Ray Brunner

We entered into an employment agreement with Mr. Brunner on March 31, 2008. The employment agreement provides that Mr. Brunner is required to devote his full business time and services to us, provided that he may engage charitable, community service and industry association activities and manage his own finances, so long as those activities do not interfere with the performance of his duties under the employment agreement as determined by our Board of Directors. His initial base salary is $375,000, which the Compensation Committee will review annually. He is also eligible for an annual bonus at the 100% target level in accordance with performance objectives determined by the Board of Directors. The Company also agreed to grant Mr. Brunner options to purchase 100,000 shares each year during the initial term of the employment agreement. The employment agreement’s initial term ends on March 31, 2013, and will be automatically renewed for successive one-year periods unless either party gives thirty days written notice of nonrenewal.

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

Upon a termination of Mr. Brunner’s employment by us without cause (and not as a result of his death or disability), and subject to his execution of a general release of known and unknown claims in form satisfactory to us, he will be entitled to receive a lump sum cash amount equal to the sum of 12 months’ of his then-current base salary and reimbursement of COBRA premiums for 12 months until the date Mr. Brunner obtains alternate full-time employment or is otherwise no longer eligible for COBRA continuation coverage, whichever first occurs. In the event that such termination without cause or resignation for good reason occurs in the three-month period prior to or the twelve-month period following any “change of control,” Mr. Brunner will be entitled to receive a lump sum cash amount equal to the sum of two times Mr. Brunner’s then-current annual salary and reimbursement of COBRA premiums for 12 months until the date Mr. Brunner obtains alternate full-time employment or is otherwise no longer eligible for COBRA continuation coverage, whichever first occurs. Mr. Brunner’s unvested stock options also will immediately vest in full. Upon termination for cause, Mr. Brunner is not entitled to any payment or benefit other than the payment of base salary earned and accrued but unused vacation or paid time off unpaid at the date of termination and COBRA.

For purposes of Mr. Brunner’s employment agreement, a termination “for cause” occurs if Mr. Brunner is terminated because Mr. Brunner did not fully correct the circumstances constituting cause (provided such circumstances are capable of correction), which include:

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

For purposes of Mr. Brunner’s employment agreement, “good reason” for Mr. Brunner’s resignation includes any of the following actions undertaken without his express written consent:

•	the assignment to him of any duties, authority or responsibilities which results in a material diminution in his duties, authority or responsibilities;

•	any diminution in his title;

•	his ceasing to report to the Board;

•	a reduction by us of his base salary, other than in conjunction with a reduction in salaries affecting all officers;

•	a relocation of his business office to a location more than 50 miles, except for required travel by him on company business;

•

a material breach by us of any provision of the employment agreement, after written notice is delivered to us by him specifying the nature of the breach, and failure by us to remedy the breach within 30 days of receipt of such notice; or

•	any failure by us to obtain the assumption of the employment agreement by any successor or assign of the company.

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

Theodore Upland

We entered into an employment offer letter with Theodore Upland, our Vice President, Chief Financial Officer, Secretary and Treasurer on December 1, 2008. The offer letter provides for Mr. Upland to receive an annual salary of $275,000 per year. Mr. Upland will also be eligible to participate in our bonus plan. If Mr. Upland is terminated without cause, he will be entitled to receive severance payments equal to six months’ salary payable in installments pursuant to our regular bi-weekly payroll. Should there be a change of control in the company during his employment and he should decide to terminate his employment three months prior or six months after such change of control, he will be entitled to receive severance payments equal to six months’ salary payable in installments pursuant to our regular bi-weekly payroll and Mr. Upland’s unvested stock options will immediately vest in full.

Employee Benefit Plans

2004 Equity Incentive Award Plan

Under the Amended and Restated 2004 Equity Incentive Award Plan, or the 2004 Plan, the number of shares of our common stock that may be issued pursuant to a variety of stock-based compensation awards, including stock options, SARs, restricted stock, deferred stock, dividend equivalents and stock payments, shall not exceed, in the aggregate, 3,000,000 shares. To the extent that an award terminates, expires or lapses for any reason, any shares subject to the award will be available for future grant under the 2004 Plan. In addition, shares that are delivered to us by a participant or withheld by us to satisfy the grant or exercise price of an award or in satisfaction of tax withholding obligations will be available for future grant under the 2004 Plan.

As of January 3, 2009, options to purchase 312 shares of our common stock had been exercised, options to purchase approximately 2,099,000 shares of our common stock were outstanding and approximately 901,000 shares of our common stock remained available for grant. As of January 3, 2009, the outstanding options were exercisable at a weighted average exercise price of $5.40 per share.

Our employees, consultants and directors are eligible to receive awards under the 2004 Plan. As of April 15, 2009, we had approximately 377 employees, and we currently have eight directors, seven of whom are non-employee directors.

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

We initially reserved a total of 300,000 shares of our common stock for issuance under the plan. The reserve automatically increases on each December 31 during the term of the plan by an amount equal to the lesser of (1) 100,000 shares or (2) a lesser amount determined by the Board. As of January 3, 2009, approximately 715,000 shares were available for grant. Offering periods under the Employee Stock Purchase Plan are six months long and, commence on December 1 and June 1 of each year.

Individuals whose customary employment is for more than 20 hours per week and who have been continuously employed by us for at least six months are eligible to participate in the plan. Participants may contribute up to 15% of their cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will be equal to 85% of the lower of (i) the fair market value per share on the first trading day of the six-month offering period, or (ii) the fair market value per share on the last trading day of the six-month offering period.

In the event of a proposed sale of all or substantially all of our assets, or our merger with or into another company, the outstanding rights under the plan will be assumed or an equivalent right substituted by the successor company or its parent. If the successor company or its parent refuses to assume the outstanding rights or substitute an equivalent right, then all outstanding purchase rights will automatically be exercised prior to the effective date of the transaction. The purchase price will be equal to 85% of the market value per share on the participant’s entry date into the offering period in which an acquisition occurs or, if lower, 85% of the fair market value per share on the date the purchase rights are exercised.

The plan will terminate no later than the tenth anniversary of the plan’s initial adoption by the Board.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at January 3, 2009 with respect to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Ray Brunner	15,000	—	—	$7.00	3/3/2014
	52,227	—	—	0.60	10/14/2012
	2,000	—	—	2.75	5/13/2013
	300,000	—	—	5.41	5/23/2016
	150,000	—	—	12.00	10/24/2016
	—	100,000	—	3.90	5/11/2018

Total	519,227	100,000
Theodore Upland	—	150,000	—	0.75	12/14/2018
John Hellmann	116,660	—	—	5.59	8/11/2016
Matthew Wilkerson	1,927	573	—	6.03	11/30/2015
	64,583	35,417	—	5.37	2/5/2017
	—	10,000	—	1.23	11/6/2018

Total	66,510	45,990

(1)	Except for Mr. Hellmann’s options, which vest monthly over 36 months from his vesting start date, all options vest at a rate of 25% of the options on the first anniversary of the start date and then 1/48 of the options each month thereafter through the fourth anniversary of the vesting start date. Upon Mr. Hellmann’s resignation, all unvested options were forfeited on November 28, 2008 and all vested options were cancelled on February 28, 2009.

Option Exercises

During the fiscal year ended January 3, 2009, none of the named executive officers exercised any options.

Pension Benefits

We do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.

401(k) Plan

Effective in 2000, we adopted the Design Within Reach 401(k) plan covering our employees. The 401(k) plan is intended to qualify under Section 401(k) of the Code so that the contributions to the 401(k) plan by employees, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) plan, and so that contributions by us, if any, will be deductible by us for federal income tax purposes when made. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) plan. The 401(k) plan permits, but does not require additional matching contributions to the 401(k) plan by us on behalf of all participants in the 401(k) plan. During fiscal year 2008, we made no contributions to the 401(k) plan.

Nonqualified Deferred Compensation

Eligible employees may defer the receipt of up to 100% of base salary and up to 100% of bonus and other cash incentive compensation under our deferred compensation plan. Design Within Reach may elect to make matching contributions or other discretionary contributions to the deferred compensation plan but has not done so to date. The participant may elect to change an investment choice at any time. Amounts deferred generally may be distributed as of a particular date selected in advance by the participant, following the participant’s termination of employment or in the event the participant suffers a financial hardship. Amounts deferred generally may be distributed as of a particular date selected in advance by the participant, following the participant’s termination of employment or in the event the participant suffers a financial hardship. Payments are made within 90 days. In 2008, none of the named executive officers participated in this plan.

Potential Severance and Change in Control Payments

We have entered into agreements and maintain plans that may require us to make payments and/or provide certain benefits to our named executive officers in the event of a termination of their employment or a change of control. The following tables and narrative disclosure summarize the potential payments to each named executive officer assuming that one of the events listed in the tables below occurs. The tables assume that the event occurred on January 3, 2009, the last trading day of our last completed fiscal year. Our 2004 Plan and our 1999 Plan contain change of control provisions as described above. See “2004 Equity Incentive Award Plan” and “1999 Stock Plan.” For purposes of estimating the value of amounts of equity compensation to be received in the event of a termination of employment or change of control, we have assumed a price per share of our common stock of $0.72, which represents the closing market price of our common stock as reported on the Nasdaq Global Market on January 2, 2009.

Ray Brunner

Executive benefits and payments upon termination	Termination due to Death or Disability	Termination for Cause	Termination by Us Other than for Cause or Resignation for Good Reason	Resignation Without Good Reason	Termination by Us Other than for Cause or Resignation for Good Reason Within 3 months prior to or 12 months Following Change in Control
Severance payment	$—	$—	$375,000	$—	$700,000	(1)
Accelerated stock options	—	—	—	—	—	(2)
Cobra premiums	—	—	10,000	—	10,000	(3)
Accrued vacation pay	50,000	50,000	50,000	50,000	50,000

Total	$50,000	$50,000	$435,000	$50,000	$760,000

(1)	Represents the amount of severance to which Mr. Brunner would be entitled upon a termination without cause on January 3, 2009, the last day of the last fiscal year, under his employment agreement.

(2)	The exercise price of all of Mr. Brunner’s unvested options exceeded the closing price of our common stock on January 3, 2008.

(3)	Represents twelve months of COBRA premiums for Mr. Brunner and his eligible dependents.

Theodore Upland

Executive benefits and payments upon termination	Termination due to Death or Disability	Termination for Cause	Termination by Us Other than for Cause	Resignation	Termination Within 3 months prior to or 12 months Following Change in Control
Severance payment	$—	$—	$138,000	$—	$138,000	(1)
Accelerated stock options	—	—	—	—	—	(2)
Cobra premiums	—	—	7,000	—	7,000
Accrued vacation pay	2,000	2,000	2,000	2,000	2,000

Total	$2,000	$2,000	$147,000	$2,000	$147,000

(1)	Represents the amount of severance to which Mr. Upland would be entitled upon a termination without cause on January 3, 2009, the last day of the last fiscal year, under his offer letter payable in installments over six months pursuant to our regular bi-weekly payroll.

(2)	The exercise price of all of Mr. Upland’s options exceeded the closing price of our common stock on January 2, 2009.

Matthew Wilkerson

Executive benefits and payments upon termination	Termination due to Death or Disability	Termination for Cause	Termination by Us Other than for Cause	Resignation	Termination Following Change in Control
Severance payment	$—	$—	$120,000	$—	$120,000
Accelerated stock options	—	—	—	—	—	(1)
Cobra premiums	—	—	2,000	—	2,000
Accrued vacation pay	32,000	32,000	32,000	32,000	32,000

Total	$32,000	$32,000	$154,000	$32,000	$154,000

(1)	The exercise price of all of Mr. Wilkerson’s options exceeded the closing price of our common stock on January 2, 2009.

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in the fiscal year ended January 3, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John C. Hansen	$15,000	—	$57,000	—	—	—	$72,000
Hilary Billings	20,000	—	15,000	—	—	—	35,000
Terry Lee	15,000	—	15,000	—	—	—	30,000
Peter Lynch	18,000	—	13,000	—	—	—	31,000
William McDonagh	20,000	—	24,000	—	—	—	44,000
James Peters	15,000	—	18,000	—	—	—	33,000
Lawrence Wilkinson	23,000	—	15,000	—	—	—	38,000

(1)	These amount reflects the compensation cost for the year ended January 3, 2009 of the director’s options, calculated in accordance with FAS 123R and using a Black-Scholes valuation model. See Note 1 of Notes to Financial Statements found in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 for a discussion of the assumptions made in determining grant date fair value and compensation costs of equity awards.

The following table details information with respect to all options to purchase our common stock held by our non-employee directors outstanding on January 3, 2009:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John C. Hansen	75,000	—	$14.68	2/24/2015
	8,000	—	5.41	1/23/2017
	7,333	667	2.80	3/14/2018

Total	90,333	667
Hilary Billings	30,000	—	4.50	1/2/2014
	5,000	—	0.25	6/1/2009
	8,000	—	5.41	1/23/2017
	7,333	667	2.80	3/14/2018

Total	50,333	667
Terry Lee	30,000	—	4.50	1/2/2014
	8,000	—	5.41	1/23/2017
	7,333	667	2.80	3/14/2018

Total	45,333	667
Peter Lynch	3,000	—	6.13	10/24/2016
	8,000	—	5.41	1/23/2017
	7,333	667	2.80	3/14/2018

Total	18,333	667
William McDonagh	30,000	—	7.00	3/3/2014
	8,000	—	5.41	1/23/2017
	7,333	667	2.80	3/14/2018

Total	45,333	667
James Peters	8,000	—	6.33	5/15/2017
	7,333	667	2.80	3/14/2018

Total	15,333	667
Lawrence Wilkinson	15,000	—	0.60	5/1/2011
	30,000	—	4.50	1/2/2014
	8,000	—	5.41	1/23/2017
	7,333	667	2.80	3/14/2018

Total	60,333	667

The grant date fair values of option grants to our directors in fiscal year 2008 are as follows:

Name	Grant Date	Number of Securities Underlying Options (#)	Exercise Price ($)	Grant Date Fair Value ($)
John C. Hansen	3/15/2008	8,000	$2.80	$12,000
Hilary Billings	3/15/2008	8,000	2.80	12,000
Terry Lee	3/15/2008	8,000	2.80	12,000
Peter Lynch	3/15/2008	8,000	2.80	12,000
William McDonagh	3/15/2008	8,000	2.80	12,000
James Peters(2)	3/15/2008	8,000	2.80	12,000
Lawrence Wilkinson	3/15/2008	8,000	2.80	12,000

Under our director compensation plan, each non-employee director will receive:

•

an annual grant of options to purchase 8,000 shares (to be issued each year, with an exercise price equal to the fair market value on the date of grant and monthly vesting over the 12 months commencing from January of that year);

•	an annual cash retainer of $10,000; and

•	an annual committee member fee of $5,000, with the chair of the compensation committee receiving $2,500 and the chair of the audit committee receiving $5,000.

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

Compensation Committee Report

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporate future filings, including this annual report on Form 10-K, in whole or in part, following Compensation Committee Report shall not be incorporated by reference into any such filings.

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this amendment.

The foregoing has been furnished by the Compensation Committee.

Peter Lynch (Chair)

Hilary Billings

Terry Lee

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 15, 2009 regarding the beneficial ownership of our common stock by (a) each person known to our Board to own beneficially 5% or more of our common stock, (b) each director of our Company, (c) the named executive officers (as defined above), and (d) all of our directors and executive officers as a group. Information with respect to beneficial ownership has been furnished by each director, officer or 5% or more stockholder, as the case may be.

Percentage of beneficial ownership is calculated based upon 14,489,000, shares of common stock which were outstanding as of April 15, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible within 60 days of April 15, 2009. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned
5% Stockholders:
SCSF Equities, LLC and affiliates (3)	2,523,000	17.4%
Glenn J. Krevlin and affiliates (4)	2,487,000	17.2%
Royce & Associates, LLC (5)	1,041,000	7.2%
William Harris Investors, Inc. (6)	804,000	5.5%
Directors and Named Executive Officers:
Ray Brunner	546,000	3.6%
Theodore Upland	—	*
John Hellmann	—	*
Matthew Wilkerson	79,000	*
John Hansen (7)	682,000	4.7%
Hilary Billings	51,000	*
Terry Lee (8)	95,000	*
Peter Lynch	19,000	*
William McDonagh	46,000	*
James Peters	16,000	*
Lawrence Wilkinson	78,000	*
All executive officers and directors as a group (10 persons, excluding John Hellmann)	1,612,000	10.4%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)	Unless otherwise indicated, the address for each person or entity named below is c/o Design Within Reach, Inc., 225 Bush Street, 20th Floor, San Francisco, CA 94104.

(2)	The following table indicates the number of shares subject to options exercisable within sixty (60) days of April 15, 2009, held by individuals listed in the table above:

Name of Beneficial Owner	Shares Subject to Options Exercisable Within 60 Days
Directors and Named Executive Officers:
Ray Brunner	546,000
Matthew Wilkerson	79,000
John Hansen	91,000
Hilary Billings	51,000
Terry Lee	46,000
Peter Lynch	19,000
William McDonagh	46,000
James Peters	16,000
Lawrence Wilkinson	61,000
All executive officers and directors as a group (10 persons, excluding John Hellmann)	956,000

(3)	The address for SCSF Equities, LLC and affiliates is 5200 Town Center Circle, Suite 600, Boca Raton, FL 33486. Information is based on an amended Schedule 13D filed with the SEC by SCSF Equities, LLC, a Delaware limited liability company (“SCSF Equities”) on March 17, 2008. SCSF Equities is the direct beneficial owner of the shares reported. The securities reported may be deemed to be beneficially owned by Sun Capital Securities Offshore Fund, Ltd., a Cayman Islands corporation (“Sun Offshore Fund”), Sun Capital Securities Fund, LP, a Delaware limited partnership (“Sun Securities Fund”), Sun Capital Securities Advisors, LP, a Delaware limited partnership (“Sun Advisors”), Sun Capital Securities, LLC, a Delaware limited liability company (“Sun Capital Securities”), Marc J. Leder (“Leder”) and Rodger R. Krouse (“Krouse”). Leder and Krouse may each be deemed to control SCSF Equities, Sun Securities Fund and Sun Advisors, as Leder and Krouse each own 50% of the membership interests in Sun Capital Securities, which in turn is the general partner of Sun Advisors, which in turn is the general partner of Sun Securities Fund, which in turn is the managing member of SCSF Equities. Sun Offshore Fund owns a majority of the membership interests of SCSF Equities.

(4)	The address for Glenn J. Krevlin and affiliates is 598 Madison Avenue, 12th Floor, New York, NY 10022. Information is based on an amended Schedule 13D filed with the SEC by Glenn J. Krevlin and affiliates on February 14, 2008. As of the close of business on December 21, 2007, Glenhill Capital LP owned 1,202,608 shares of common stock, Glenhill Capital Overseas Master Fund LP owned 743,990 shares of common stock, Glenhill Concentrated Long Master Fund, LLC owned 540,000 shares of common stock. Each of Glenn J. Krevlin and Glenhill Advisors, LLC has the sole investment and voting power with respect to all such shares. Glenn J. Krevlin is the managing member and control person of Glenhill Advisors, LLC. Glenhill Advisors, LLC is the managing member of Glenhill Capital Management, LLC. Glenhill Capital Management, LLC is the general partner and investment advisor of Glenhill Capital LP, a security holder of the Company, managing member of Glenhill Concentrated Long Master Fund, LLC, a security holder of the Company, and sole shareholder of Glenhill Capital Overseas GP, Ltd. Glenhill Capital Overseas GP, Ltd. is general partner of Glenhill Capital Overseas Master Fund LP, a security holder of the Company.

(5)	The address for Royce & Associates, LLC (“RA”) and affiliates is 1414 Avenue of the Americas, New York, NY 10019. Information is based on a Schedule 13G filed with the SEC by RA and affiliates on January 23, 2009. In its Schedule 13G, RA states, “Various Accounts managed by Royce & Associates, LLC, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of shares of the issuer. The interest of one account, Royce Opportunity Fund an investment company registered under the Investment Company Act of 1940 and managed by Royce & Associates, LLC, amounted to 777,937 shares or 5.38% of the total shares outstanding.”

(6)	The address for William Harris Investors, Inc. (“WHI”) is 191 North Wacker Drive, Suite 1500, Chicago, IL 60606. Information is based on an amended Schedule 13G filed with the SEC by WHI on February 12, 2009. In its Schedule 13G, WHI states, “The securities reported herein have been acquired on behalf of discretionary clients of WHI. Persons other than WHI are entitled to receive all dividends from, and proceeds from the sale of, those securities.”

(7)	Includes (i) 468,193 shares held by Siberia Investment Company, LLC and (ii) 122,348 shares held by Monte

Savello, L.P. Mr. Hansen is the Manager of the General Partner (Hansen GP LLC) of Monte Savello, LP. Mr. Hansen disclaims beneficial ownership of the shares held by Monte Savello, LP and Siberia Investment Company, LLC, except to the extent of his pecuniary interest in such shares, if any.

(8)	Includes 30,000 shares held by Morningstar Capital Investments, LLC. Mr. Lee is the Managing Member of Morning Star Capital Investments, LLC. Mr. Lee disclaims beneficial ownership of the shares held by Morningstar Capital Investments, LLC, except to the extent of his pecuniary interest in such shares, if any.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

JH Partners, LLC Transactions. Since November 2000, we have leased space for one of our San Francisco studio facilities from JH Partners, LLC, a San Francisco-based private equity firm. John Hansen, Chairman of the Board of Directors, is President of JH Partners, LLC. We paid $160,000 in aggregate rental payments under this lease during fiscal year 2008.

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

Independent Auditor Fee Information

The fees billed by our independent auditors, Grant Thornton LLP, for fiscal years 2008 and 2007 for professional services are as follows:

Audit Fees

Fees for audit services totaled approximately $777,000 in fiscal year 2008 and $1,181,000 in fiscal year 2007 and include fees for the audit of our annual financial statements for fiscal years 2008 and 2007, the review of our interim period financial statements for fiscal years 2008 and 2007 included in our Form 10-Qs and our annual reports on Form 10-K, review of our Form 10-Qs and related services that are normally provided in connection with regulatory filings or engagements.

Audit-Related Fees

No fees for audit-related services were incurred in fiscal year 2008 and 2007.

Tax Fees

Fees for tax compliance, tax advice and tax planning services totaled approximately $128,000 in fiscal year 2008 and $184,000 in fiscal year 2007.

All Other Fees

We did not engage Grant Thornton LLP to perform services other than those described above in 2008 and 2007.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Auditors

Our Audit Committee has established a policy that generally requires that all audit and permissible non-audit services provided by our independent auditors will be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During 2008, all services were pre-approved in accordance with these procedures.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibits

Exhibits. The following exhibits are filed as a part of this report or are incorporated by reference to exhibits previously filed.

Exhibit Number	Exhibit Title

3.01(1)	Amended and Restated Certificate of Incorporation

3.02(2)	Amended and Restated Bylaws

3.03(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of Design Within Reach, Inc.

4.01(3)	Form of Common Stock Certificate

4.02(3)	Rights Agreement, dated as of May 23, 2006, among Design Within Reach, Inc. and American Stock Transfer and Trust Company, N.A., as Rights Agent, including the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Design Within Reach, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.03(4)	First Amendment dated December 13, 2007 to Rights Agreement dated May 23, 2006 between Design Within Reach, Inc. and American Stock Transfer and Trust Company

4.04(5)	Second Amendment dated February 12, 2009 to Rights Agreement dated May 23, 2006 between Design Within Reach, Inc. and American Stock Transfer and Trust Company

10.01(1)	Form of Indemnification Agreement entered into by Design Within Reach, Inc. and its directors and executive officers

10.02(6)	Credit Agreement, dated as of December 23, 2005, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.03(1)	Sublease Agreement, dated October 23, 2003, by and between National Broadcasting Company, Inc. and Design Within Reach, Inc.

10.04(1)	Lease Agreement, dated October 2, 2003, by and between Dugan Financing LLC and Design Within Reach, Inc.

10.05(1)	Design Within Reach, Inc. 1999 Stock Plan, amended as of October 29, 2003

10.06(7)	Design Within Reach, Inc. 2004 Equity Incentive Award Plan

10.07(1)	Design Within Reach, Inc. Employee Stock Purchase Plan

10.08(1)	Private Label Credit Card Program Agreement, dated as of November 13, 2003, between World Financial Network National Bank and Design Within Reach, Inc.

10.09(8)	Third Amendment to Credit Agreement, dated as of June 3, 2004, by and between Design Within Reach, Inc. and Wells Fargo HSBC Trade Bank, N.A.

10.10(9)	Form of Option Agreement under Design Within Reach, Inc. 2004 Equity Incentive Award Plan

10.11(10)	Loan Guaranty and Security Agreement among Design Within Reach, Inc., the Lenders thereto and Wells Fargo Retail, Finance, LLC, as Administrative Agent, dated as of February 2, 2007

10.12(11)	Employment Agreement dated March 31, 2008 between Design Within Reach, Inc. and Ray Brunner

10.13(12)	First Amendment to Loan Guaranty and Security Agreement among Design Within Reach, Inc., the Lenders thereto and Wells Fargo Retail, Finance, LLC, as Administrative Agent, dated as of March 18, 2009

10.14(13)	Offer Letter dated November 13, 2008 between Design Within Reach, Inc. and Theodore R. Upland III

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.

(2)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.

(3)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on May 25, 2006.

(4)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on December 14, 2007.

(5)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on February 13, 2009.

(6)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on April 17, 2006.

(7)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 333-113903) filed on May 17, 2004, as amended.

(8)	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (No. 333-113903) filed on June 10, 2004, as amended.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 filed on February 17, 2005.

(10)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on February 8, 2007.

(11)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on April 2, 2008.

(12)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on March 23, 2009.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 filed on April 1, 2009.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

DESIGN WITHIN REACH, INC.

Dated: May 4, 2009	By:	/s/ Ray Brunner
Ray Brunner President and Chief Executive Officer (Principal Executive Officer)