Form 10-Q
period 2009-04-04
DESIGN WITHIN REACH INC
filed 2009-05-18
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (Check one).

Large accelerated filer  ☐            Accelerated filer  ☐

Non-accelerated filer  ☒ (do not check if smaller reporting company)         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 11, 2009 was 14,489,001.

DESIGN WITHIN REACH, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2009

                                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Design Within Reach, Inc.

Condensed Balance Sheets

(Unaudited)

(amounts in thousands, except per share data)

	April 4, 2009	January 3, 2009	March 29, 2008
ASSETS
Current assets
Cash and cash equivalents	$3,099	$8,684	$6,496
Restricted cash	2,000	—	—
Accounts receivable (less allowance for doubtful accounts of $159, $164, and $267, respectively)	1,500	1,459	1,755
Inventory	30,085	36,596	41,217
Prepaid catalog costs	183	708	1,423
Deferred income taxes	—	—	1,251
Other current assets	3,462	3,978	3,431

Total current assets	40,329	51,425	55,573
Property and equipment, net	22,522	23,702	22,929
Deferred income taxes, net	—	—	8,182
Other non-current assets	1,012	1,025	965

Total assets	$63,863	$76,152	$87,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,595	$16,978	$15,305
Accrued expenses	4,568	4,455	5,271
Accrued compensation	2,184	1,945	2,079
Deferred revenue	1,637	1,162	1,980
Customer deposits and other liabilities	3,435	3,191	3,310
Borrowings under loan agreement	9,683	13,949	2,534
Long-term debt, current portion	317	254	351

Total current liabilities	35,419	41,934	30,830
Deferred rent and lease incentives	6,377	6,373	6,139
Long-term debt, net of current portion	206	223	224

Total liabilities	42,002	48,530	37,193

Commitments and Contingencies	—	—	—
Stockholders’ equity
Preferred stock – $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 14,489, 14,480 and 14,455 shares	14	14	14
Additional paid-in capital	60,697	60,585	59,611
Accumulated other comprehensive income	—	(111)	334
Accumulated deficit	(38,850)	(32,866)	(9,503)

Total stockholders’ equity	21,861	27,622	50,456

Total liabilities and stockholders’ equity	$63,863	$76,152	$87,649

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	Thirteen weeks ended
	April 4, 2009	March 29, 2008
Net sales	$34,076	$46,914
Cost of sales	19,746	24,738

Gross margin	14,330	22,176
Selling, general and administrative expenses	20,203	23,359

Loss from operations	(5,873)	(1,183)
Interest income	—	57
Interest expense	(114)	(48)
Other income (expense), net	3	(144)

Loss before income tax benefit	(5,984)	(1,318)
Income tax benefit	—	(696)

Net loss	$(5,984)	$(622)

Net loss per share:
Basic	$(0.41)	$(0.04)
Diluted	$(0.41)	$(0.04)
Weighted average shares used in calculation of net loss per share:
Basic	14,488	14,455
Diluted	14,488	14,455

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Thirteen weeks ended
	April 4, 2009	March 29, 2008
Cash flows from operating activities:
Net loss	$(5,984)	$(622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,560	1,480
Stock-based compensation	107	465
Impairment of long-lived assets	73	—
Provision for doubtful accounts	(5)	3
Changes in assets and liabilities:
Accounts receivable	(36)	(1,212)
Inventory	6,511	(3,397)
Prepaid catalog costs	525	678
Other assets	520	(573)
Accounts payable	(2,913)	790
Accrued expenses	(81)	942
Accrued compensation	239	(686)
Deferred revenue	475	1,655
Customer deposits and other liabilities	355	(87)
Deferred rent and lease incentives	4	163

Net cash provided by (used in) operating activities	1,350	(401)

Cash flows from investing activities:
Purchase of property and equipment	(720)	(1,196)

Net cash used in investing activities	(720)	(1,196)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	5	—
Net borrowings (repayments) under loan agreement	(4,266)	2,534
Restricted cash	(2,000)	—
Repayments of long-term obligations	(207)	(92)
Borrowings on notes payable	253	—

Net cash provided by (used in) financing activities	(6,215)	2,442

Net increase (decrease) in cash and cash equivalents	(5,585)	845
Cash and cash equivalents at beginning of period	8,684	5,651

Cash and cash equivalents at end of the period	$3,099	$6,496

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes paid	$24	$16
Interest paid	$116	$53
Non-cash investing and financing activities:
Gain (loss) on fair value of derivatives	$—	$209

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

1.	Description of Company and Summary of Significant Accounting Policies

Organization and Business Activity

Design Within Reach, Inc. (the “Company”) was incorporated in California in November 1998 and reincorporated in Delaware in March 2004. The Company is an integrated retailer of distinctive modern design products. The Company markets and sells its products to both residential and commercial customers through three integrated sales points consisting of studios, website and phone. The Company sells its products directly to customers principally throughout the United States and it has one international studio in Canada.

The Company operates on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every four to six years. The Company’s 2009 and 2008 fiscal years end on January 2, 2010 and January 3, 2009, respectively. Fiscal year 2009 consists of 52 weeks and fiscal year 2008 consisted of 53 weeks.

Basis of Presentation and Quarterly Information (unaudited)

The accompanying unaudited interim condensed financial statements as of and for the thirteen weeks ended April 4, 2009 and March 29, 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The accompanying balance sheet as of January 3, 2009 was derived from audited statements within the Company’s Annual Report on Form 10-K for the year ended January 3, 2009. Accordingly, the accompanying unaudited interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the first quarters 2009 and 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited interim condensed financial statements were prepared according to US GAAP, which contemplate continuation of the Company as a going concern. However, the economic downturn has adversely impacted the Company’s operations, resulting in lower sales and higher losses than expected during 2008 and the first quarter 2009. In response to lower sales following the economic downturn and resulting losses from operations in 2008, the Company undertook several initiatives to lower its expenses to better match the forecasted reduction in revenues and improve liquidity in the fourth quarter 2008 and the first quarter 2009. The Company restructured certain real estate lease contracts, reduced marketing and catalog expenses primarily by reducing the number of planned catalog mailings and the number of pages per catalog, delayed implementation of a new ERP system, renegotiated certain support contracts related to software maintenance and telecommunications, and lowered outside contractor fees as well as headcount in all areas of the Company. The Company reduced expenses by approximately $3 million in the first quarter 2009 and expects reduced expenses of approximately $15 million in the remainder of 2009 from the prior comparable periods in 2008. The Company also reduced inventory levels significantly from year-end 2008 levels to generate additional liquidity. As a result, the Company was able to generate cash from operating activities during the first quarter 2009. However, if the Company fails to generate sales and margins at levels currently forecasted or does not obtain additional debt or equity financing, it is unlikely that the Company could continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Reclassifications

Accounts receivable consists of amounts due from major credit card companies that are generally collected within one to five days after a customer’s credit card is charged, receivables due within 30 days of the invoice date from commercial customers and commissions receivable. Amounts receivable from vendors in prior periods have been reclassified to conform to this presentation for the current reporting period. On the condensed balance sheets as of January 3, 2009 and March 29, 2008, vendor receivables that were originally included in accounts receivable of approximately $303,000 and $439,000, respectively, were reclassified to other current assets. In addition, related to this reclassification, on the condensed statement of cash flows for the thirteen weeks ended March 29, 2008, $191,000 was reclassified from accounts receivable to other assets. These reclassifications did not have an impact on the Company’s results of operations or cash flows used in operating activities.

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

Restricted Cash

On March 18, 2009, the Company entered into the first amendment to its loan agreement and a securities account availability agreement with Wells Fargo Retail Finance, LLC (“Wells Fargo”), in which Wells Fargo increased the amount of advances otherwise available to the Company by $1,000,000 in exchange for the Company’s granting Wells Fargo collateral rights to a deposit account of the Company with a balance of $4,678,000. Wells Fargo will permit the Company to withdraw amounts from this account in excess of $2,000,000 so long as no default or event of default has occurred. Accordingly, the Company classified $2,000,000 of cash to restricted cash.

Inventory

Inventory consists of finished goods purchased from third-party manufacturers and estimated inbound freight costs. Inventory on hand is carried at the lower of cost or market. Cost is determined using the average cost method. The Company writes down inventory below cost to the estimated market value when necessary, based upon assumptions about future demand and market conditions. As of April 4, 2009, January 3, 2009 and March 29, 2008, inventories were $30,085,000, $36,596,000 and $41,217,000, respectively, net of write-downs of $1,813,000, $1,844,000 and $2,522,000, respectively.

Total inventory includes inventory-in-transit that consists primarily of finished goods purchased from third-party manufacturers that are in-transit from the vendor to the Company when terms are FOB shipping point and estimated inbound freight costs. Inventory-in-transit also includes those goods that are in-transit from the Company to its customers. Inventory-in-transit is carried at cost. Inventory-in-transit was $2,526,000, $3,203,000 and $5,418,000, as of April 4, 2009, January 3, 2009 and March 29, 2008, respectively.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Revenue Recognition

Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. The Company recognizes revenue on the date on which it estimates that the product has been received by the customer and retains title to items and bears the risk of loss of shipments until delivery to its customers. The Company recognizes shipping and handling fees charged to customers in net sales at the time products are estimated to have been received by customers. The Company recognizes drop ship sales on a gross basis in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because it bears the risk of loss until delivery to customers. The Company uses third-party freight carrier information to estimate standard delivery times to various locations throughout the United States and Canada. The Company records as deferred revenue the dollar amount of all shipments for a particular day, if based upon the Company’s estimated delivery time, such shipments, on average, are expected to be delivered after the end of the reporting period. As of April 4, 2009, January 3, 2009 and March 29, 2008, deferred revenue was $1,637,000, $1,162,000 and $1,980,000, respectively, and related deferred cost of sales was $890,000, $572,000 and $1,024,000, respectively.

Sales are recorded net of expected product returns by customers. The Company analyzes historical returns, current economic trends, changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount, less any reserve for estimated scrap. The reserves for estimated product returns were $532,000, $573,000 and $674,000 as of April 4, 2009, January 3, 2009 and March 29, 2008, respectively.

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

Shipping and Handling Costs

Shipping costs, which include inbound and outbound freight costs, are included in cost of sales. The Company records costs of shipping products to customers in cost of sales at the time products are estimated to have been received by customers. Handling costs, which include fulfillment center expenses, call center expenses, and credit card fees, are included in selling, general and administrative expenses. Handling costs were approximately $1,742,000 and $2,471,000 in the first quarters 2009 and 2008, respectively.

Advertising Costs

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

In the first nine months of 2008, prepaid catalog costs were amortized over their expected period of future benefit of approximately four months in accordance with SOP 93-7, based upon weighted-average historical revenues attributed to previously issued catalogs. Prepaid catalog costs were $1,423,000 as of March 29, 2008, which included $1,092,000 of unamortized costs for catalogs previously distributed and $331,000 of costs for catalogs waiting to be distributed. In the fourth quarter 2008 and the first quarter 2009, prepaid catalog costs were expensed upon publication since the Company no longer adequately tracked the required information required by SOP 93-7. Prepaid catalog costs for catalogs waiting to be distributed were $183,000 and $708,000 as of April 4, 2009 and January 3, 2009, respectively.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

The Company accounts for consideration received from its vendors for co-operative advertising as a reduction of selling, general and administrative expense. Co-operative advertising amounts earned by the Company were $40,000 and $306,000 in the first quarters 2009 and 2008, respectively. Advertising and promotion expenses, including catalog expense, net of co-operative advertising, were $2,630,000 and $3,283,000 in the first quarters 2009 and 2008, respectively.

Apart from amounts received from vendors for co-operative advertising, the Company does not typically receive allowances or credits from vendors. In the case of a few select vendors, the Company receives a small discount of approximately 2% for prompt payment of invoices. These discounts were recorded as a reduction of cost of sales of $4,000 and $104,000 in the first quarters 2009 and 2008, respectively.

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

Net Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss available to the Company’s common stockholders for the period by the number of weighted average common shares outstanding for the period. Diluted income per share includes the effects of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are added to the weighted average number of shares outstanding. Options to purchase approximately 2,416,000 and 2,191,000 shares of common stock that were outstanding as of April 4, 2009 and March 29, 2008, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized mark-to-market gain (loss) on open derivatives, unamortized gain (loss) on settled derivatives and unrealized gain (loss) on available-for-sale securities, if any. The following table presents comprehensive loss for the first quarters 2009 and 2008:

	Thirteen weeks ended
	April 4, 2009	March 29, 2008
(amounts in thousands)	(unaudited)
Net loss	$(5,984)	$(622)
Other comprehensive income:
Net gain on foreign currency cash flow hedges	111	261

Comprehensive loss	$(5,873)	$(361)

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Derivative and Hedging Activities

The Company’s operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates. To mitigate its foreign currency exchange rate risk, the Company purchased foreign currency contracts to pay for merchandise purchases based on forecasted demand in 2008. The objective of the Company’s foreign exchange risk management program is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on currency contract derivatives used to hedge those exposures. The Company maintains comprehensive hedge documentation that defines the hedging objectives, practices, procedures and accounting treatment. The Company’s hedging program and derivative positions and strategy were reviewed on a regular basis by management. Derivatives used to manage financial exposures for foreign exchange risks generally matured within one year. The Company discontinued its hedging activities during the fourth quarter 2008 resulting in no open contracts as of April 4, 2009 and January 3, 2009.

The Company applies FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended and interpreted, for derivative instruments and requires that all derivatives be recorded at fair value on its balance sheet, including embedded derivatives. In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”), to expand the disclosure framework in FAS 133. The new Statement requires companies with derivative instruments to disclose information about how and why the company uses derivative instruments; how the company accounts for derivative instruments and related hedged items under FAS 133; and how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. The expanded disclosure guidance also requires a company to provide information about its strategies and objectives for using derivative instruments; disclose credit-risk-related contingent features in derivative agreements and information about counterparty credit risk; and present the fair value of derivative instruments and related gains or losses in a tabular format. The Company adopted FAS 161 as of the required effective date of January 4, 2009 and will apply its provisions prospectively by providing the additional disclosures in its financial statements for any hedging activity the Company enters into in the future. Additional disclosures required by FAS 161 have not been provided for prior periods. Periods in years after initial adoption will include comparative disclosures, as allowed by FAS 161.

The Company records derivatives related to cash flow hedges for foreign currency at fair value on its balance sheet, including embedded derivatives. Foreign currency contracts entered into during 2008 were designated as cash flow hedge contracts and were accounted for on a monthly basis by adjusting the carrying amount of open designated contracts to fair value by recognizing any corresponding gain or loss in other comprehensive income (loss) and recognizing the net cash settlement gain or loss in other comprehensive income (loss). Subsequently, these net cash settlement gains or losses are recognized in cost of sales as the underlying hedged inventory is sold in each reporting period. In the statements of cash flows, net cash settlement gain or loss is included in operating cash flows as changes in other assets, and as customer deposits and other liabilities. The following table presents designated hedge contract activity for the first quarters 2009 and 2008:

	Thirteen weeks ended
(amounts in thousands)	April 4, 2009	March 29, 2008
Increase in carrying amount to fair value of open designated hedge contracts	$—	$209
Amount of gain recognized in other comprehensive income upon settlement of designated hedge contracts	—	111
Amount of (gain) loss reclassified to cost of sales from accumulated other comprehensive income (loss)	111	(59)

Other comprehensive income -
Net gain on foreign currency cash flow hedges	$111	$261

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Management evaluates hedges for effectiveness, and for derivatives that are deemed ineffective, the ineffective portion is reported through earnings. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. The Company did not record any amounts for ineffectiveness in the first quarters 2009 and 2008.

Recent Accounting Pronouncements

In April 2009, the FASB issued FAS Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under FASB Statement 157, Fair Value Measurements, remains the same, which is to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP 157-4 also requires expanded disclosures. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company intends to adopt FSP 157-4 effective the second quarter 2009 and apply its provisions prospectively. The Company’s financial assets and liabilities are typically measured using Level 1 inputs and as a result, the Company does not believe that the adoption of FSP 157-4 will have a significant effect on its financial statements.

In April 2009, the FASB issued FAS Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company intends to adopt FSP FAS 107-1 and APB 28-1 effective the second quarter 2009. The Company anticipates that this statement will not have a significant impact on the reporting of its results of operations.

2.	Fair Value of Financial Instruments

Effective December 30, 2007, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We implemented FSP No. 157-2 for non-financial assets and non-financial liabilities on January 4, 2009. The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of April 4, 2009:

(amounts in thousands)	Fair Value at April 4, 2009	Level 1	Level 2	Level 3
Cash equivalents	$2,905	$2,905	$—	$—
Restricted cash	2,000	2,000	—	—

The Company primarily applies the market approach for recurring fair value measurements.

3.	Loan Agreement and Long-term Debt

On February 2, 2007, the Company entered into a Loan, Guaranty and Security Agreement (the “Loan Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”). The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20,000,000, which may be increased to $25,000,000 at the Company’s option provided the Company is not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5,000,000. The amount the Company may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of the Company’s personal property, including cash, accounts receivable, inventory, equipment, fixtures, general intangibles and intellectual property. The Loan Agreement contains various restrictive covenants, including minimum availability, restrictions on payment of dividends, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures the Company may incur in any fiscal year. The Company is currently in compliance with all of these restrictive covenants.

In the fourth quarter 2008 and the first quarter 2009, bank-commissioned appraisals determined that the net liquidation value of the Company’s inventories had declined due to general market conditions and, as a result, Wells Fargo reduced the Company’s advance rates, which constricted the availability of borrowings under the line of credit. The availability of borrowings would decrease if subsequent appraisals determine that the net liquidation value of the Company’s inventories have decreased.

Wells Fargo increased discretionary reserves by $1,500,000 in the first quarter 2009. On March 18, 2009, the Company entered into a first amendment to the Loan Agreement and a securities account availability agreement with Wells Fargo in which Wells Fargo increased the amount of advances otherwise available to the Company by $1,000,000 in exchange for the Company’s granting Wells Fargo collateral rights to a deposit account of the Company with a balance of $4,678,000. Wells Fargo will permit the Company to withdraw amounts from this account in excess of $2,000,000 so long as no default or event of default has occurred. Accordingly, the Company classified $2,000,000 of cash to restricted cash. In addition, Wells Fargo rescinded its decision to require additional discretionary reserves of $1,500,000. On April 14, 2009, the Company withdrew $1,000,000 from this account for working capital purposes.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability, and the unused credit line fee is 0.3%. In the event of default, the Company’s interest rates will be increased by two percentage points. The interest rate on outstanding borrowings at April 4, 2009 was 3.25%. As of April 4, 2009, the Company had outstanding borrowings of $9,683,000 under the revolving credit line and $1,318,000 in outstanding letters of credit. Advances of $3,836,000 were available under the revolving credit line as of April 4, 2009.

In January 2009, the Company financed the second and third years of a three year software license fee of approximately $253,000 per year with a promissory note. As of April 4, 2009, the Company’s outstanding borrowings under this and other notes were $261,000 with interest rates ranging from 2% to 11% maturing in 2009.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

4.	Commitments

As of April 4, 2009, inventory purchase obligations related to open purchase orders were approximately $7,920,000, commitments for furniture, fixtures, and leasehold improvements related to studios were approximately $387,000, and commitments to maintain and enhance various information technology systems and website were approximately $1,316,000.

5.	Income Taxes

No income tax benefit was recognized in the first quarter 2009 because recent general economic events have indicated that more likely than not the tax benefit of the year-to-date pre-tax loss would not be realized. In the first quarter 2008, the Company recorded a tax benefit of $696,000 calculated at the projected annual effective tax rate of 52.8%. The difference between the statutory rate of 39.5% and effective tax rate was primarily due to projected stock-based compensation expense related to incentive stock options not being deductible for tax purposes.

6.	Related Party Transactions

The Company rents studio space from an affiliate of the former Chairman of the Company’s Board of Directors. Rent expense, applicable to this space was approximately $40,000 for each of the first quarters 2009 and 2008.

7.	Subsequent Events

The Company closed its Southlake, Texas and Tigard, Oregon studios during the second quarter 2009. Accordingly, leasehold improvements related to the Southlake, Texas studio were deemed impaired as of April 4, 2009. An impairment charge of $73,000 was included in selling, general and administrative expenses in the first quarter 2009 that reduced net property and equipment. The Company incurred an impairment charge related to the leasehold improvements for the Tigard, Oregon studio in 2008.

In accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”), a liability for costs that will continue to be incurred under the lease agreement for the remaining term without economic benefit to the Company shall be recognized and measured at the lease’s fair value at the cease-use date. The Company will record additional charges in the second quarter 2009 for future lease payments at the cease-use date in accordance with FAS 146.

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

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the fiscal year ended January 3, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 filed with the Securities and Exchange Commission on April 1, 2009.

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

We expanded our offerings in accessories called “DWR:Tools for Living.” In this category we feature approximately 700 products, ranging in price from under $10 to over $2,000. The products all share good design and functionality. Each DWR:Tools for Living product is unique in how it solves a problem or makes something more comfortable or easier to use.

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

We had 66 studios, two DWR:Tools for Living stores and three outlets operating in 25 states, the District of Columbia and Canada as of April 4, 2009. We opened one new outlet during the first quarter 2009. We closed our Southlake, Texas and Tigard, Oregon studios during the second quarter 2009. We believe that the number of available locations is currently limited to our 66 studios and three outlets, and we may need to close underperforming studios.

All of our sales points, other than our new DWR:Tools for Living stores, utilize a single common inventory held at our Hebron, Kentucky fulfillment center. Because we don’t offer a “cash and carry” option in our studios, we are able to more fully utilize selling space and avoid the operational issues that often arise with stock balancing and store replenishment. We currently source our products primarily in the United States and Europe. In the first quarter 2009, we purchased approximately 36% of our product inventories from manufacturers in foreign countries, with 20% of our product inventory purchases being paid for in Euros. We expect to have an increasing amount of products being sourced from factories outside of Europe. We plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, source products from other parts of the world including Latin America and Asia where product costs are generally lower. Our product development team has worked diligently to find qualified factories in North America, Asia and elsewhere that can provide us with the quality our clients expect but free us from the impact of fluctuations in the price of the Euro. By the end of 2009, we believe we can achieve product margin improvements from these efforts. We believe that within four years we may have less than 20% of our product coming from European factories.

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions, slower growth, and increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with declining business and consumer confidence and increased unemployment have recently contributed to volatility of unprecedented levels. The purchase of our products by customers is discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers. Accordingly, sales of our products have been and may continue to be adversely affected by the current unfavorable market and economic conditions. As a result, we may be required to take significant additional markdowns in response to the lower levels of demand for our products.

In response to lower sales following the economic downturn and resulting losses from operations in 2008, we undertook several initiatives to lower our expenses to better match the forecasted reduction in revenues and improve liquidity in the fourth quarter 2008 and the first quarter 2009. We have restructured certain real estate lease contracts, reduced marketing and catalog expenses primarily by reducing the number of planned catalog mailings and the number of pages per catalog, delayed implementation of a new ERP system, renegotiated certain support contracts related to software maintenance and telecommunications, and lowered outside contractor fees as well as headcount in all areas of the Company. We reduced expenses by approximately $3 million in the first quarter 2009 and expect reduced expenses of approximately $15 million in the remainder of 2009 from the prior comparable periods in 2008. We also reduced inventory levels significantly from year-end 2008 levels to generate additional liquidity.

While we have generated sufficient liquidity to sustain operations with significant operating losses to date, if we fail to generate sales and margins at levels currently forecasted or do not obtain additional debt or equity financing, it is unlikely that we will be able to maintain sufficient liquidity to continue as a going concern.

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

Basis of Presentation

We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every four to six years. Our 2009 and 2008 fiscal years end on January 2, 2010 and January 3, 2009, respectively. Fiscal year 2009 consists of 52 weeks and fiscal year 2008 consisted of 53 weeks.

Results of Operations

Comparison of the thirteen weeks ended April 4, 2009 (First Quarter 2009) to the thirteen weeks ended March 29, 2008 (First Quarter 2008)

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

	Thirteen weeks ended
(amounts in thousands, except percentages)	April 4, 2009	% of Net Sales	March 29, 2008	% of Net Sales	Change	% Change
Studio sales	$23,468	68.9%	$31,314	66.7%	$(7,846)	(25.1)%
Online sales	5,206	15.3%	6,327	13.5%	(1,121)	(17.7)%
Phone sales	2,365	6.9%	4,298	9.2%	(1,933)	(45.0)%
Other sales	1,701	5.0%	1,420	3.0%	281	19.8%
Shipping and handling fees	1,336	3.9%	3,555	7.6%	(2,219)	(62.4)%

Net sales	$34,076	100.0%	$46,914	100.0%	$(12,838)	(27.4)%

Net sales decreased $12,838,000, or 27.4%, to $34,076,000 in the first quarter 2009 from $46,914,000 in the first quarter 2008. The decrease in the combined net sales of our three sales points (studio, online and phone) is related to a 5% decrease in the number of units of merchandise shipped, a decrease in prices due to an increase in promotional discounts and a change in product mix to a relative higher volume of lower priced DWR:Tools for Living merchandise. The average revenue per unit of product sold decreased by 23%. All of these factors are attributed to the impact of the unfavorable economy. Studio sales decreased $7,846,000, or 25.1%, in the first quarter 2009 compared to the first quarter 2008. We had 66 studios, two DWR:Tools for Living stores and three outlets open at the end of the first quarter 2009 compared to 68 studios and one outlet open at the end of the first quarter 2008. Online sales decreased $1,121,000, or 17.7%, and phone sales decreased $1,933,000, or 45.0%, in the first quarter 2009 compared to the first quarter 2008.

Other sales increased $281,000, or 19.8%, in the first quarter 2009 compared to the first quarter 2008. This increase is primarily related to an increase of $192,000 in sales generated from our outlets including our newly opened Palm Springs outlet, and an increase from warehouse sales of $82,000. Shipping and handling fees for delivery of merchandise decreased $2,219,000, or 62.4%, in the first quarter 2009 compared to the first quarter 2008, primarily attributable to the decrease in product sales and an increase in the amount of promotional free shipping.

Cost of Sales

Cost of sales decreased by $4,992,000, or 20.2%, to $19,746,000 in the first quarter 2009 from $24,738,000 in the first quarter 2008. The decrease in cost of sales is attributable to the decrease in net sales. Cost of sales as a percentage of net sales increased 5.2 percentage points to 57.9% in the first quarter 2009 from 52.7% in the first quarter 2008, primarily attributable to increased promotional sales discounts and negative margins on shipping because of promotional free shipping. The shipping margin was negative in the first quarter 2009 compared to a positive shipping margin in the first quarter 2008. We expect cost of sales as a percentage of net sales to increase in the second quarter of 2009 compared to 2008 as we utilize more promotional sales discounts and free shipping than the second quarter of 2008.

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

	Thirteen weeks ended
(amounts in thousands, except percentages)	April 4, 2009	% of Net Sales	March 29, 2008	% of Net Sales	Change	% Change
Salaries and benefits	$7,603	22.3%	$9,360	20.0%	$(1,757)	(18.8)%
Occupancy and related expense	6,735	19.8%	6,363	13.6%	372	5.8%
Catalog, advertising and promotion	2,630	7.7%	3,283	7.0%	(653)	(19.9)%
Other expenses	2,542	7.5%	3,319	7.1%	(777)	(23.4)%
Professional - legal, consulting, SOX	693	2.0%	1,034	2.2%	(341)	(33.0)%

Total SG&A	$20,203	59.3%	$23,359	49.8%	$(3,156)	(13.5)%

SG&A expenses decreased by $3,156,000, or 13.5%, to $20,203,000 in the first quarter 2009 from $23,359,000 in the first quarter 2008. As a percentage of net sales, SG&A expenses increased to 59.3% in the first quarter 2009 from 49.8% in the first quarter 2008, attributable to the decreased net sales. The decreases in SG&A are described below. In response to lower sales following the economic downturn and resulting losses from operations in 2008, we undertook several initiatives to lower our expenses to better match the forecasted reduction in revenues and improve liquidity in the fourth quarter 2008 and the first quarter 2009. We have restructured certain real estate lease contracts, reduced marketing and catalog expenses primarily by reducing the number of planned catalog mailings and the number of pages per catalog, delayed implementation of a new ERP system, renegotiated certain support contracts related to software maintenance and telecommunications, and lowered outside contractor fees as well as headcount in all areas of the Company. We reduced expenses by approximately $3 million in the first quarter 2009 and expect reduced expenses of approximately $15 million in the remainder of 2009 from the prior comparable periods in 2008.

•

Salaries and benefits expense decreased $1,757,000, or 18.8%, to $7,603,000 in the first quarter 2009 from $9,360,000 in the first quarter 2008. This decrease is related to a $720,000 decrease in salary and contract labor expenses and a $215,000 decrease in health care benefits and payroll taxes that are primarily attributable to the reduction in work force implemented in January 2009. In addition, the decrease is related to a $472,000 decrease in commission and bonus expenses, which is primarily attributable to the decrease in net sales and a $359,000 decrease in stock-based compensation expense. The decrease in stock-based compensation expense is partially the result of cancelled stock options due to the reduction in work force and the lower valuation of recently issued stock options due to the lower price of our common stock. Incremental salaries and benefits expense related to one new outlet opened in the first quarter 2009, including pre-opening expenses, two new DWR:Tools for Living stores opened in the third and fourth quarters 2008 and two studios opened in the first quarter 2008, which did not operate during the entire first quarter 2008, was approximately $221,000. Salaries and benefits expense is expected to decrease in the remainder of 2009 due to headcount reductions implemented in January 2009 with a planned reduction from the prior comparable period in 2008 of approximately $4,000,000.

•

Occupancy and related expense increased $372,000, or 5.8%, to $6,735,000 in the first quarter 2009 compared to $6,363,000 in the first quarter 2008. This increase is due to a $294,000 increase in rent and operating expenses for new or relocated sales locations including one new outlet opened in the first quarter 2009, two new DWR:Tools for Living stores opened in the third and fourth quarters 2008 and two studios opened in the first quarter 2008, which did not operate during the entire first quarter 2008. In addition, we relocated one studio with increased rent and operating expenses in the second quarter 2008. The occupancy and related expense increase is also due to an $81,000 increase in depreciation expense. Occupancy and related expense is expected to increase in 2009 from 2008 as the result of the recently opened outlet and two DWR:Tools for Living stores and one relocated studio opened in 2008.

•

Catalog, advertising and promotion expense decreased $653,000, or 19.9%, to $2,630,000 in the first quarter 2009 from $3,283,000 in the first quarter 2008. This decrease is due to a $300,000 decrease in catalog expense and a $236,000 decrease in media advertising expense. Direct response catalog costs were recorded as prepaid catalog costs, and during the first nine months of 2008 were amortized over their expected period of future benefit of approximately four months. In accordance with Statements of Position of the Accounting Standards Division No. 93-7, Reporting on Advertising Costs (“SOP 93-7”), advertising costs must be expensed unless the advertising elicits sales to customers. During the fourth quarter 2008, we no longer adequately tracked the required information required by SOP 93-7. Consequently, catalog costs were expensed as the catalogs were distributed in the fourth quarter 2008 and first quarter 2009. The cost of catalogs distributed in the first quarter 2009 decreased by approximately $280,000 from the cost of catalogs distributed in the first quarter 2008. The number of catalogs we distributed in the first quarter 2009 increased by 16% from 2008. However, the increased costs from higher circulation was offset by a 38% decrease in the total number of pages of all catalogs distributed in the first quarter 2009 from 2008. In addition, we distributed a relatively more expensive annual catalog in the first quarter 2008 without a comparable catalog in the first quarter 2009. We plan to reduce overall spending on catalogs and advertising in the remainder of 2009 from the prior comparable period in 2008 by approximately $8,000,000 based on our initiative to lower our expenses including reduced advertising and fewer planned catalog mailings and fewer pages.

•

Other expense decreased $777,000, or 23.4%, to $2,542,000 in the first quarter 2009 compared to $3,319,000 in the first quarter 2008. The decrease is primarily due to a $348,000 decrease in merchant fees, a $256,000 decrease in supplies and the cost of distributing merchandise to our warehouse sales events, studios, and new DWR:Tools for Living stores, a $182,000 decrease in travel-related expense, a $114,000 decrease in bad debt expense, and a $104,000 decrease in telephone and telecommunication expense. This decrease was partially offset by an increase of $181,000 in software and website-related expenses and charges of $73,000 for impairment of leasehold improvements due to closing of our Southlake, Texas studio in the second quarter 2009. We also closed our Tigard, Oregon studio during the second quarter 2009. We incurred impairment charges related to the leasehold improvements for the Tigard, Oregon studio in 2008. In accordance with Financial Accounting Standards Board Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”), a liability for costs that will continue to be incurred under the lease agreement for the remaining term without economic benefit to the Company must be recognized and measured at the lease’s fair value at the cease-use date. We will record additional charges in the second quarter 2009 for future lease payments at the cease-use date in accordance with FAS 146. Excluding any impairment charges, we plan to reduce overall spending in other SG&A expenses in the remainder of 2009 from the prior comparable period in 2008 by approximately $3,000,000 based on our initiative to lower our expenses including reduced travel-related expense, information technology expenses and costs of distributing merchandise to our warehouse sales events, studios, and DWR:Tools for Living stores.

•

Professional, accounting, legal and SOX expense decreased $341,000, or 33.0%, to $693,000 in the first quarter 2009 compared to $1,034,000 in the first quarter 2008. The decrease is primarily due to a $363,000 decrease in accounting and consulting fees directly related to SEC reporting and Sarbanes-Oxley Act of 2002 compliance.

Interest and Other Income and Expenses

We had no significant interest income in the first quarter 2009 compared to interest income of $57,000 in the first quarter 2008 due to significantly less invested capital and lower interest rates. In the first quarter 2009, excess cash balances were used to pay down borrowings under our loan agreement compared to being swept into an interest bearing investment account in the first quarter 2008. Interest expense increased $66,000 to $114,000 in the first quarter 2009 compared to $48,000 in the first quarter 2008 primarily due to increased borrowings under our loan agreement. We had no significant other income (expense) in the first quarter 2009. Other expense of $144,000 in the first quarter 2008 primarily consists of foreign currency exchange losses related to the value of the dollar decreasing approximately 7% relative to the Euro.

Income Taxes

No income tax benefit was recognized in the first quarter 2009 because it was uncertain whether the tax benefit of the year-to-date pre-tax loss would be realized. In the first quarter 2008, we recorded a tax benefit of $696,000 calculated at the projected annual effective tax rate of 52.8%. The difference between the statutory rate of 39.5% and effective tax rate was primarily due to projected stock-based compensation expense related to incentive stock options not being deductible for tax purposes.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents were $3,099,000 and $6,496,000 as of April 4, 2009 and March 29, 2008, respectively.

Working capital

Working capital was $4,910,000 and $24,743,000 as of April 4, 2009 and March 29, 2008, respectively. The decrease in working capital is primarily the result of significant operating losses incurred in the second quarter 2008 through the fourth quarter 2008 and the first quarter 2009. Specific component changes in working capital were increased borrowings of $7,149,000 under the loan agreement and decreased inventory of $11,132,000.

Cash flows

Net cash provided by (used in):

	Thirteen weeks ended
(amounts in thousands)	April 4, 2009	March 29, 2008
Operating activities	$1,350	$(401)
Investing activities	(720)	(1,196)
Financing activities	(6,215)	2,442

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities of $1,350,000 in the first quarter 2009 was primarily attributable to a reduction of inventory of $6,511,000 that was offset by the loss from operations of $5,984,000. Net cash used in operating activities of $401,000 in the first quarter 2008 was primarily attributable to the net loss from operations in the first quarter 2008.

Net Cash Used in Investing Activities

Cash used in investing activities was for the purchase of property and equipment related to our new outlet and studios, and information technology systems in the amounts of $720,000 and $1,196,000 in the first quarter 2009 and 2008, respectively. We opened one new outlet in the first quarter 2009 and two new studios in the first quarter 2008.

For the remainder of fiscal year 2009, we anticipate that our investment in property and equipment will be approximately $500,000, primarily to relocate one studio in the second quarter 2009. We plan to finance this investment from borrowings under our revolving line of credit facility.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in the first quarter 2009 was primarily comprised of repayment of borrowings under our loan agreement of $4,266,000, the restriction of $2,000,000 of cash related to our loan agreement and repayment of long-term obligations of $207,000. Net cash provided by financing activities in the first quarter 2008 was primarily comprised of borrowings of $2,534,000 under our loan agreement.

Cash Availability and Liquidity

As of April 4, 2009, we had available $6,935,000 in working capital resources for our future cash needs as follows:

•	approximately $3,099,000 in cash and cash equivalents; and

•	approximately $3,836,000 in availability under our working capital line of credit.

In response to lower sales following the economic downturn and resulting losses from operations in 2008, we undertook several initiatives to lower our expenses to better match the forecasted reduction in revenues and improve liquidity in the fourth quarter 2008 and the first quarter 2009. We have restructured certain real estate lease contracts, reduced marketing and catalog expenses primarily by reducing the number of planned catalog mailings and the number of pages per catalog, delayed implementation of a new ERP system, renegotiated certain support contracts related to software maintenance and telecommunications, and lowered outside contractor fees as well as headcount in all areas of the Company. We reduced expenses by approximately $3 million in the first quarter 2009 and expect reduced expenses of approximately $15 million in the remainder of 2009 from the prior comparable periods in 2008. We also reduced inventory levels significantly from year-end 2008 levels to generate additional liquidity. However, if we fail to generate sales and margins at levels currently forecasted or do not obtain additional debt or equity financing, it is unlikely that we will be able to maintain sufficient liquidity to continue as a going concern.

As a result of the challenging market and economic conditions, concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. In addition, many vendors in our industry have begun to provide less favorable payment terms. Continued turbulence in the United States and international markets and economies may adversely affect the liquidity and financial condition of our lenders, vendors and our access to credit from our lenders and vendors. If these market conditions continue, they may limit our ability, and the ability of our lenders and vendors to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in an adverse effects on our liquidity, financial condition and results of operations.

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

We are currently in compliance with all of our debt covenants. If Wells Fargo increases reserves or reduces the advance rate due on our credit line by a material amount and we are unable to reduce outstanding borrowings to the reduced level of availability, or an event of default occurs, there can be no assurance that Wells Fargo will not demand repayment of the line of credit or take assets secured by our borrowing.

Commitments and Contractual Obligations

On February 2, 2007, we entered into a Loan, Guaranty and Security Agreement, or the Loan Agreement, with Wells Fargo Retail Finance, LLC, or Wells Fargo. The Loan Agreement expires on February 2, 2012 and provides for an initial overall credit line up to $20,000,000 which may be increased to $25,000,000 at our option, provided we are not in default on the Loan Agreement. The Loan Agreement consists of a revolving credit line and letters of credit up to $5,000,000. The amount we may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Advance rates under the credit line are, in part, determined by third party appraisals of the net liquidation value of our inventories. Borrowings are secured by the right, title and interest to all of our personal property, including cash, accounts receivable, inventory, equipment, fixtures, general intangibles and intellectual property. The Loan Agreement contains various restrictive covenants, including minimum availability, restrictions on payment of dividends, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures we may incur in any fiscal year. We are currently in compliance with all of these restrictive covenants.

In the fourth quarter 2008 and the first quarter 2009, bank-commissioned appraisals determined that the net liquidation value of our inventories had declined due to general market conditions and, as a result, Wells Fargo reduced our advance rates, which constricted the availability of borrowings under the line of credit. The availability of borrowings would decrease if subsequent appraisals determine that the net liquidation value of our inventories has decreased.

Wells Fargo increased discretionary reserves by $1,500,000 in the first quarter 2009. On March 18, 2009, we entered into a first amendment to the Loan Agreement and a securities account availability agreement with Wells Fargo in which Wells Fargo increased the amount of advances otherwise available to us by $1,000,000 in exchange for our granting Wells Fargo collateral rights on a deposit account with a balance of approximately $4,678,000. Wells Fargo will permit us to withdraw amounts from this account in excess of $2,000,000 so long as no default or event of default has occurred. Accordingly, we classified $2,000,000 of cash to restricted cash. In addition, Wells Fargo rescinded its decision to require additional discretionary reserves of $1,500,000. On April 14, 2009, we withdrew $1,000,000 from this account for working capital purposes. If Wells Fargo increases reserves or reduces the advance rate due on our credit line by a material amount and we are unable to reduce outstanding borrowings to the reduced level of availability, or an event of default occurs, there can be no assurance that Wells Fargo will not demand repayment of the line of credit or take assets secured by our borrowing.

Interest on borrowings will be either at Wells Fargo’s prime rate, or LIBOR plus 1.25% to 1.75% based upon average availability, and the unused credit line fee is 0.3%. In the event of default, our interest rates are increased by two percentage points. As of April 4, 2009, we had outstanding borrowings of $9,683,000 under the revolving credit line and $1,318,000 in outstanding letters of credit. Approximately $3,836,000 was available for advances under the revolving credit line as of April 4, 2009.

In January 2009, we financed the second and third years of a three year software license fee of approximately $253,000 per year with a promissory note. As of April 4, 2009, outstanding borrowings under this and other notes were $261,000 with interest rates ranging from 2% to 11% maturing in 2009.

We entered into equipment leases during fiscal years 2008 and 2007 with remaining capitalized lease obligation payments of $287,000 including interest and principal as of April 4, 2009.

As of April 4, 2009, inventory purchase obligations related to open purchase orders were approximately $7,920,000, commitments for furniture, fixtures, and leasehold improvements related to studios were approximately $387,000, and commitments for software licenses, software maintenance, hosting, and development services for various information technology systems and website were approximately $1,316,000.

Critical Accounting Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See the Annual Report on Form 10-K for the fiscal year ended January 3, 2009, in the Notes to Financial Statements and Critical Accounting Estimates section for critical accounting estimates except as modified below.

Revenue Recognition

We recognize revenue on the date on which we estimate that the product has been received by the customer and retain title to items and bear the risk of loss of shipments until delivery to our customers. We recognize shipping and handling fees charged to customers in net sales at the time products are estimated to have been received by customers. We take title to items drop shipped by vendors at the time of shipment and bear the risk of loss until delivery to customers. We use third-party freight carrier information to estimate standard delivery times to various locations throughout the United States and Canada. We record as deferred revenue the dollar amount of all shipments for a particular day, if based upon our estimated delivery time, such shipments, on average, are expected to be delivered after the end of the reporting period. As of April 4, 2009, January 3, 2009 and March 29, 2008, deferred revenue was $1,637,000, $1,162,000 and $1,980,000, respectively, and related deferred cost of sales was $890,000, $572,000 and $1,024,000, respectively.

Sales are recorded net of expected product returns by customers. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends, changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount, less any reserve for estimated scrap. The reserves for estimated product returns were $532,000, $573,000 and $674,000 as of April 4, 2009, January 3, 2009 and March 29, 2008, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

In the first quarter 2009, we generated more than 98% of our net sales in U.S. dollars, but we purchased approximately 36% of our product inventories from manufacturers in foreign countries with 20% of our product inventory purchases being paid for in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, the effective cost for our product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of sales and decrease our gross margin.

In the first quarter 2009, the value of the dollar increased approximately 4% relative to the Euro. We purchased foreign currency forward contracts to hedge our foreign currency risk in the first quarter 2008 through the third quarter 2008. In 2008, the value of the dollar increased approximately 5% relative to the Euro resulting in losses on some of those contracts and, as a result, we discontinued purchasing hedge contracts at the end of 2008. We do not hold any foreign currency forward contracts as of April 4, 2009. A hypothetical 1% increase or decrease in the Euro exchange rate with the dollar on January 4, 2009 would result in a change to cost of sales of approximately $68,000 on an annualized basis if our product inventory purchases being paid for in Euros remained constant throughout 2009.

Interest Rate Risk

We have interest payable on our revolving line of credit. Amounts borrowed under this line of credit bear interest at an annual rate equal to the lender’s prime lending rate or LIBOR plus 1.25% to 1.75% based upon average availability. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the future financing requirements. As of April 4, 2009, we had $9,683,000 of outstanding borrowings under the revolving credit line at an interest rate of 3.25%. A hypothetical increase or decrease in interest rates by one percentage point on January 3, 2009 would result in changes to our interest expenses of approximately $28,000 in the first quarter 2009 and approximately $101,000 on an annualized if our outstanding loan balance remained constant throughout 2009.

Item 4.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that control deficiencies which constituted material weaknesses at the end of fiscal year 2008, as discussed below, continued to exist in our internal control over financial reporting as of the end of the period covered by this report. As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report at the reasonable assurance level. In light of the material weaknesses described below, we performed additional analyses and other post-closing procedures to determine that our financial statements included in this report were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP, and includes those policies and procedures that:

1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

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

Material Weaknesses and Remediation Initiatives

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management has discussed the material weaknesses and other deficiencies with our Audit Committee and performed significant additional substantive review as described below where it identified material weaknesses to gain assurance that the financial statements as included herein are fairly stated in all material respects. During our assessment of our internal control over financial reporting as of the end of the period covered by this report, management identified the following material weaknesses:

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

As remediation initiative we have developed a process to review material contracts for appropriate financial statement treatment and disclosure and are in the process of implementing it. Specifically, in the first quarter 2009 we have reviewed material contracts related to new real estate leases, real estate lease amendments, and website and information systems to adequately account for their financial impact.

Monitoring

We had an entity level material weakness related to insufficient oversight procedures performed by management of our internal controls. We did not maintain processes to verify that internal controls over financial reporting were performed correctly or in a timely and consistent basis.

As remediation initiative in the first quarter 2009, we continued self testing and evaluation by process owners that was initiated in 2008. When a deficiency was discovered, we followed up with the parties involved and monitored corrective action and confirmed the control has been corrected and updated.

(b)	Changes in Internal Control over Financial Reporting

Other than these implementations, the improvements in our control environment during the first quarter 2009 and the internal control implementation currently underway as discussed above, there have been no changes in our internal control over financial reporting during the first quarter 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors described below, as well as those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our business depends, in part, on factors affecting consumer spending that are not within our control and if current sales and margin trends are below our forecast, we may not be able to generate enough liquidity to sustain significant ongoing operating losses and continue operating as a going concern.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending. The recent downturn in the housing market, the turmoil in the credit markets, the decrease in consumer confidence and uncertainties in general economic conditions including the current recession, have adversely affected our sales. In addition, fewer customers are shopping at our studios, our website or through the catalog. Net sales decreased $12,838,000, or 27.4%, in the first quarter 2009 from the first quarter 2008. The decrease in the combined net sales of our three sales points (studio, online and phone) is related to a decrease in the number of units of merchandise shipped by 5%, a decrease in prices due to an increase in promotional discounts and a change in product mix to a relative higher volume of lower priced DWR:Tools for Living merchandise. The average revenue per unit of product sold decreased by 23%. All of these factors are attributed to the impact of the unfavorable economy.

In response to lower sales following the economic downturn and resulting losses from operations in 2008, we undertook several initiatives to lower our expenses to better match the forecasted reduction in revenues and improve liquidity in the fourth quarter 2008 and the first quarter 2009. We have restructured certain real estate lease contracts, reduced marketing and catalog expenses primarily by reducing the number of planned catalog mailings and the number of pages per catalog, delayed implementation of a new ERP system, renegotiated certain support contracts related to software maintenance and telecommunications, and lowered outside contractor fees as well as headcount in all areas of the Company. We reduced expenses by approximately $3 million in the first quarter 2009 and expect reduced expenses of approximately $15 million in the remainder of 2009 from the prior comparable periods in 2008. We also reduced inventory levels significantly from year-end 2008 levels to generate additional liquidity. However, if we fail to generate sales and margins at levels currently forecasted or do not obtain additional debt or equity financing, it is unlikely that we will be able to maintain sufficient liquidity to continue as a going concern.

Wells Fargo may demand repayment of the line of credit or take assets secured by our borrowing.

We are currently in compliance with all of our debt covenants. If Wells Fargo increases reserves or reduces the advance rate due on our credit line by a material amount and we are unable to reduce outstanding borrowings to the reduced level of availability, or an event of default occurs, there can be no assurance that Wells Fargo will not demand repayment of the line of credit or take assets secured by our borrowing.

Our process of exploring strategic alternatives may not be successful.

In February 2009, we announced the engagement of Thomas Weisel Partners LLC, an investment banking firm, to assist in the review of strategic alternatives, including advice related to an unsolicited offer we recently received. In the review process, an independent committee of the board has been and will continue to consider a full range of possible alternatives, including, among other things, a possible sale, merger, strategic partnership or refinancing. We currently have no commitments or agreements with respect to any particular transaction, and there can be no assurance that our review of strategic alternatives will result in any transaction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
3.01(1)	Amended and Restated Certificate of Incorporation
3.02(2)	Amended and Restated Bylaws
4.01(3)	Certificate of Designations for Series A Junior Participating Preferred Stock of Design Within Reach, Inc.
4.02(3)	Form of Specimen Common Stock Certificate
4.03(3)	Rights Agreement, dated as of May 23, 2006, among Design Within Reach, Inc. and American Stock Transfer and Trust Company, N.A., as Rights Agent, including the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Design Within Reach, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
4.04(4)	First Amendment dated December 13, 2007 to Rights Agreement dated May 23, 2006 between Design Within Reach, Inc. and American Stock Transfer and Trust Company
4.05(5)	Second Amendment dated February 12, 2009 to Rights Agreement dated May 23, 2006 between Design Within Reach, Inc. and American Stock Transfer and Trust Company
4.05(6)	Third Amendment dated April 30, 2009 to Rights Agreement dated May 23, 2006 between Design Within Reach, Inc. and American Stock Transfer and Trust Company
10.1(7)	First Amendment to Loan Guaranty and Security Agreement among Design Within Reach, Inc., the Lenders thereto and Wells Fargo Retail, Finance, LLC, as Administrative Agent, dated as of March 18, 2009
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-113903) filed on March 24, 2004, as amended.
(2)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (No. 333-113903) filed on June 1, 2004, as amended.
(3)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on May 25, 2006.
(4)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on December 14, 2007.
(5)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on February 13, 2009.
(6)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on May 1, 2009.
(7)	Incorporated by reference to Design Within Reach’s Current Report on Form 8-K filed on March 23, 2009.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 18, 2009	DESIGN WITHIN REACH, INC.

/s/ Theodore R. Upland III
Theodore R. Upland III
Vice President, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)