Form 10-Q
period 2009-07-04
DESIGN WITHIN REACH INC
filed 2009-08-11
CIK 1116755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 6, 2009 was 29,906,243.

DESIGN WITHIN REACH, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JULY 4, 2009

                                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Design Within Reach, Inc.

Condensed Balance Sheets

(Unaudited)

(amounts in thousands, except per share data)

	July 4, 2009	January 3, 2009	June 28, 2008
ASSETS
Current assets
Cash and cash equivalents	$464	$8,684	$7,070
Restricted cash	2,000	—	—
Accounts receivable (less allowance for doubtful accounts of $33, $164, and $275, respectively)	1,226	1,459	2,720
Inventory	24,661	36,596	38,028
Prepaid catalog costs	140	708	1,186
Deferred income taxes	—	—	1,251
Other current assets	2,877	3,978	3,656

Total current assets	31,368	51,425	53,911
Property and equipment, net	20,073	23,702	23,189
Deferred income taxes, net	—	—	8,182
Other non-current assets	988	1,025	963

Total assets	$52,429	$76,152	$86,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,167	$16,978	$11,899
Accrued expenses	5,046	4,455	4,992
Accrued compensation	1,580	1,945	2,543
Deferred revenue	1,609	1,162	1,954
Other liabilities	3,234	3,191	3,150
Borrowings under loan agreement	7,818	13,949	4,657
Long-term debt, current portion	150	254	357

Total current liabilities	30,604	41,934	29,552
Deferred rent and lease incentives	7,023	6,373	6,158
Long-term debt, net of current portion	188	223	125

Total liabilities	37,815	48,530	35,835

Commitments and Contingencies	—	—	—
Stockholders’ equity
Preferred stock – $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock – $0.001 par value; authorized 30,000 shares; issued and outstanding, 14,506, 14,480 and 14,471 shares	15	14	14
Additional paid-in capital	60,862	60,585	59,996
Accumulated other comprehensive income	—	(111)	62
Accumulated deficit	(46,263)	(32,866)	(9,662)

Total stockholders’ equity	14,614	27,622	50,410

Total liabilities and stockholders’ equity	$52,429	$76,152	$86,245

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales	$30,861	$47,260	$64,937	$94,174
Cost of sales	18,036	25,325	37,782	50,063

Gross margin	12,825	21,935	27,155	44,111
Selling, general and administrative expenses	20,091	22,706	40,294	46,065

Loss from operations	(7,266)	(771)	(13,139)	(1,954)
Interest income	—	40	—	97
Interest expense	(95)	(70)	(209)	(118)
Other income (expense), net	(52)	101	(49)	(43)

Loss before income tax benefit	(7,413)	(700)	(13,397)	(2,018)
Income tax benefit	—	(541)	—	(1,237)

Net loss	$(7,413)	$(159)	$(13,397)	$(781)

Net loss per share:
Basic	$(0.51)	$(0.01)	$(0.92)	$(0.05)
Diluted	$(0.51)	$(0.01)	$(0.92)	$(0.05)
Weighted average shares used in calculation of net loss per share:
Basic	14,495	14,462	14,491	14,458
Diluted	14,495	14,462	14,491	14,458

The accompanying notes are an integral part of these financial statements.

Design Within Reach, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Twenty-six weeks ended
	July 4, 2009	June 28, 2008
Cash flows from operating activities:
Net loss	$(13,397)	$(781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,057	3,039
Stock-based compensation	262	817
Impairment of long-lived assets	1,299	—
Loss on the sale/disposal of long-lived assets	16	—
Provision for doubtful accounts	—	11
Changes in assets and liabilities:
Accounts receivable	233	(2,185)
Inventory	11,935	(208)
Prepaid catalog costs	568	915
Other assets	1,119	(1,077)
Accounts payable	(5,399)	(2,735)
Accrued expenses	402	317
Accrued compensation	(365)	(222)
Deferred revenue	447	1,629
Other liabilities	154	(247)
Deferred rent and lease incentives	650	182

Net cash provided by (used in) operating activities	981	(545)

Cash flows from investing activities:
Purchase of property and equipment	(947)	(2,541)

Net cash used in investing activities	(947)	(2,541)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	16	33
Net borrowings (repayments) under loan agreement	(6,131)	4,657
Restricted cash	(2,000)	—
Repayments of long-term obligations	(392)	(185)
Borrowings on notes payable	253	—

Net cash provided by (used in) financing activities	(8,254)	4,505

Net increase (decrease) in cash and cash equivalents	(8,220)	1,419
Cash and cash equivalents at beginning of period	8,684	5,651

Cash and cash equivalents at end of the period	$464	$7,070

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes paid (refunded)	$(264)	$275
Interest paid	$213	$124
Non-cash investing and financing activities:
Gain (loss) on fair value of derivatives	$—	$(15)

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

Basis of Presentation and Quarterly Information (unaudited)

The accompanying unaudited interim condensed financial statements as of and for the thirteen and twenty-six weeks ended July 4, 2009 and June 28, 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The accompanying balance sheet as of January 3, 2009 was derived from audited statements within the Company’s Annual Report on Form 10-K for the year ended January 3, 2009. Accordingly, the accompanying unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“US GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the thirteen and twenty-six weeks ended July 4, 2009 and June 28, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The economic downturn has adversely impacted the Company’s operations, resulting in lower sales and higher losses than expected during 2008 and the first half of 2009. In response to lower sales following the economic downturn and resulting losses from operations in 2008, the Company undertook several initiatives to lower its expenses to better match the forecasted reduction in revenues in the fourth quarter of 2008 and 2009. The Company restructured certain real estate lease contracts, reduced marketing and catalog expenses primarily by reducing the number of planned catalog mailings and the number of pages per catalog, delayed implementation of a new ERP system, renegotiated certain support contracts related to software maintenance and telecommunications, and lowered outside contractor fees as well as headcount in all areas of the Company. The Company reduced selling, general and administrative expenses by approximately $8.1 million in the first half of 2009 excluding charges for impairment and future lease liabilities of $2,323,000, and expects reduced selling, general and administrative expenses of approximately $10 million in the remainder of 2009 from the prior comparable periods in 2008. The Company also reduced inventory levels significantly from year-end 2008 levels to generate additional liquidity. As a result, the Company was able to generate cash from operating activities in the first half of 2009. However, at July 4, 2009 there were insufficient assets that could be liquidated to support ongoing operational loss and without additional equity, it was highly unlikely that the Company could continue as a going concern. The Company subsequently raised $15,000,000 of equity financing on August 3, 2009, of which, $5,000,000 will be used to pay down the Company’s loan agreement with Wells Fargo Retail Finance, LLC. This equity should be sufficient to fund operations for at least the next twelve months.

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

Reclassifications

Accounts receivable consists of amounts due from major credit card companies that are generally collected within one to five days after a customer’s credit card is charged, receivables due within 30 days of the invoice date from commercial customers and commissions receivable. Amounts receivable from vendors in prior periods have been reclassified to conform to this presentation for the current reporting period. On the condensed balance sheets as of January 3, 2009 and June 28, 2008, vendor receivables that were originally included in accounts receivable of approximately $303,000 and $338,000, respectively, were reclassified to other current assets. In addition, related to this reclassification, on the condensed statement of cash flows in the twenty-six weeks ended July 4, 2009, $292,000 was reclassified from accounts receivable to other assets. These reclassifications did not have an impact on the Company’s results of operations or cash flows used in operating activities.

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

Cash and Accounts Payable

As of July 4, 2009, accounts payable included approximately $2,543,000 of outstanding checks in excess of the cash balances in the Company’s bank accounts with Wells Fargo Trade Bank, N.A. No outstanding checks were in excess of the cash balances in the Company’s bank accounts with Wells Fargo Trade Bank, N.A as of January 3, 2009 and June 28, 2008.

Restricted Cash

On March 18, 2009, the Company entered into the first amendment to its loan agreement and a securities account availability agreement with Wells Fargo Retail Finance, LLC (“Wells Fargo”), in which Wells Fargo increased the amount of advances otherwise available to the Company by $1,000,000 in exchange for the Company’s granting Wells Fargo collateral rights to a deposit account of the Company with a balance of $2,187,000 as of July 4, 2009. Wells Fargo will permit the Company to withdraw amounts from this account in excess of $2,000,000 as long as no default or event of default has occurred. Accordingly, the Company classified $2,000,000 of cash to restricted cash.

Allowance for Doubtful Accounts

The Company estimates its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due and the Company’s previous loss history. The following table presents activities in the allowance for doubtful accounts:

Twenty-six weeks ended	Beginning Balance	Charged/ (Credited) to Operations	Reserve Reduction due to Write-offs	Ending Balance
(amounts in thousands)
July 4, 2009	$164	$(1)	$(130)	$33
June 28, 2008	264	11	—	275

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Inventory

Inventory consists of finished goods purchased from third-party manufacturers and estimated inbound freight costs. Inventory on hand is carried at the lower of cost or market. Cost is determined using the average cost method. The Company writes down inventory below cost to the estimated market value when necessary, based upon assumptions about future demand and market conditions. As of July 4, 2009, January 3, 2009 and June 28, 2008, inventories were $24,661,000, $36,596,000 and $38,028,000, respectively, net of write-downs of $1,886,000, $1,844,000 and $2,344,000, respectively.

Total inventory includes inventory-in-transit that consists primarily of finished goods purchased from third-party manufacturers that are in-transit from the vendor to the Company when terms are FOB shipping point and estimated inbound freight costs. Inventory-in-transit also includes those goods that are in-transit from the Company to its customers. Inventory-in-transit is carried at cost. Inventory-in-transit was $2,313,000, $3,203,000 and $4,898,000, as of July 4, 2009, January 3, 2009 and June 28, 2008, respectively.

Revenue Recognition

Significant management judgments and estimates must be made and used in connection with determining net sales recognized in any accounting period. The Company recognizes revenue on the date on which it estimates that the product has been received by the customer and retains title to items and bears the risk of loss of shipments until delivery to its customers. The Company recognizes shipping and handling fees charged to customers in net sales at the time products are estimated to have been received by customers. The Company recognizes drop ship sales on a gross basis in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because it bears the risk of loss until delivery to customers. The Company uses third-party freight carrier information to estimate standard delivery times to various locations throughout the United States and Canada. The Company records as deferred revenue the dollar amount of all shipments for a particular day, if based upon the Company’s estimated delivery time, such shipments, on average, are expected to be delivered after the end of the reporting period. As of July 4, 2009, January 3, 2009 and June 28, 2008, deferred revenue was $1,609,000, $1,162,000 and $1,954,000, respectively, and related deferred cost of sales was $865,000, $572,000 and $1,037,000, respectively.

Sales are recorded net of expected product returns by customers. The Company analyzes historical returns, current economic trends, changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount, less any reserve for estimated scrap. The reserves for estimated product returns were $465,000, $573,000 and $572,000 as of July 4, 2009, January 3, 2009 and June 28, 2008, respectively.

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

Shipping and Handling Costs

Shipping costs, which include inbound and outbound freight costs, are included in cost of sales. The Company records costs of shipping products to customers in cost of sales at the time products are estimated to have been received by customers. Handling costs, which include fulfillment center expenses, call center expenses, and credit card fees, are included in selling, general and administrative expenses. Handling costs were approximately $1,573,000 and $2,333,000 in the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively, and $3,315,000 and $4,804,000 in the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively.

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

In the first nine months of 2008, prepaid catalog costs were amortized over their expected period of future benefit of approximately four months in accordance with SOP 93-7, based upon weighted-average historical revenues attributed to previously issued catalogs. Prepaid catalog costs were $1,186,000 as of June 28, 2008, which included $894,000 of unamortized costs for catalogs previously distributed and $292,000 of costs for catalogs waiting to be distributed. Since the fourth quarter 2008, prepaid catalog costs were expensed upon publication since the Company no longer adequately tracked the required information required by SOP 93-7. Prepaid catalog costs for catalogs waiting to be distributed were $140,000 and $708,000 as of July 4, 2009 and January 3, 2009, respectively.

The Company accounts for consideration received from its vendors for co-operative advertising as a reduction of selling, general and administrative expense. No co-operative advertising amounts were earned by the Company in the thirteen weeks ended July 4, 2009. Co-operative advertising amounts earned by the Company were $153,000 in the thirteen weeks ended June 28, 2008, and $40,000 and $459,000 in the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively. Advertising and promotion expenses, including catalog expense, net of co-operative advertising, were $1,551,000 and $3,408,000 in the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively, and $4,181,000 and $6,691,000 in the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively.

Apart from amounts received from vendors for co-operative advertising, the Company does not typically receive allowances or credits from vendors. In the case of a few select vendors, the Company receives a small discount of approximately 2% for prompt payment of invoices. These discounts were recorded as a reduction of cost of sales of approximately $6,000 and $48,000 in the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively, and $10,000 and $152,000 in the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively.

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

Net Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss available to the Company’s common stockholders for the period by the number of weighted average common shares outstanding for the period. Diluted income per share includes the effects of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are added to the weighted average number of shares outstanding. Options to purchase approximately 2,371,000 and 2,246,000 shares of common stock that were outstanding as of July 4, 2009 and June 28, 2008, respectively, have been excluded from the calculation of diluted loss per share because inclusion of such shares would be anti-dilutive.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized mark-to-market gain (loss) on open derivatives, unamortized gain (loss) on settled derivatives and unrealized gain (loss) on available-for-sale securities, if any. The following table presents comprehensive loss for the thirteen and twenty-six weeks ended July 4, 2009 and June 28, 2008:

	Thirteen weeks ended		Twenty-six weeks ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
(amounts in thousands)	(unaudited)		(unaudited)
Net loss	$(7,413)	$(159)	$(13,397)	$(781)
Other comprehensive income (loss):
Net gain (loss) on foreign currency cash flow hedges	—	(272)	111	(11)

Comprehensive loss	$(7,413)	$(431)	$(13,286)	$(792)

Derivative and Hedging Activities

The Company’s operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates. To mitigate its foreign currency exchange rate risk, the Company purchased foreign currency contracts to pay for merchandise purchases based on forecasted demand in 2008. The objective of the Company’s foreign exchange risk management program is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on currency contract derivatives used to hedge those exposures. The Company maintains comprehensive hedge documentation that defines the hedging objectives, practices, procedures and accounting treatment. The Company’s hedging program and derivative positions and strategy were reviewed on a regular basis by management. Derivatives used to manage financial exposures for foreign exchange risks generally matured within one year. The Company discontinued its hedging activities during the fourth quarter 2008 resulting in no open contracts as of July 4, 2009 and January 3, 2009.

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

The Company records derivatives related to cash flow hedges for foreign currency at fair value on its balance sheet, including embedded derivatives. Foreign currency contracts entered into during 2008 were designated as cash flow hedge contracts and were accounted for on a monthly basis by adjusting the carrying amount of open designated contracts to fair value by recognizing any corresponding gain or loss in other comprehensive income (loss) and recognizing the net cash settlement gain or loss in other comprehensive income (loss). Subsequently, these net cash settlement gains or losses are recognized in cost of sales as the underlying hedged inventory is sold in each reporting period. In the statements of cash flows, net cash settlement gain or loss is included in operating cash flows as changes in other assets, and as customer deposits and other liabilities. The following table presents designated hedge contract activity for the thirteen and twenty-six weeks ended July 4, 2009 and June 28, 2008:

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Decrease in carrying amount to fair value of open designated hedge contracts	$—	$(224)	$—	$(15)
Amount of gain recognized in other comprehensive income upon settlement of designated hedge contracts	—	221	—	332
Amount of (gain) loss reclassified to cost of sales from accumulated other comprehensive income (loss)	—	(269)	111	(328)

Other comprehensive income (loss) -
Net gain (loss) on foreign currency cash flow hedges	$—	$(272)	$111	$(11)

Management evaluates hedges for effectiveness, and for derivatives that are deemed ineffective, the ineffective portion is reported through earnings. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. The Company did not record any amounts for ineffectiveness in the thirteen and twenty-six weeks ended July 4, 2009 and June 28, 2008.

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement 165, Subsequent Events (“FAS 165”), to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. FAS 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted Statement 165 as of July 4, 2009, which was the required effective date.

The Company evaluated its July 4, 2009 financial statements for subsequent events through August 7, 2009, the date the financial statements were available to be issued. Other than the agreements and events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements. On July 20, 2009, the Company entered into a securities purchase agreement relating to a private placement of shares of its common stock and a new series of preferred stock, designated Series A 9% Convertible Preferred Stock. On August 3, 2009, Glenhill Special Opportunities Master Fund LLC invested $15,000,000 of additional capital into the Company in exchange for a 91.33% ownership stake. At July 4, 2009 there were insufficient assets that could be liquidated to support ongoing operational loss and without additional equity, it was highly unlikely that the Company could continue as a going concern. See Note 8 regarding these subsequent events. On August 4, 2009, the Company entered into a Second Amendment to the Loan Agreement and Waiver with Wells Fargo, in which Wells Fargo consented to the $15,000,000 financing of which $5,000,000 will be used to pay down the loan agreement. See Note 3 regarding the loan agreement with Wells Fargo. Our negotiations and any settlement agreements subsequent to July 4, 2009 with our landlords for lease buy-outs influenced our determination that a settlement is highly likely and the calculation of any estimated potential settlement. See Note 7 regarding liabilities for future lease payments.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), to improve how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics. Among other things, FAS 167 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (“VIE”) and whether that VIE should be consolidated. The new Statement requires an entity to provide significantly more disclosures about its involvement with VIE’s. As a result, the Company must comprehensively review its involvements with VIE’s and potential VIE’s, including entities previous considered to be qualifying special purpose entities, to determine the effect on its financial statements and related disclosures. FAS 167 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. Earlier application is prohibited. Since the Company has no involvement with VIE’s, the adoption of FAS 167 will have no effect on the Company’s financial statements.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets: an Amendment of FASB Statement No. 140 (“FAS 166”). FAS 166 changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of FASB Statement 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS 166 also eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPE’s”). As a result, all existing QSPE’s need to be evaluated to determine whether the QSPE should be consolidated in accordance with FAS 166. FAS 166 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The recognition and measurement provisions of FAS 166 must be applied to transfers that occur on or after the effective date. Early application is prohibited. The new Statement also requires additional disclosures about transfers of financial assets that occur both before and after the effective date. Since the Company has no involvement with QSPE’s or transfers of financial assets, the adoption of FAS 166 will have no effect on the Company’s financial statements.

In April 2009, the FASB issued FAS Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under FASB Statement 157, Fair Value Measurements, remains the same, which is to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP 157-4 also requires expanded disclosures. FSP 157-4 was effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP 157-4 effective April 5, 2009. The Company’s financial assets and liabilities are typically measured using Level 1 inputs and as a result, the adoption of FSP 157-4 did not have any effect on its financial statements. See Note 2 regarding fair value of financial instruments.

In April 2009, the FASB issued FAS Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP FAS 107-1 and APB 28-1 was effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 effective April 5, 2009. The adoption FSP FAS 107-1 and APB 28-1 did not have any impact on the reporting of its results of operations. See Note 2 for fair value of financial instruments.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

2.	Fair Value of Financial Instruments

Effective December 30, 2007, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities, and non-financial assets and liabilities recognized or disclosed in the financial statements at fair value at least annually. Effective January 4, 2009, the Company adopted SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually, in accordance with FAS Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (See Note 7). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

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

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of July 4, 2009:

(amounts in thousands)	Fair Value at July 4, 2009	Level 1	Level 2	Level 3
Cash equivalents	$220	$220	$—	$—
Restricted cash	2,000	2,000	—	—

The Company primarily applies the market approach for recurring fair value measurements.

3.	Loan Agreement and Long-term Debt

On February 2, 2007, the Company entered into a Loan, Guaranty and Security Agreement (the “Loan Agreement”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”). The Loan Agreement expires on February 2, 2012 and provides for an overall credit line up to $20,000,000. The Loan Agreement consists of a revolving credit line and letters of credit up to $5,000,000. The amount the Company may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Borrowings are secured by the right, title and interest to all of the Company’s personal property, including cash, accounts receivable, inventory, equipment, fixtures, general intangibles and intellectual property. The Loan Agreement contains various restrictive covenants, including minimum availability, restrictions on payment of dividends, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures the Company may incur in any fiscal year. The Company is currently in compliance with all of these restrictive covenants.

On March 18, 2009, the Company entered into a first amendment to the Loan Agreement and a securities account availability agreement with Wells Fargo in which Wells Fargo increased the amount of advances otherwise available to the Company by $1,000,000 in exchange for the Company’s granting Wells Fargo collateral rights to a deposit account of the Company with a balance of $2,187,000 as of July 4, 2009. Wells Fargo permitted the Company to withdraw amounts from this account in excess of $2,000,000 as long as no default or event of default has occurred. Accordingly, the Company classified $2,000,000 of cash to restricted cash.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

On August 4, 2009, the Company entered into a Second Amendment to the Loan Agreement and Waiver with Wells Fargo, in which Wells Fargo consented to the $15,000,000 financing (See Note 8) of which $5,000,000 will be used to pay down the Loan Agreement. In addition, the Second Amendment to the Loan Agreement removes collateral rights to the deposit account of the Company contained in the first amendment to the Loan Agreement, lowered the borrowing base and eligible in-transit inventory and increased minimum availability, letter of credit costs, the unused credit line fee and the interest rate that the Company pays on borrowings.

As of August 4, 2009, interest on borrowings will be based upon average availability either at a base rate plus 2% to 2.5%, or LIBOR plus 3% to 3.5%, and the unused credit line fee is 0.5%. The base rate is the greater of Wells Fargo’s prime rate or the Federal funds effective rate plus 0.5%. In the event of default, the Company’s interest rate will be increased by two percentage points. The interest rate on outstanding borrowings at July 4, 2009 was 3.25%, which increased to 5.5% on August 4, 2009. As of July 4, 2009, the Company had outstanding borrowings of $7,818,000 under the revolving credit line and $1,523,000 in outstanding letters of credit. Advances of $2,419,000 were available under the revolving credit line as of July 4, 2009.

In the fourth quarter 2008 and the first half of 2009, bank-commissioned appraisals determined that the net liquidation value of the Company’s inventories had declined due to general market conditions and, as a result, Wells Fargo reduced the Company’s advance rates, which constricted the availability of borrowings under the line of credit. The availability of borrowings will decrease if subsequent appraisals determine that the net liquidation value of the Company’s inventories has decreased.

In January 2009, the Company financed the second and third years of a three year software license fee of approximately $253,000 per year with a promissory note. As of July 4, 2009, the Company’s outstanding borrowings under this and other notes were $93,000 with interest rates ranging from 2% to 11% maturing in 2009.

4.	Commitments

As of July 4, 2009, inventory purchase obligations related to open purchase orders were approximately $11,526,000, commitments for furniture, fixtures, and leasehold improvements related to studios were approximately $186,000, and commitments to maintain and enhance various information technology systems and website were approximately $963,000.

5.	Income Taxes

No income tax benefit was recognized in the thirteen and twenty-six weeks ended July 4, 2009 because recent general economic events have indicated that more likely than not the tax benefit of the year-to-date pre-tax loss would not be realized. For the thirteen and twenty-six weeks ended June 28, 2008, the Company recorded tax benefits of approximately $541,000 and $1,237,000, respectively, calculated at the projected annual effective tax rate of 61.3%. The difference between the statutory rate of 39.5% and effective tax rate is primarily due to projected stock-based compensation expense related to incentive stock options not being deductible for tax purposes. Utilization of the net operating losses and tax credits will be subject to a substantial annual limitation due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code and similar state provisions because of the $15,000,000 financing on August 3, 2009 (See Note 8). The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

6.	Related Party Transactions

The Company rents studio space from an affiliate of the former Chairman of the Company’s Board of Directors. Rent expense, applicable to this space was approximately $40,000 for each of the thirteen weeks ended July 4, 2009 and June 28, 2008, and $80,000 for each of the twenty-six weeks ended July 4, 2009 and June 28, 2008.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

7.	Impairment of Long-Lived Assets and Liabilities for Future Lease Payments

The Company evaluates the recoverability of its long-lived assets in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). The Company closed three studios in the second quarter 2009. In addition, the carrying value of leasehold improvements were determined not likely to be recovered by identified future cash flows for five other studios with current-period cash flow losses combined with a history of cash flow losses or a projection that demonstrates continuing losses. The leasehold improvements were determined to have no fair value. Accordingly, leasehold improvements related to these studios were deemed impaired and impairment charges of $73,000 and $1,226,000 were included in selling, general and administrative expenses in the first and second quarters 2009, respectively, that reduced the carrying amount of each leasehold improvement, less any associated tenant improvement and other liabilities, to a fair value of zero.

In accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”), a liability for costs that will continue to be incurred under the lease agreement for the remaining term without economic benefit to the Company shall be recognized and measured at the lease’s fair value at the cease-use date. Accordingly, charges of $1,024,000 related to the three closed studios were included in selling, general and administrative expenses in the second quarter 2009 that increased accrued expenses or deferred rent and lease incentives liability. The fair value of each lease was determined by either estimating a lease buy-out payment to the landlord when active negotiations indicate that a settlement is highly likely, or by using an income approach of calculating the present value of future lease payments less estimated sublease receipts. Our negotiations and any settlement agreements subsequent to July 4, 2009 with our landlords for lease buy-outs influenced our determination that a settlement is highly likely and the calculation of any estimated potential settlement. Additional charges or recoveries may be incurred in future periods for these three closed studios based on actual subleases or negotiated settlements with landlords and for any additional closed studios.

The following table presents information about assets and liabilities required to be carried at fair value on a nonrecurring basis as of July 4, 2009 (See Note 2 for SFAS 157 three-level hierarchy of inputs):

	As of January 3, 2009	Fair Value Measurements Using
(amounts in thousands)		Level 1	Level 2	Level 3	Total Charge
Impaired leasehold improvements	$1,299	$—	$—	$—	$1,299
Liability for future lease payments	—	—	—	1,024	1,024

8.	Subsequent Events

On July 20, 2009, the Company entered into a Securities Purchase Agreement relating to a private placement of shares of its common stock and a new series of preferred stock, designated Series A 9% Convertible Preferred Stock (“Series A Preferred Stock”). Pursuant to the Securities Purchase Agreement, Glenhill Special Opportunities Master Fund LLC, an affiliate of Glenhill Capital Management, LLC (the “Investor”), invested $15,000,000 of additional capital into the Company on August 3, 2009 in exchange for a 91.33% ownership stake.

On August 3, 2009, the Investor purchased 15,400,000 shares of the Company’s common stock at a purchase price of $0.15 per share and 1,000,000 shares of the Series A Preferred Stock at a purchase price of $12.69 per share with gross proceeds of $15,000,000. Holders of the Series A Preferred Stock are entitled to an annual compounded dividend of 9% on each share of Series A Preferred Stock, payable in kind at the purchase price of the Series A Preferred Stock, annually in arrears. The annual dividend rate will automatically increase to 15% if the Company’s stockholders do not approve the necessary increase in the number of authorized shares of common stock to permit full conversion of the Series A Preferred Stock, or a default by the Company on any of the material terms and conditions of the Series A Preferred Stock. The Series A Preferred Stock is convertible, at the option of the holder of Series A Preferred Stock, into 137,409,132 shares of common stock which, together with the 15,400,000 shares of common stock issued to the Investor in connection with the transaction, equal 91.33% of the Company’s outstanding common stock.

Design Within Reach, Inc.

Notes to the Condensed Financial Statements (unaudited) – (continued)

The Series A Preferred Stock is subject to full ratchet anti-dilution protection in connection with future issuances of equity securities, subject to customary exceptions. The liquidation preference per share of the Series A Preferred Stock is equal to the purchase price of the Series A Preferred Stock plus any accumulated but unpaid dividends. However, if the Company’s stockholders do not approve the increase in the number of authorized shares of the Company’s common stock within 90 days of the closing, the liquidation preference per share of the Series A Preferred Stock will automatically increase to four times such amount and increases in increments of 5% for each month thereafter pro rated daily. Holders of the Series A Preferred Stock are entitled to voting rights equal to the number of shares of common stock into which the Series A Preferred Stock is convertible, on an “as if” converted basis.

If the Company’s stockholders do not approve the increase in the number of authorized shares of the Company’s common stock, then on or after the first anniversary of the closing, the holders of the Series A Preferred Stock will be entitled, in their sole discretion, to require the Company to redeem their shares of Series A Preferred Stock at the applicable liquidation preference. The common stock issued and the common stock issuable upon conversion of the Series A Preferred Stock are entitled to customary registration rights. If the Company proposes to offer equity or equity-like securities to any person (other than in an underwritten public offering), the Investor will have the right to purchase its pro rata portion of such shares (based on the number of shares which would be outstanding assuming that the stockholders approved the increase in the authorized number of shares of the Company’s common stock, on an as-converted and as-exercised basis). The Company is obligated to file a registration statement registering the resale of shares of its common stock issued in the transaction and issuable upon conversion of the Series A Preferred Stock. The Company is obligated to pay the Investors additional cash fees of 2% per month subject to a maximum of $1.5 million for each month in which any of the following occur: the registration statement is not timely filed, or declared effective within the time frame described; the registration statement is suspended other than as permitted in the registration rights agreement; after effectiveness, the registration statement ceases to remain continuously effective for ten consecutive calendar days or fifteen calendar days in any twelve month period; or the Company fails to make current public information available.

Upon closing of the equity financing on August 3, 2009, Hilary Billings, William McDonagh, James Peters and Lawrence Wilkinson resigned as directors of the Company. In accordance with the Company’s bylaws for filling board vacancies, the remaining board members, Ray Brunner and Peter Lynch, appointed Glenn J. Krevlin, David Rockwell and William Sweedler to serve as directors of the Company effective on August 3, 2009. Messrs. Krevlin, Rockwell and Sweedler have been designated by the Investor. In addition, the size of the Company’s board of directors was reduced to five.

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

All of our sales points, other than our DWR:Tools for Living stores and outlets, utilize a single common inventory held at our Hebron, Kentucky fulfillment center. Because we don’t offer a “cash and carry” option in our studios, we are able to more fully utilize selling space and avoid the operational issues that often arise with stock balancing and store replenishment. We currently source our products primarily in the United States and Europe. In the twenty-six weeks ended July 4, 2009, we purchased approximately 31% of our product inventories from manufacturers in foreign countries, with 16% of our product inventory purchases being paid for in Euros. We expect to have an increasing amount of products being sourced from factories outside of Europe. We plan to increase our efforts to develop products internally and include more exclusive items in our mix, and in doing so, source products from other parts of the world including Latin America and Asia where product costs are generally lower. Our product development team has worked diligently to find qualified factories in North America, Asia and elsewhere that can provide us with the quality our clients expect but free us from the impact of fluctuations in the price of the Euro. By the end of 2009, we believe we can achieve product margin improvements from these efforts.

We had 63 studios, two DWR:Tools for Living stores and three outlets operating in 24 states, the District of Columbia and Canada as of July 4, 2009. In the first quarter 2009, we opened one new outlet. In the second quarter 2009, we relocated one studio and closed our Southlake, Texas, Tigard, Oregon and Las Vegas Town Square studios. We incurred impairment charges of $1,299,000 for leasehold improvements related to the closed studios and five other studios with continuing losses in the first half of 2009. In addition, we incurred charges of $1,024,000 for future rent payments related to the three closed studios in the second quarter 2009. We have no current plans for any new studios, and may need to close underperforming studios.

On June 25, 2009, we notified the NASDAQ Stock Market of our intent to delist our common stock from the NASDAQ Global Market. On July 6, 2009 we filed with the Securities and Exchange Commission and NASDAQ a Form 25 relating to the delisting of our common stock. Trading in our common stock was suspended by NASDAQ effective at the open of business on July 6, 2009, with official delisting of our common stock effective ten days thereafter, on July 16, 2009. However, we remain as an SEC registrant and our shares continue to trade on the Pink Sheets, a centralized electronic quotation service for over-the-counter securities.

On July 20, 2009, we entered into a securities purchase agreement relating to a private placement of shares of our common stock and a new series of preferred stock, designated Series A 9% Convertible Preferred Stock, or Series A Preferred Stock. On August 3, 2009, Glenhill Special Opportunities Master Fund LLC, an affiliate of Glenhill Capital Management, LLC, or the Investor, invested $15,000,000 of additional capital into the company. The Investor purchased 15,400,000 shares of our common stock at a purchase price of $0.15 per share and 1,000,000 shares of the Series A Preferred Stock at a purchase price of $12.69 per share. The Series A Preferred Stock is convertible, at the option of the holder of the Series A Preferred Stock, into 137,409,132 shares of common stock which, together with the 15,400,000 shares of common stock issued to the Investor in connection with the transaction, equal 91.33% of our outstanding common stock.

Upon closing of the equity financing on August 3, 2009, Hilary Billings, William McDonagh, James Peters and Lawrence Wilkinson resigned as our directors . In accordance with our bylaws for filling board vacancies, the remaining board members, Ray Brunner and Peter Lynch, appointed Glenn J. Krevlin, David Rockwell and William Sweedler to serve as our directors effective on August 3, 2009. Messrs. Krevlin, Rockwell and Sweedler have been designated by the Investor. In addition, the size of our board of directors was reduced to five.

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

In response to lower sales following the economic downturn and resulting losses from operations in 2008, we undertook several initiatives to lower our expenses to better match the forecasted reduction in revenues and improve liquidity in the fourth quarter 2008 and 2009. We have restructured certain real estate lease contracts, reduced marketing and catalog expenses primarily by reducing the number of planned catalog mailings and the number of pages per catalog, delayed implementation of a new ERP system, renegotiated certain support contracts related to software maintenance and telecommunications, and lowered outside contractor fees as well as headcount in all areas of the company. Excluding charges for impairment and future lease liabilities of $2,323,000, we reduced selling, general and administrative expenses by approximately $8.1 million in the twenty-six weeks ended July 4, 2009 and expect reduced selling, general and administrative expenses of approximately $10 million in the remainder of 2009 from the prior comparable periods in 2008. We also reduced inventory levels significantly from year-end 2008 levels to generate additional liquidity. As a result, we were able to generate cash from operating activities in the first half of 2009. However, at July 4, 2009 there were insufficient assets that could be liquidated to support ongoing operational loss and without additional equity, it was highly unlikely that the company could continue as a going concern. We subsequently raised $15,000,000 of equity financing on August 3, 2009, of which, $5,000,000 will be used to pay down our loan agreement with Wells Fargo Retail Finance, LLC. This equity should be sufficient to fund operations for at least the next twelve months.

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

Results of Operations

Comparison of the thirteen weeks ended July 4, 2009 (Second Quarter 2009) to the thirteen weeks ended June 28, 2008 (Second Quarter 2008)

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

	Thirteen weeks ended
(amounts in thousands, except percentages)	July 4, 2009	% of Net Sales	June 28, 2008	% of Net Sales	Change	% Change
Studio sales	$22,159	71.8%	$32,617	69.0%	$(10,458)	(32.1)%
Online sales	4,077	13.2%	6,276	13.3%	(2,199)	(35.0)%
Phone sales	2,111	6.8%	4,128	8.7%	(2,017)	(48.9)%
Other sales	1,428	4.7%	1,782	3.8%	(354)	(19.9)%
Shipping and handling fees	1,086	3.5%	2,457	5.2%	(1,371)	(55.8)%

Net sales	$30,861	100.0%	$47,260	100.0%	$(16,399)	(34.7)%

Net sales decreased $16,399,000, or 34.7%, to $30,861,000 in the second quarter 2009 from $47,260,000 in the second quarter 2008. The decrease in the combined net sales of our three sales points (studio, online and phone) is related to a 15% decrease in the number of units of merchandise shipped, a decrease in prices due to an increase in promotional discounts and a change in product mix to a relative higher volume of lower priced DWR:Tools for Living merchandise. The average revenue per unit of product sold decreased by 22%. All of these factors are attributed to the impact of the unfavorable economy. Studio sales decreased $10,458,000, or 32.1%, in the second quarter 2009 compared to the second quarter 2008. We relocated one studio and closed three studios during the second quarter 2009. We had 63 studios, two DWR:Tools for Living stores and three outlets open at the end of the second quarter 2009 compared to 68 studios and one outlet open at the end of the second quarter 2008. Online sales decreased $2,199,000, or 35.0%, and phone sales decreased $2,017,000, or 48.9%, in the second quarter 2009 compared to the second quarter 2008.

Other sales decreased $354,000, or 19.9%, in the second quarter 2009 compared to the second quarter 2008. This decrease is primarily related to a decrease of $425,000 from warehouse sales, partially offset, by an increase of $56,000 in sales generated from our outlets including our recently opened Palm Springs outlet. Shipping and handling fees for delivery of merchandise decreased $1,371,000, or 55.8%, in the second quarter 2009 compared to the second quarter 2008, primarily attributable to the decrease in product sales and an increase in the amount of promotional free shipping.

Cost of Sales

Cost of sales decreased by $7,289,000, or 28.8%, to $18,036,000 in the second quarter 2009 from $25,325,000 in the second quarter 2008. The decrease in cost of sales is attributable to the decrease in net sales. Cost of sales as a percentage of net sales increased 4.8 percentage points to 58.4% in the second quarter 2009 from 53.6% in the second quarter 2008, primarily attributable to increased promotional sales discounts and negative margins on shipping because of promotional free shipping. Shipping margins were negative in the second quarter 2009 and second quarter 2008. We expect cost of sales as a percentage of net sales to increase in the third quarter 2009 compared to the third quarter 2008 as we utilize more promotional sales discounts and free shipping.

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

	Thirteen weeks ended
(amounts in thousands, except percentages)	July 4, 2009	% of Net Sales	June 28, 2008	% of Net Sales	Change	% Change
Salaries and benefits	$6,656	21.6%	$8,869	18.8%	$(2,213)	(25.0)%
Occupancy and related expense	6,670	21.6%	6,616	14.0%	54	0.8%
Catalog, advertising and promotion	1,551	5.0%	3,408	7.2%	(1,857)	(54.5)%
Other expenses	4,485	14.5%	3,466	7.3%	1,019	29.4%
Professional - legal, consulting, SOX	729	2.4%	347	0.7%	382	110.1%

Total SG&A	$20,091	65.1%	$22,706	48.0%	$(2,615)	(11.5)%

SG&A expenses decreased by $2,615,000, or 11.5%, to $20,091,000 in the second quarter 2009 from $22,706,000 in the second quarter 2008. As a percentage of net sales, SG&A expenses increased to 65.1% in the second quarter 2009 from 48.0% in the second quarter 2008, attributable to the decreased net sales. The decreases in SG&A are described below. In response to lower sales following the economic downturn and resulting losses from operations in 2008, we undertook several initiatives to lower our expenses to better match the forecasted reduction in revenues and improve liquidity in the fourth quarter 2008 and 2009. We have restructured certain real estate lease contracts, reduced marketing and catalog expenses primarily by reducing the number of planned catalog mailings and the number of pages per catalog, delayed implementation of a new ERP system, renegotiated certain support contracts related to software maintenance and telecommunications, and lowered outside contractor fees as well as headcount in all areas of the company. We reduced SG&A expenses by approximately $4.9 million in the second quarter 2009 excluding charges for impairment and future lease liabilities of $2.3 million, and expect reduced SG&A expenses of approximately $10 million in the remainder of 2009 from the prior comparable periods in 2008.

•

Salaries and benefits expense decreased $2,213,000, or 25.0%, to $6,656,000 in the second quarter 2009 from $8,869,000 in the second quarter 2008. This decrease is related to a $1,212,000 decrease in salary and contract labor expenses and a $164,000 decrease in health care benefits and payroll taxes that are primarily attributable to the reduction in work force implemented in January 2009. In addition, the decrease is related to a $466,000 decrease in commission and bonus expenses, which is primarily attributable to the decrease in net sales, a $152,000 decrease in recruiting, relocation and severance expense and a $199,000 decrease in stock-based compensation expense. The decrease in stock-based compensation expense is partially the result of cancelled stock options due to the reduction in work force and the lower valuation of recently issued stock options due to the lower price of our common stock. The decrease in salaries and benefits expense related to one studio closed in the fourth quarter 2008 and the three studios closed in the second quarter 2009 was approximately $115,000. Incremental salaries and benefits expense related to one new outlet opened in the first quarter 2009, including pre-opening expenses, and two new DWR:Tools for Living stores opened in the third and fourth quarters 2008, was approximately $196,000. Salaries and benefits expense is expected to decrease in the remainder of 2009 due to headcount reductions implemented in January 2009 with a planned reduction from the prior comparable period in 2008 of approximately $2,500,000.

•

Occupancy and related expense increased $54,000, or 0.8%, to $6,670,000 in the second quarter 2009 compared to $6,616,000 in the second quarter 2008. This increase is due to a $136,000 increase in rent and operating expenses for new or relocated sales locations including one new outlet opened in the first quarter 2009 and two new DWR:Tools for Living stores opened in the third and fourth quarters 2008. In addition, we relocated one studio with increased rent and operating expenses in the second quarter 2008. This increase was partially offset by a decrease of approximately $103,000 in occupancy and related expense due to closing one studio in the fourth quarter 2008 and three studios in the second quarter 2009.

•

Catalog, advertising and promotion expense decreased $1,857,000, or 54.5%, to $1,551,000 in the second quarter 2009 from $3,408,000 in the second quarter 2008. This decrease is due to a $1,651,000 decrease in catalog expense and a $114,000 decrease in media advertising expense. Direct response catalog costs were recorded as prepaid catalog costs, and during the first nine months of 2008 were amortized over their expected period of future benefit of approximately four months. In accordance with Statements of Position of the Accounting Standards Division No. 93-7, Reporting on Advertising Costs (“SOP 93-7”), advertising costs must be expensed unless the advertising elicits sales to customers. During the fourth quarter 2008, we no longer adequately tracked the required information required by SOP 93-7. Consequently, catalog costs were expensed as the catalogs were distributed in the fourth quarter 2008 and first half of 2009. The cost of catalogs distributed in the second quarter 2009 decreased by approximately $1,425,000 from the cost of catalogs distributed in the second quarter 2008. The number of catalogs and the total number of pages of all catalogs distributed in the second quarter 2009 decreased from 2008 by 41% and 69%, respectively. We plan to reduce overall spending on catalogs and advertising in the remainder of 2009 from the prior comparable period in 2008 by approximately $5,500,000 based on our initiative to lower our expenses including reduced advertising and fewer planned catalog mailings and fewer pages.

•

Other expense increased $1,019,000, or 29.4%, to $4,485,000 in the second quarter 2009 compared to $3,466,000 in the second quarter 2008. The increase is primarily due to impairment charges of $1,226,000 for leasehold improvements related to three closed studios and five other studios with continuing losses and charges of $1,024,000 for future rent payments related to the three closed studios in the second quarter 2009. This increase was partially offset by a $373,000 decrease in merchant fees, a $218,000 decrease in supplies and the cost of distributing merchandise to our retail locations, a $193,000 decrease in travel-related expense, a $180,000 decrease in software and website-related expenses, and a $96,000 decrease in telephone and telecommunication expense. We plan to reduce overall spending in other SG&A expenses in the remainder of 2009 from the prior comparable period in 2008 by approximately $2,000,000 based on our initiative to lower our expenses including reduced travel-related expense, information technology expenses and costs of distributing merchandise to our retail locations.

•

Professional, accounting, legal and SOX expense increased $382,000, or 110.1%, to $729,000 in the second quarter 2009 compared to $347,000 in the second quarter 2008. The increase is due to a $269,000 increase in legal expenses and a $140,000 increase in consulting fees primarily related to advisors to the board of directors and management regarding a financing event.

Interest and Other Income and Expenses

We had no significant interest income in the second quarter 2009 compared to interest income of $40,000 in the second quarter 2008 due to significantly less invested capital. In the second quarter 2009, excess cash balances were used to pay down borrowings under our loan agreement compared to being swept into an interest bearing investment account in the second quarter 2008. Interest expense increased $25,000 to $95,000 in the second quarter 2009 compared to $70,000 in the second quarter 2008, primarily due to increased borrowings under our loan agreement. Other expense of $52,000 in the second quarter 2009 and other income of $101,000 in the second quarter 2008 primarily consist of foreign currency exchange gains or losses related to currency fluctuations.

Income Taxes

No income tax benefit was recognized in the second quarter 2009 because it was uncertain whether the tax benefit of the year-to-date pre-tax loss would be realized. In the second quarter 2008, we recorded a tax benefit of $541,000. Utilization of the net operating losses and tax credits will be subject to a substantial annual limitation due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code and similar state provisions because of our $15,000,000 financing on August 3, 2009. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Comparison of the twenty-six weeks ended July 4, 2009 to the twenty-six weeks ended June 28, 2008

Net Sales

	Twenty-six weeks ended
(amounts in thousands, except percentages)	July 4, 2009	% of Net Sales	June 28, 2008	% of Net Sales	Change	% Change
Studio sales	$45,627	70.3%	$63,931	67.9%	$(18,304)	(28.6)%
Online sales	9,283	14.3%	12,603	13.4%	(3,320)	(26.3)%
Phone sales	4,476	6.9%	8,427	8.9%	(3,951)	(46.9)%
Other sales	3,129	4.8%	3,201	3.4%	(72)	(2.2)%
Shipping and handling fees	2,422	3.7%	6,012	6.4%	(3,590)	(59.7)%

Net sales	$64,937	100.0%	$94,174	100.0%	$(29,237)	(31.0)%

Net sales decreased $29,237,000, or 31.0%, to $64,937,000 in the twenty-six weeks ended July 4, 2009 from $94,174,000 in the twenty-six weeks ended June 28, 2008. The decrease in the combined net sales of our three sales points (studio, online and phone) is related to a 10% decrease in the number of units of merchandise shipped, a decrease in prices due to an increase in promotional discounts and a change in product mix to a relative higher volume of lower priced DWR:Tools for Living merchandise. The average revenue per unit of product sold decreased by 23%. All of these factors are attributed to the impact of the unfavorable economy. Studio sales decreased $18,304,000, or 28.6%, in the twenty-six weeks ended July 4, 2009 compared to the twenty-six weeks ended June 28, 2008. We opened one new outlet in the first quarter 2009 and relocated one studio and closed three studios during the second quarter 2009. We had 63 studios, two DWR:Tools for Living stores and three outlets open at the end of the second quarter 2009 compared to 68 studios and one outlet open at the end of the second quarter 2008. Online sales decreased $3,320,000, or 26.3%, and phone sales decreased $3,951,000, or 46.9%, in the twenty-six weeks ended July 4, 2009 compared to the twenty-six weeks ended June 28, 2008.

Other sales decreased $72,000, or 2.2%, in the twenty-six weeks ended July 4, 2009 compared to the twenty-six weeks ended June 28, 2008. This decrease is primarily related to a decrease of $343,000 from warehouse sales, partially offset, by an increase of $248,000 in sales generated from our outlets including our recently opened Palm Springs outlet. Shipping and handling fees for delivery of merchandise decreased $3,590,000, or 59.7%, in the twenty-six weeks ended July 4, 2009 compared to the twenty-six weeks ended June 28, 2008, primarily attributable to the decrease in product sales and an increase in the amount of promotional free shipping.

Cost of Sales

Cost of sales decreased by $12,281,000, or 24.5%, to $37,782,000 in the twenty-six weeks ended July 4, 2009 from $50,063,000 in the twenty-six weeks ended June 28, 2008. The decrease in cost of sales is attributable to the decrease in net sales. Cost of sales as a percentage of net sales increased 5.0 percentage points to 58.2% in the twenty-six weeks ended July 4, 2009 from 53.2% in the twenty-six weeks ended June 28, 2008, primarily attributable to increased promotional sales discounts and negative margins on shipping because of promotional free shipping. Shipping margins were negative in the twenty-six weeks ended July 4, 2009 and June 28, 2008. We expect cost of sales as a percentage of net sales to increase in the third quarter of 2009 compared to 2008 as we utilize more promotional sales discounts and free shipping than the third quarter of 2008.

Selling, General and Administrative Expenses (“SG&A”)

	Twenty-six weeks ended
(amounts in thousands, except percentages)	July 4, 2009	% of Net Sales	June 28, 2008	% of Net Sales	Change	% Change
Salaries and benefits	$14,259	22.0%	$18,229	19.4%	$(3,970)	(21.8)%
Occupancy and related expense	13,405	20.6%	12,979	13.8%	426	3.3%
Catalog, advertising and promotion	4,181	6.4%	6,691	7.1%	(2,510)	(37.5)%
Other expenses	7,027	10.8%	6,785	7.2%	242	3.6%
Professional - legal, consulting, SOX	1,422	2.2%	1,381	1.5%	41	3.0%

Total SG&A	$40,294	62.1%	$46,065	48.9%	$(5,771)	(12.5)%

SG&A expenses decreased by $5,771,000, or 12.5%, to $40,294,000 in the twenty-six weeks ended July 4, 2009 from $46,065,000 in the twenty-six weeks ended June 28, 2008. As a percentage of net sales, SG&A expenses increased to 62.1% in the twenty-six weeks ended July 4, 2009 from 48.9% in the twenty-six weeks ended June 28, 2008, attributable to the decreased net sales. The decreases in SG&A are described below. In response to lower sales following the economic downturn and resulting losses from operations in 2008, we undertook several initiatives to lower our expenses to better match the forecasted reduction in revenues and improve liquidity in the fourth quarter 2008 and 2009. We have restructured certain real estate lease contracts, reduced marketing and catalog expenses primarily by reducing the number of planned catalog mailings and the number of pages per catalog, delayed implementation of a new ERP system, renegotiated certain support contracts related to software maintenance and telecommunications, and lowered outside contractor fees as well as headcount in all areas of the company. We reduced SG&A expenses by approximately $8.1 million in the twenty-six weeks ended July 4, 2009 excluding charges for impairment and future lease liabilities of $2,323,000, and expect reduced SG&A expenses of approximately $10 million in the remainder of 2009 from the prior comparable periods in 2008.

•

Salaries and benefits expense decreased $3,970,000, or 21.8%, to $14,259,000 in the twenty-six weeks ended July 4, 2009 from $18,229,000 in the twenty-six weeks ended June 28, 2008. This decrease is related to a $1,932,000 decrease in salary and contract labor expenses and a $379,000 decrease in health care benefits and payroll taxes that are primarily attributable to the reduction in work force implemented in January 2009. In addition, the decrease is related to a $938,000 decrease in commission and bonus expenses, which is primarily attributable to the decrease in net sales, a $111,000 decrease in recruiting, relocation and severance expense and a $558,000 decrease in stock-based compensation expense. The decrease in stock-based compensation expense is partially the result of cancelled stock options due to the reduction in work force and the lower valuation of recently issued stock options due to the lower price of our common stock. The decrease in salaries and benefits expense related to one studio closed in the fourth quarter 2008 and the three studios closed in the second quarter 2009 was approximately $168,000. Incremental salaries and benefits expense related to one new outlet opened in the first quarter 2009, including pre-opening expenses, two new DWR:Tools for Living stores opened in the third and fourth quarters 2008, and two studios opened in the first quarter 2008, which operated less than six months in the comparable period in 2008, was approximately $415,000. Salaries and benefits expense is expected to decrease in the remainder of 2009 due to headcount reductions implemented in January 2009 with a planned reduction from the prior comparable period in 2008 of approximately $2,500,000.

•

Occupancy and related expense increased $426,000, or 3.3%, to $13,405,000 in the twenty-six weeks ended July 4, 2009 compared to $12,979,000 in the twenty-six weeks ended June 28, 2008. This increase is due to a $431,000 increase in rent and operating expenses for new or relocated sales locations including one new outlet opened in the first quarter 2009, two new DWR:Tools for Living stores opened in the third and fourth quarters 2008, and two studios opened in the first quarter 2008 which operated less than six months in the comparable period in 2008. In addition, we relocated one studio with increased rent and operating expenses in the second quarter 2008. This increase was partially offset by a decrease of approximately $156,000 in occupancy and related expense due to closing one studio in the fourth quarter 2008 and three studios in the second quarter 2009. Occupancy and related expense is expected to approximately remain the same in 2009 from 2008 as the result of the increased cost of recently opened retail locations being offset by the decreased costs of closed studios.

•

Catalog, advertising and promotion expense decreased $2,510,000, or 37.5%, to $4,181,000 in the twenty-six weeks ended July 4, 2009 from $6,691,000 in the twenty-six weeks ended June 28, 2008. This decrease is due to a $1,952,000 decrease in catalog expense and a $350,000 decrease in media advertising expense. Direct response catalog costs were recorded as prepaid catalog costs, and during the first nine months of 2008 were amortized over their expected period of future benefit of approximately four months. In accordance with Statements of Position of the Accounting Standards Division No. 93-7, Reporting on Advertising Costs (“SOP 93-7”), advertising costs must be expensed unless the advertising elicits sales to customers. During the fourth quarter 2008, we no longer adequately tracked the required information required by SOP 93-7. Consequently, catalog costs were expensed as the catalogs were distributed in the fourth quarter 2008 and first half of 2009. The cost of catalogs distributed in the twenty-six weeks ended July 4, 2009 decreased by approximately $1,699,000 from the cost of catalogs distributed in the twenty-six weeks ended June 28, 2008. The number of catalogs and the total number of pages of all catalogs distributed in the twenty-six weeks ended July 4, 2009 decreased from the comparable period in 2008 by 11% and 49%, respectively. In addition, we distributed a relatively more expensive annual catalog in the twenty-six weeks ended June 28, 2008 without a comparable catalog in the twenty-six weeks ended July 4, 2009. We plan to reduce overall spending on catalogs and advertising in the remainder of 2009 from the prior comparable period in 2008 by approximately $5,500,000 based on our initiative to lower our expenses including reduced advertising and fewer planned catalog mailings and fewer pages.

•

Other expense increased $242,000, or 3.6%, to $7,027,000 in the twenty-six weeks ended July 4, 2009 compared to $6,785,000 in the twenty-six weeks ended June 28, 2008. The increase is primarily due to impairment charges of $1,299,000 for leasehold improvements related to three closed studios and five other studios with continuing losses and charges of $1,024,000 for future rent payments related to the three closed studios in the twenty-six weeks ended July 4, 2009. This increase was partially offset by a $721,000 decrease in merchant fees, a $473,000 decrease in supplies and the cost of distributing merchandise to our retail locations, a $375,000 decrease in travel-related expense and a $205,000 decrease in telephone and telecommunication expense. We plan to reduce overall spending in other SG&A expenses in the remainder of 2009 from the prior comparable period in 2008 by approximately $2,000,000 based on our initiative to lower our expenses including reduced travel-related expense, information technology expenses and costs of distributing merchandise to our retail locations.

•

Professional, accounting, legal and SOX expense increased $41,000, or 3.0%, to $1,422,000 in the twenty-six weeks ended July 4, 2009 compared to $1,381,000 in the twenty-six weeks ended June 28, 2008. The increase is primarily due to a $287,000 increase in legal expenses, partially offset by a $210,000 decrease in accounting fees directly related to SEC reporting and Sarbanes-Oxley Act of 2002 compliance.

Interest and Other Income and Expenses

We had no significant interest income in the twenty-six weeks ended July 4, 2009 compared to interest income of $97,000 in the twenty-six weeks ended June 28, 2008 due to significantly less invested capital. In the twenty-six weeks ended July 4, 2009, excess cash balances were used to pay down borrowings under our loan agreement compared to being swept into an interest bearing investment account in the twenty-six weeks ended June 28, 2008. Interest expense increased $91,000 to $209,000 in the twenty-six weeks ended July 4, 2009 compared to $118,000 in the twenty-six weeks ended June 28, 2008, primarily due to increased borrowings under our loan agreement. Other expense of $49,000 in the second quarter 2009 and $43,000 in the second quarter 2008 primarily consists of foreign currency exchange losses related to currency fluctuations.

Income Taxes

No income tax benefit was recognized in the twenty-six weeks ended July 4, 2009 because it was uncertain whether the tax benefit of the year-to-date pre-tax loss would be realized. We recorded a tax benefit of $1,237,000 calculated at the projected annual effective tax rate of 61.3% in the twenty-six weeks ended June 28, 2008. The difference between the statutory rate of 39.5% and effective tax rate is primarily due to projected stock-based compensation expense related to incentive stock options not being deductible for tax purposes. Utilization of the net operating losses and tax credits is subject to a substantial annual limitation due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code and similar state provisions because of our $15,000,000 financing on August 3, 2009. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents were $464,000 and $7,070,000 as of July 4, 2009 and June 28, 2008, respectively.

Working capital

Working capital was $764,000 and $24,359,000 as of July 4, 2009 and June 28, 2008, respectively. The decrease in working capital is primarily the result of significant operating losses incurred in the third quarter 2008 through the second quarter 2009. Specific component changes in working capital were increased borrowings of $3,161,000 under the loan agreement and decreased inventory of $13,367,000 and cash of $6,606,000.

Cash flows

Net cash provided by (used in):

	Twenty-six weeks ended
(amounts in thousands)	July 4, 2009	June 28, 2008
Operating activities	$981	$(545)
Investing activities	(947)	(2,541)
Financing activities	(8,254)	4,505

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities of $981,000 in the twenty-six weeks ended July 4, 2009 was primarily attributable to a reduction of inventory of $11,935,000 that was offset by the net loss of $13,397,000 reduced by non-cash charges of $2,323,000 for impairment of leasehold improvements and future rent payment liabilities. Net cash used in operating activities of $545,000 in the twenty-six weeks ended June 28, 2008 was primarily attributable to the net loss from operations in the twenty-six weeks ended June 28, 2008.

Net Cash Used in Investing Activities

Cash used in investing activities was for the purchase of property and equipment related to our new outlet and studios, and information technology systems in the amounts of $947,000 and $2,541,000 in the twenty-six weeks ended July 4 2009 and June 28, 2008, respectively. We opened one new outlet in the first quarter 2009 and relocated one studio in the second quarter 2009. We opened two new studios in the twenty-six weeks ended June 28, 2008. On April 1, 2008, we launched our website on a new platform and on May 12, 2008, we installed a new warehousing and distribution system at our fulfillment center.

Our current plan for our investment in property and equipment in the remainder of fiscal year 2009 is approximately $300,000, primarily to pay for relocating one studio in the second quarter 2009. However, we plan to evaluate our time frame for implementation of a new ERP system in the third quarter 2009 and may invest in our information technology systems in the fourth quarter 2009. We currently do not know the amount of such investment, if any. We plan to finance this investment from cash received from our $15,000,000 financing on August 3, 2009.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in the twenty-six weeks ended July 4, 2009 was primarily comprised of repayment of borrowings under our loan agreement of $6,131,000, the restriction of $2,000,000 of cash related to our loan agreement and repayment of long-term obligations of $392,000. Net cash provided by financing activities in the twenty-six weeks ended June 28, 2008 was primarily comprised of borrowings of $4,657,000 under our loan agreement.

On July 20, 2009, we entered into a securities purchase agreement relating to a private placement of shares of our common stock and Series A Preferred Stock. On August 3, 2009, Glenhill Special Opportunities Master Fund LLC, an affiliate of Glenhill Capital Management, LLC, or the Investor, invested $15,000,000 of additional capital into the company. The Investor purchased 15,400,000 shares of our common stock at a purchase price of $0.15 per share and 1,000,000 shares of the Series A Preferred Stock at a purchase price of $12.69 per share. The Series A Preferred Stock is convertible, at the option of the holder of the Series A Preferred Stock, into 137,409,132 shares of common stock which, together with the 15,400,000 shares of common stock issued to the Investor in connection with the transaction, equal 91.33% of our outstanding common stock.

Cash Availability and Liquidity

As of July 4, 2009, we had available $2,883,000 in working capital resources for our future cash needs as follows:

•	approximately $464,000 in cash and cash equivalents; and

•	approximately $2,419,000 in availability under our working capital line of credit.

In response to lower sales following the economic downturn and resulting losses from operations in 2008, we undertook several initiatives to lower our expenses to better match the forecasted reduction in revenues and improve liquidity in the fourth quarter 2008 and 2009. We have restructured certain real estate lease contracts, reduced marketing and catalog expenses primarily by reducing the number of planned catalog mailings and the number of pages per catalog, delayed implementation of a new ERP system, renegotiated certain support contracts related to software maintenance and telecommunications, and lowered outside contractor fees as well as headcount in all areas of the company. Excluding charges for impairment and future lease liabilities of $2,323,000, we reduced selling, general and administrative expenses by approximately $8.1 million in the twenty-six weeks ended July 4, 2009 and expect reduced selling, general and administrative expenses of approximately $10 million in the remainder of 2009 from the prior comparable periods in 2008. We also reduced inventory levels significantly from year-end 2008 levels to generate additional liquidity. As a result, we were able to generate cash from operating activities in the first half of 2009. However, at July 4, 2009 there were insufficient assets that could be liquidated to support ongoing operational loss and without additional equity, it was highly unlikely that the company could continue as a going concern. We subsequently raised $15,000,000 of equity financing on August 3, 2009, of which, $5,000,000 will be used to pay down our loan agreement with Wells Fargo Retail Finance, LLC. This equity should be sufficient to fund operations for at least the next twelve months.

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

Commitments and Contractual Obligations

On February 2, 2007, we entered into a Loan, Guaranty and Security Agreement, or the Loan Agreement, with Wells Fargo Retail Finance, LLC, or Wells Fargo. The Loan Agreement expires on February 2, 2012 and provides for an overall credit line up to $20,000,000. The Loan Agreement consists of a revolving credit line and letters of credit up to $5,000,000. The amount we may borrow at any time under the Loan Agreement is based upon a percentage of eligible inventory and accounts receivable less certain reserves. Advance rates under the credit line are, in part, determined by third party appraisals of the net liquidation value of our inventories. Borrowings are secured by the right, title and interest to all of our personal property, including cash, accounts receivable, inventory, equipment, fixtures, general intangibles and intellectual property. The Loan Agreement contains various restrictive covenants, including minimum availability, restrictions on payment of dividends, limitations on indebtedness, limitations on subordinated indebtedness and limitations on the amount of capital expenditures we may incur in any fiscal year. We are currently in compliance with all of these restrictive covenants.

On March 18, 2009, we entered into a first amendment to the Loan Agreement and a securities account availability agreement with Wells Fargo in which Wells Fargo increased the amount of advances otherwise available to us by $1,000,000 in exchange for our granting Wells Fargo collateral rights on a deposit account with a balance of $2,187,000 as of July 4, 2009. Wells Fargo permitted us to withdraw amounts from this account in excess of $2,000,000 as long as no default or event of default has occurred. Accordingly, we classified $2,000,000 of cash to restricted cash. If Wells Fargo increases reserves or reduces the advance rate due on our credit line by a material amount and we are unable to reduce outstanding borrowings to the reduced level of availability, or an event of default occurs, there can be no assurance that Wells Fargo will not demand repayment of the line of credit or take assets secured by our borrowing.

On August 4, 2009, we entered into a Second Amendment to the Loan Agreement and Waiver with Wells Fargo, in which Wells Fargo consented to the $15,000,000 financing of which $5,000,000 will be used to pay down the Loan Agreement. In addition, the Second Amendment to the Loan Agreement removes collateral rights to the deposit account contained in the first amendment to the Loan Agreement, lowered the borrowing base and eligible in-transit inventory and increased minimum availability, letter of credit costs, the unused credit line fee and the interest rate that we pay on borrowings.

As of August 4, 2009, interest on borrowings will be based upon average availability either at a base rate plus 2% to 2.5%, or LIBOR plus 3% to 3.5%, and the unused credit line fee is 0.5%. The base rate is the greater of Wells Fargo’s prime rate or the Federal funds effective rate plus 0.5%. In the event of default, our interest rate will be increased by two percentage points. The interest rate on outstanding borrowings at July 4, 2009 was 3.25%, which increased to 5.5% on August 4, 2009. As of July 4, 2009, we had outstanding borrowings of $7,818,000 under the revolving credit line and $1,523,000 in outstanding letters of credit. Approximately $2,419,000 was available for advances under the revolving credit line as of July 4, 2009.

In the fourth quarter 2008 and the first half of 2009, bank-commissioned appraisals determined that the net liquidation value of our inventories had declined due to general market conditions and, as a result, Wells Fargo reduced our advance rates, which constricted the availability of borrowings under the line of credit. The availability of borrowings would decrease if subsequent appraisals determine that the net liquidation value of our inventories has decreased.

In January 2009, we financed the second and third years of a three year software license fee of approximately $253,000 per year with a promissory note. As of July 4, 2009, outstanding borrowings under this and other notes were $93,000 with interest rates ranging from 2% to 11% maturing in 2009.

We entered into equipment leases during fiscal years 2008 and 2007 with remaining capitalized lease obligation payments of $267,000 including interest and principal as of July 4, 2009.

As of July 4, 2009, inventory purchase obligations related to open purchase orders were approximately $11,526,000, commitments for furniture, fixtures, and leasehold improvements related to studios were approximately $186,000, and commitments for software licenses, software maintenance, hosting, and development services for various information technology systems and website were approximately $963,000.

Critical Accounting Estimates

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, in the Notes to Financial Statements and Critical Accounting Estimates section for critical accounting estimates except as modified below.

Revenue Recognition

We recognize revenue on the date on which we estimate that the product has been received by the customer and retain title to items and bear the risk of loss of shipments until delivery to our customers. We recognize shipping and handling fees charged to customers in net sales at the time products are estimated to have been received by customers. We take title to items drop shipped by vendors at the time of shipment and bear the risk of loss until delivery to customers. We use third-party freight carrier information to estimate standard delivery times to various locations throughout the United States and Canada. We record as deferred revenue the dollar amount of all shipments for a particular day, if based upon our estimated delivery time, such shipments, on average, are expected to be delivered after the end of the reporting period. As of July 4, 2009, January 3, 2009 and June 28, 2008, deferred revenue was $1,609,000, $1,162,000 and $1,954,000, respectively, and related deferred cost of sales was $865,000, $572,000 and $1,037,000, respectively.

Sales are recorded net of expected product returns by customers. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends, changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected product returns and as a reduction in cost of sales for the corresponding cost amount, less any reserve for estimated scrap. The reserves for estimated product returns were $465,000, $573,000 and $572,000 as of July 4, 2009, January 3, 2009 and June 28, 2008, respectively.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement 165, Subsequent Events (“FAS 165”), to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. FAS 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. We adopted Statement 165 as of July 4, 2009, which was the required effective date.

We evaluated our July 4, 2009 financial statements for subsequent events through August 7, 2009, the date the financial statements were available to be issued. Other than the agreements and events noted below, we are not aware of any subsequent events which would require recognition or disclosure in the financial statements. On July 20, 2009, we entered into a securities purchase agreement relating to a private placement of shares of our common stock and Series A Preferred Stock. On August 3, 2009, Glenhill Special Opportunities Master Fund LLC invested $15,000,000 of additional capital into the company in exchange for a 91.33% ownership stake. At July 4, 2009 there were insufficient assets that could be liquidated to support ongoing operational loss and without additional equity, it was highly unlikely that the company could continue as a going concern. On August 4, 2009, we entered into a Second Amendment to the Loan Agreement and Waiver with Wells Fargo, in which Wells Fargo consented to the $15,000,000 financing of which $5,000,000 will be used to pay down the Loan Agreement. Our negotiations and any settlement agreements subsequent to July 4, 2009 with our landlords for lease buy-outs influenced our determination that a settlement is highly likely and the calculation of any estimated potential settlement.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), to improve how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics. Among other things, FAS 167 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (“VIE”) and whether that VIE should be consolidated. The new Statement requires an entity to provide significantly more disclosures about its involvement with VIE’s. As a result, we must comprehensively review our involvement with VIE’s and potential VIE’s, including entities previously considered to be qualifying special purpose entities, to determine the effect on our financial statements and related disclosures. FAS 167 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. Earlier application is prohibited. Because we have no involvement with VIE’s, the adoption of FAS 167 will have no effect on our financial statements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets: an Amendment of FASB Statement No. 140 (“FAS 166”). FAS 166 changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of FASB Statement 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS 166 also eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPE’s”). As a result, all existing QSPE’s need to be evaluated to determine whether the QSPE should be consolidated in accordance with FAS 166. FAS 166 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The recognition and measurement provisions of FAS 166 must be applied to transfers that occur on or after the effective date. Early application is prohibited. The new Statement also requires additional disclosures about transfers of financial assets that occur both before and after the effective date. Because we have no involvement with QSPE’s or transfers of financial assets, the adoption of FAS 166 will have no effect on our financial statements.

In April 2009, the FASB issued FAS Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under FASB Statement 157, Fair Value Measurements, remains the same, which is to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP 157-4 also requires expanded disclosures. FSP 157-4 was effective for interim and annual periods ending after June 15, 2009. We adopted FSP 157-4 on April 5, 2009. Our financial assets and liabilities are typically measured using Level 1 inputs and as a result, the adoption of FSP 157-4 did not have any effect on our financial statements.

In April 2009, the FASB issued FAS Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP FAS 107-1 and APB 28-1 was effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 on April 5, 2009. The adoption FSP FAS 107-1 and APB 28-1 did not have any impact on the reporting of our results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

In the twenty-six weeks ended July 4, 2009, we generated more than 98% of our net sales in U.S. dollars, but we purchased approximately 31% of our product inventories from manufacturers in foreign countries with 16% of our product inventory purchases being paid for in Euros. Increases and decreases in the U.S. dollar relative to the Euro result in fluctuations in the cost to us of merchandise sourced from Europe. As a result of such currency fluctuations, we have experienced and may continue to experience fluctuations in our operating results on an annual and a quarterly basis going forward. Specifically, as the value of the U.S. dollar declines relative to the Euro, the effective cost for our product increases. As a result, declines in the value of the U.S. dollar relative to the Euro and other foreign currencies would increase our cost of sales and decrease our gross margin.

In the twenty-six weeks ended July 4, 2009, the value of the dollar has remained approximately the same relative to the Euro. We purchased foreign currency forward contracts to hedge our foreign currency risk in the first quarter 2008 through the third quarter 2008. In 2008, the value of the dollar increased approximately 5% relative to the Euro resulting in losses on some of those contracts and, as a result, we discontinued purchasing hedge contracts at the end of 2008. We do not hold any foreign currency forward contracts as of July 4, 2009. A hypothetical 1% increase or decrease in the Euro exchange rate with the dollar on January 4, 2009 would result in a change to cost of sales of approximately $48,000 on an annualized basis if our product inventory purchases being paid for in Euros remained constant from the second quarter 2009 throughout 2009.

Interest Rate Risk

We have interest payable on our revolving line of credit. Amounts borrowed under this line of credit bear interest based upon average availability either at a base rate plus 2% to 2.5%, or LIBOR plus 3% to 3.5%. The base rate is the greater of Wells Fargo’s prime rate or the Federal funds effective rate plus 0.5%. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the future financing requirements. As of July 4, 2009, we had $7,818,000 of outstanding borrowings under the revolving credit line at an interest rate of 3.25%, which increased to 5.5% on August 4, 2009. A hypothetical increase or decrease in interest rates by one percentage point on January 3, 2009 would result in a change to our annual interest expense of approximately $92,000, if our outstanding loan balance remained constant throughout the remainder of 2009. If our interest rate was at the higher rate effective on August 4, 2009 of 5.5%, our annual interest expense would increase by approximately $207,000, if our outstanding loan balance remained constant throughout the remainder of 2009.

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

As remediation initiative we have developed a process to review material contracts for appropriate financial statement treatment and disclosure and are in the process of implementing it. Specifically, in the fiscal quarter ended July 4, 2009 we have reviewed material contracts related to new real estate leases, real estate lease amendments, and website and information systems to adequately account for their financial impact.

Monitoring

We had an entity level material weakness related to insufficient oversight procedures performed by management of our internal controls. We did not maintain processes to verify that internal controls over financial reporting were performed correctly or in a timely and consistent basis.

As remediation initiative, in the fiscal quarter ended July 4, 2009 we continued self testing and evaluation by process owners that was initiated in 2008. When a deficiency was discovered, we followed up with the parties involved and monitored corrective action and confirmed the control has been corrected and updated.

(b)        Changes in Internal Control over Financial Reporting

Other than these implementations, the improvements in our control environment during our fiscal quarter ended July 4, 2009 and the internal control implementation currently underway as discussed above, there have been no changes in our internal control over financial reporting during our fiscal quarter ended July 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending. The recent downturn in the housing market, the turmoil in the credit markets, the decrease in consumer confidence and uncertainties in general economic conditions including the current recession, have adversely affected our sales. In addition, fewer customers are shopping at our studios, our website or through the catalog. Net sales decreased $29,237,000, or 31.0%, in the twenty-six weeks ended July 4, 2009 from the comparable period in 2008. The decrease in the combined net sales of our three sales points (studio, online and phone) is related to a decrease in the number of units of merchandise shipped by 10%, a decrease in prices due to an increase in promotional discounts and a change in product mix to a relative higher volume of lower priced DWR:Tools for Living merchandise. The average revenue per unit of product sold decreased by 23%. All of these factors are attributed to the impact of the unfavorable economy.

In response to lower sales following the economic downturn and resulting losses from operations in 2008, we undertook several initiatives to lower our expenses to better match the forecasted reduction in revenues and improve liquidity in the fourth quarter 2008 and 2009. We have restructured certain real estate lease contracts, reduced marketing and catalog expenses primarily by reducing the number of planned catalog mailings and the number of pages per catalog, delayed implementation of a new ERP system, renegotiated certain support contracts related to software maintenance and telecommunications, and lowered outside contractor fees as well as headcount in all areas of the company. We reduced selling, general and administrative expenses by approximately $8.1 million in the twenty-six weeks ended July 4, 2009 excluding charges for impairment and future lease liabilities of $2,323,000, and expect reduced selling, general and administrative expenses of approximately $10 million in the remainder of 2009 from the prior comparable periods in 2008. We also reduced inventory levels significantly from year-end 2008 levels to generate additional liquidity. As a result, we were able to generate cash from operating activities in the first half of 2009. However, at July 4, 2009 there were insufficient assets that could be liquidated to support ongoing operational loss and without additional equity, it was highly unlikely that the company could continue as a going concern. We subsequently raised $15,000,000 of equity financing on August 3, 2009, of which, $5,000,000 will be used to pay down our loan agreement with Wells Fargo Retail Finance, LLC. This equity should be sufficient to fund operations for at least the next twelve months.

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

We voluntarily delisted our common stock from The NASDAQ Global Market, which could result in loss of investors, increased obligations under state securities laws and decreased coverage by securities analysts.

Effective as of July 16, 2009, we voluntarily delisted our common stock from The Nasdaq Global Market. The quotations for our common stock now appear in the “Pink Sheets.” Delisting from The Nasdaq Global Market subjects us to numerous consequences that may adversely affect our business, including the loss of investors. We may no longer qualify for exemptions from state securities registration requirements. Without an exemption from registration, we may need to file time-consuming and costly registration statements for future securities transactions and issuances and to amend our stock option and stock purchase plans. Furthermore, delisting may result in decreased coverage by securities analysts.

We have a limited trading market, which could affect your ability to sell shares of our common stock and the price you may receive for our common stock.

There is currently a limited trading market for our common stock on the Pink Sheets. The ability to trade our common stock on the Pink Sheets depends on the presence and investment decisions of willing buyers and sellers. Therefore, the market of investors who are willing to purchase our common stock is limited, the volume of our common stock traded on a daily basis is low, and the liquidity of our common stock is limited. There can be no guarantee that our common stock will be accepted for quotation by any other quotation system, market or exchange. Prices for securities traded solely on the Pink Sheets may be difficult to obtain. As such, our stock has very limited liquidity and marketability. This very limited liquidity, marketability, the reduced public access to quotations for our common stock and lack of a regular trading market for our stock have depressed the market price of our common stock.

We may not have sufficient funds to pay our obligations to holders of our Series A Preferred Stock when they become due.

If our stockholders do not approve the increase in the number of authorized shares of our common stock to permit full conversion of our outstanding Series A Preferred Stock, then on or after August 3, 2010, the holders of the Series A Preferred Stock will be entitled, in their sole discretion, to require us to redeem their shares of Series A Preferred Stock at the applicable liquidation preference. If our stockholders do not approve the increase in the number of authorized shares of our common stock, the applicable liquidation preference per share of the Series A Preferred Stock will be equal to four times the purchase price of the Series A Preferred Stock plus any accumulated but unpaid dividends and increases in increments of 5% for each month in which we have not obtained such stockholder approval after October 2009, pro rated daily. We may not have sufficient funds to redeem the Series A Preferred Stock if such redemption becomes available. We may be required to obtain the funds necessary to redeem our Series A Preferred Stock through the issuance of additional equity or debt securities or the sale of assets. We may be unable to obtain the funds needed, if any, to pay these obligations from any one or more of these sources on favorable economic terms or at all. We have also granted Glenhill Special Opportunities Master Fund LLC a preemptive right on any equity or equity-linked financings that we complete. This may impede our ability to secure additional funding because it may discourage third parties from making an offer. If we become obligated to redeem the Series A Preferred Stock and are unable to obtain funds to pay such obligations, we may be forced to dispose of assets or take other actions on disadvantageous terms, which could result in losses and could have a material adverse effect on our financial condition and results of operations.

Because of its significant stock ownership, our largest stockholder can exert significant influence over our future direction.

On August 3, 2009, Glenhill Special Opportunities Master Fund LLC purchased 15,400,000 shares of our common stock and 1,000,000 shares of a new series of Series A 9% Convertible Preferred Stock. The Series A Preferred Stock is convertible, at the option of the holder of the Series A Preferred Stock, into 137,409,132 shares of our common stock which, together with the 15,400,000 shares of common stock issued to Glenhill Special Opportunities Master Fund LLC in connection with the transaction, equal 91.33% of our outstanding common stock. Therefore, Glenhill Special Opportunities Master Fund LLC will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

We are required to register for resale shares of our common stock. If we fail to register the shares or the stockholders are unable to sell their shares under the registration statement after it becomes effective, we may be obligated to pay damages to the stockholders which could harm our financial condition.

We recently sold an aggregate of 15,400,000 shares of our common stock and preferred stock convertible into an additional 137,409,132 shares of our common stock in a private placement transaction. We are required to register the common stock and the common stock issuable upon conversion of the Series A Preferred Stock with the Securities and Exchange Commission within specified time frames. If the registration statement is not timely filed, or declared effective within the time frame described; the registration statement is suspended other than as permitted in the registration rights agreement; after effectiveness, the registration statement ceases to remain continuously effective for ten consecutive calendar days or fifteen calendar days in any twelve month period; or we fail to make current public information available, we may be obligated to pay damages equal to up to 2% of the share purchase price per month, subject to a maximum of $1.5 million. Any such payments could harm our financial condition.

We recently completed a private placement of shares of our common stock and a newly designated series of preferred stock. The agreements with the purchaser contain terms and covenants that have resulted in substantial dilution to our stockholders and which could harm our financial condition.

On August 3, 2009, we raised gross proceeds of $15,000,000 through the sale and issuance of 15,400,000 shares of our common stock and 1,000,000 shares of a new series of preferred stock, designated Series A 9% Convertible Preferred Stock, convertible into an additional 137,409,132 shares of our common stock. While this private placement provided us with additional working capital required to fund continuing operations, the transaction was extremely dilutive to our existing stockholders and the agreements with the purchaser contain terms and covenants that could result in additional dilution to our stockholders, could render future financings and merger and acquisition transactions more difficult and could require us to expend substantial amounts of cash, even if then unavailable at the time such expenditure was required.

Holders of the Series A Preferred Stock are entitled to an annual compounded dividend of 9% on each share of Series A Preferred Stock, payable in kind at the purchase price of the Series A Preferred Stock, annually in arrears. The annual dividend rate will automatically increase to 15% if our stockholders do not approve the necessary increase in the number of authorized shares of common stock to permit full conversion of the Series A Preferred Stock or a default by us on any of the material terms and conditions of the Series A Preferred Stock. While the fact that the annual dividend is payable in kind will help us to conserve our cash, the dividends on the Series A Preferred Stock will result in additional dilution to our stockholders.

The Series A Preferred Stock is subject to full ratchet anti-dilution protection in connection with future issuances of equity securities, subject to customary exceptions. In addition, we have granted Glenhill Special Opportunities Master Fund LLC a preemptive right on any equity or equity-linked financings that we complete. This may impede our ability to secure additional funding because it may discourage third parties from making an offer.

In the event of a merger or acquisition involving the company, the holders of Series A Preferred Stock will be entitled to a liquidation preference before any proceeds are paid to the holders of our common stock. The liquidation preference per share of the Series A Preferred Stock will be equal to the purchase price of the Series A Preferred Stock plus any accumulated but unpaid dividends. However, if our stockholders do not approve the increase in the number of authorized shares of our common stock to permit full conversion of the Series A Preferred Stock, the liquidation preference per share of the Series A Preferred Stock will automatically increase to four times such amount and increases in increments of 5% for each month after October 2009, pro rated daily.

If our stockholders do not approve the increase in the number of authorized shares of our common stock to permit full conversion of the Series A Preferred Stock, then on or after August 3, 2010, the holders of the Series A Preferred Stock will be entitled, in their sole discretion, to require us to redeem their shares of Series A Preferred Stock at the then applicable liquidation preference. We may not have sufficient funds to redeem the Series A Preferred Stock if such redemption becomes available.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	S-1	03/24/04	3.01
3.2	Certificate of Designations of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock	8-K	08/05/09	3.1
4.1	Rights Agreement, dated as of May 23, 2006, among Design Within Reach, Inc. and American Stock Transfer and Trust Company, N.A., as Rights Agent, including the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Design Within Reach, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C	8-K	05/25/06	4.1
4.2	Form of Specimen Common Stock Certificate	8-K	05/25/06	4.2
4.3	First Amendment dated December 13, 2007 to Rights Agreement dated May 23, 2006 between Design Within Reach, Inc. and American Stock Transfer and Trust Company	8-K	12/14/07	4.1
4.4	Second Amendment to Rights Agreement, dated as of February 12, 2009, by and between the Company and American Stock Transfer & Trust Company	8-K	02/13/09	4.1
4.5	Third Amendment to Rights Agreement, dated as of April 30, 2009, by and between the Company and American Stock Transfer & Trust Company	8-K	05/01/09	4.1
4.6	Securities Purchase Agreement dated July 20, 2009 between Design Within Reach, Inc. and Glenhill Special Opportunities Master Fund LLC	8-K	07/20/09	4.1
4.7	Form of Registration Rights Agreement by and between Design Within Reach, Inc. and Glenhill Special Opportunities Master Fund LLC	8-K	07/20/09	4.2
4.8	Fourth Amendment to Rights Agreement dated as of July 17, 2009, by and between Design Within Reach, Inc. and American Stock Transfer & Trust Company, LLC	8-K	07/20/09	4.3
4.9	Registration Rights Agreement dated August 3, 2009 between Design Within Reach, Inc. and Glenhill Special Opportunities Master Fund LLC	8-K	08/05/09	4.1
10.1	Letter Agreement dated July 20, 2009 between Design Within Reach, Inc. and Glenhill Special Opportunities Master Fund LLC	8-K	07/20/09	10.1
10.2	Form of Voting Agreement	8-K	07/20/09	10.2
10.3	Second Amendment to Loan Agreement and Waiver among Design Within Reach, Inc., the Lenders thereto and Wells Fargo Retail Finance, LLC, as Administrative Agent, dated as of August 4, 2009	8-K	08/05/09	10.1
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934				X
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Design Within Reach, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2009	DESIGN WITHIN REACH, INC.

/s/ Theodore R. Upland III
Theodore R. Upland III
Vice President, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)